Form 10-K
period 2018-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2019-02-28
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
None.

a
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was $1.38 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 27, 2019 was 19,499,144.
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
DECEMBER 31, 2018

PART I.
Forward-Looking Information
Certain of the discussions and information included or incorporated by reference in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as "may," "target," "could," "would," "will," "should," "believe," "expect," "anticipate," "plan," "intend," "foresee," and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	our ability to execute our business strategy;

•	the seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S.;

•	our ability to further improve our operating cash flows, and the availability of capital and liquidity;

•	our estimated future capital expenditures;

•	general economic conditions and its impact on our revenues and expenses;

•	our parts and service revenue due to, among other things, improvements in vehicle technology;

•	the variable nature of significant components of our cost structure;

•	our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers' willingness to continue to use incentive programs to drive demand for their product offerings;

•	our ability to leverage our common systems, infrastructure and processes in a cost-efficient manner;

•	our capital allocation strategy, including as it relates to acquisitions and divestitures, stock repurchases, dividends and capital expenditures;

•	the continued availability of financing, including floor plan financing for inventory;

•	the ability of consumers to secure vehicle financing at favorable rates;

•	the growth of the brands that comprise our portfolio over the long-term;

•	our ability to mitigate any future negative trends in new vehicle sales; and

•	our ability to increase our cash flow and net income as a result of the foregoing and other factors.
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

•	our ability to execute our balanced automotive retailing and service business strategy;

•	our ability to attract and retain skilled employees;

•	adverse conditions affecting the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver, and market their vehicles successfully;

•	changes in the mix, and total number, of vehicles we are able to sell;

•	our outstanding indebtedness and our continued ability to comply with applicable covenants in our various financing and lease agreements, or to obtain waivers of these covenants as necessary;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our website at http://www.asburyauto.com as soon as practical after such reports are filed with the U.S. Securities and Exchange Commission (the "Commission"). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2018 Annual Meeting of Stockholders, when filed, will also be available on our website, and at the URL stated in such proxy statement. We also make available on our website copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:

•	the respective charters of our audit committee, governance and nominating committee, compensation and human resources committee, and capital allocation and risk management committee;

•	our criteria for independence of the members of our board of directors, audit committee, and compensation and human resources committee;

•	our Corporate Governance Guidelines; and

•	our Code of Business Conduct and Ethics for Directors, Officers, and Employees.
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
As of December 31, 2018, we owned and operated 97 new vehicle franchises, representing 29 brands of automobiles at 83 dealership locations, and 25 collision centers in the United States. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, including vehicle repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") insurance, prepaid maintenance, and credit life and disability insurance.
Our operations provide a diverse revenue base that we believe mitigates the impact of fluctuations in new vehicle sales volumes and gross profit margins. In addition, our geographic footprint decreases our exposure to regional economic conditions and our brand diversification decreases our exposure to manufacturer-specific risks, such as brand perception or production disruptions. In 2018, a significant portion of our gross profit was derived from our parts and service business, which historically has been more stable throughout economic cycles.
The following charts present the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2018:

Our new vehicle franchise retail network is made up of dealerships located in 17 metropolitan markets in nine states operating primarily under eight locally-branded dealership groups. The following chart provides a detailed breakdown of our markets, brand names, and franchises as of December 31, 2018:

Dealership Group	Market	Franchise Brand Name

Coggin Automotive Group	Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz
	Jacksonville, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Nissan(a), Toyota
	Orlando, FL	Ford, Honda(a), Hyundai, Lincoln

Courtesy Autogroup	Tampa, FL	Chrysler, Dodge, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, smart (c), Sprinter, Toyota

Crown Automotive Company	Durham, NC	Honda
	Fayetteville, NC	Dodge, Ford
	Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
	Greenville, SC	Jaguar, Land Rover, Lexus, Nissan, Porsche, Toyota, Volvo
	Charlottesville, VA	BMW
	Richmond, VA	Acura, BMW(a), MINI

David McDavid Auto Group	Austin, TX	Acura
	Dallas/Fort Worth, TX	Acura, Ford, Honda(a), Lincoln
	Houston, TX	Nissan

Gray-Daniels Auto Family	Jackson, MS	Chevrolet, Ford, Lincoln, Nissan(a), Toyota

Hare Automotive Group	Indianapolis, IN	Chevrolet, Honda, Isuzu

Nalley Automotive Group	Atlanta, GA	Acura, Audi, Bentley, BMW, Chevrolet, Ford, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan(a), Toyota(b), Volkswagen

Plaza Motor Company	St. Louis, MO	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), smart (c), Sprinter(a)
_____________________________

(a)	This market has two of these franchises.

(b)	This market has three of these franchises.

(c)	Parts and service operations only.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2018 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2018:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Mercedes-Benz	4	6%
Lexus	4	7
BMW	7	5
Acura	6	4
Infiniti	4	3
Audi	2	3
Lincoln	3	2
Volvo	2	1
Land Rover	2	2
Jaguar	2	*
Porsche	1	*
Bentley	1	*
Total Luxury	38	33%
Import
Honda	12	19%
Toyota	7	12
Nissan	10	11
Kia	2	2
Hyundai	3	2
Volkswagen	1	1
MINI	1	*
smart (a)	—	*
Isuzu	1	*
Sprinter	3	*
Total Import	40	47%
Domestic
Ford	6	10%
Chevrolet	4	5
Dodge	3	3
Jeep	2	1
GMC	1	1
Chrysler	2	*
Buick	1	*
Total Domestic	19	20%
Total Franchises	97	100%
(a) Two Franchise agreements pursuant to which we perform parts and service operations.
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2018.
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
The automotive parts and service industry tends to be highly fragmented, with franchised dealerships and independent repair shops competing for this business. We believe, however, that the increased use of advanced technology in vehicles is making it difficult for independent repair shops to compete effectively with franchised dealerships as they may not be able to make the investment necessary to perform major or technical repairs. In an effort to maintain the necessary knowledge to service vehicles and further develop our technician staff, we focus on our internal and manufacturer specific training and development programs for new and existing technicians. We believe our parts and service business is also well-positioned to benefit from the service work potentially generated through the sale of extended service contracts to customers who purchase new and used vehicles from us, as historically these customers tend to have their vehicles serviced at the location where they purchased the extended service contract. In addition, our franchised dealerships benefit from manufacturer policies requiring warranty and recall related repairs be performed at a franchised dealership. We believe our collision repair centers provide us with an attractive opportunity to grow our business due to the high margins provided by collision repair services and the fact we are able to source original equipment manufacturer parts from our franchised dealerships.
Finance and Insurance
We offer a wide variety of automotive finance and insurance ("F&I") products to our customers. We arrange third-party financing for the sale or lease of vehicles to our customers in exchange for a fee paid to us by the third-party financial institution. We do not directly finance our customers' vehicle purchases or leases, therefore our exposure to losses in connection with those third-party financing arrangements is limited generally to the fees we receive. The fees we receive are subject to chargeback, or repayment, to the finance company if a customer defaults or prepays the retail installment contract typically during some limited time period at the beginning of the contract term. We have negotiated agreements with certain lenders pursuant to which we receive additional fees upon reaching a certain volume of business.
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

Recent Developments
None.
Business Strategy
We seek to create long-term value for our stockholders by striving to drive operational excellence and deploy capital to its highest risk adjusted returns. To achieve these objectives, we employ the strategies described below.
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
In order to mitigate the impact of significant fluctuations in vehicle sales, we tie management and employee compensation at various operational levels to performance through incentive-based pay systems based on various metrics. We compensate our general managers, department managers, and sales and other dealership personnel with incentive-based pay, using metrics such as dealership profitability, departmental profitability, customer satisfaction and individual performance, as appropriate. In addition, a portion of management's compensation is variable-based in nature, including an annual cash bonus based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets and a component of equity compensation tied to our financial performance in comparison to our peer group.
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
Deploy Capital to Highest Risk Adjusted Returns
Our capital allocation decisions are made within the context of maintaining sufficient liquidity and a prudent capital structure. We believe our cash position and borrowing capacity, combined with our current and expected future cash generation capability, provides us with financial flexibility to enhance shareholder value through capital deployment.
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
We compete with a broad range of financial institutions in arranging financing for our customers vehicle purchases. In addition, many financial institutions are now offering F&I products through the internet, which has increased competition and may reduce our profits on certain of these items. We believe the principal competitive factors in providing financing are convenience, interest rates, and flexibility in contract length.
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
The Consumer Financial Protection Bureau ("CFPB") has broad regulatory powers under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Although automotive dealers are generally excluded from the CFPB's regulatory authority, the CFPB has announced its intention to regulate automotive financing activities through its regulation of automotive finance companies and other financial institutions that service the automotive industry. In addition, the CFPB has announced its intention to regulate the sale of finance and insurance products. The Federal Trade Commission has certain regulatory authority over automotive dealers and has implemented an enforcement initiative relating to the advertising practices of automotive dealers. For additional information, please refer to the risk factor captioned "Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, our reputation, financial condition, results of operations, and prospects could suffer."
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

Employees
As of December 31, 2018, we employed approximately 8,200 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
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
Our insurance programs include multiple umbrella and excess policies with a total per occurrence and aggregate limit of $100.0 million. We are self-insured for certain employee medical claims and maintain stop loss insurance for individual claims. We have large deductible insurance programs in place for workers compensation, property, and general liability claims.
Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require we secure certain of our obligations for deductible reimbursements with collateral. Our collateral requirements are set by the insurance companies and, to date, have been satisfied by posting surety bonds, letters of credit, and/or cash deposits. Our collateral requirements may change from time to time based on, among other things, our claims experience.
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
Historically, we have generated most of our revenue through new vehicle sales, and new vehicle sales also tend to lead to sales of higher-margin products and services, such as finance and insurance products and vehicle-related parts and service. As a result, our profitability is dependent to a great extent on various aspects of vehicle manufacturers' operations, many of which are outside of our control. Our ability to sell new vehicles is dependent on manufacturers' ability to design and produce, and willingness to allocate and deliver to our dealerships, a desirable mix of popular new vehicles that consumers demand. Popular vehicles may often be difficult to obtain from manufacturers for a number of reasons, including the fact that manufacturers generally allocate their vehicles to dealerships based on sales history and capital expenditures associated with such dealerships. Further, if a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles or produces vehicles that do not comply with applicable laws or government regulations, and we own dealerships which sell that manufacturer's vehicles, our revenues from those dealerships could be adversely affected as consumers shift their vehicle purchases away from that brand.
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse, to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2018, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	23.7%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	18.4%
Nissan North America, Inc. (Nissan and Infiniti)	14.4%
Ford Motor Company (Ford and Lincoln)	11.1%
Mercedes-Benz USA, LLC (Mercedes-Benz, smart and Sprinter)	6.5%
BMW of North America, LLC (BMW and Mini)	5.6%
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

As of December 31, 2018, we had total debt of $910.1 million, which excludes total floor plan notes payable of $966.1 million. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred.
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
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2018, each one percent increase in market interest rates would increase our total annual interest expense by as much as $10.0 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
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
Lenders that have historically provided financing to those buyers who, for various reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle, are often referred to as subprime lenders. If market conditions cause subprime lenders to tighten credit standards, or if interest rates increase, the ability to obtain financing from subprime lenders for these consumers to purchase vehicles could become limited, resulting in a decline in our vehicle sales, which in turn, could have a material adverse effect on our financial condition and results of operations.
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
A failure of any of our information systems or those of our third-party service providers, or a data security breach with regard to personally identifiable information ("PII") about our customers or employees, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We depend on the efficient operation of our information systems and those of our third-party service providers. We rely on information systems at our dealerships in all aspects of our sales and service efforts, as well in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on a common DMS. Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us or fail to perform as designed for an extended period of time, or (ii) our relationship with our DMS provider or any other third-party provider deteriorates. Additionally, any disruption to access and connectivity of our information systems due to natural disasters, power loss or other reasons could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.
Additionally, in the ordinary course of business, we and our partners receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. The regulatory environment surrounding information security and privacy is increasingly demanding, with numerous state and federal regulations, as well as payment card industry and other vendor standards, governing the collection and maintenance of PII from consumers and other individuals. We believe the automotive dealership industry is a particular target of identity thieves, as there are numerous opportunities for a data security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Because of the increasing number and sophistication of cyber-attacks, and despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, and/or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of solid and hazardous wastes, investigation and remediation of contamination, and otherwise protective of health, safety and the environment. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs to comply with such federal and state statutes. In addition, we may become subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. For such potential liabilities, we believe we are entitled to indemnification from other entities. However, we cannot provide assurance that such entities will view their obligations as we do or will be able or willing to satisfy them. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, could have a material adverse effect on our business, results of operations, financial condition, or cash flows.
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
We are subject to risks associated with imported product restrictions or limitations, foreign trade and currency valuations.
Our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of doing business outside of the United States and importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or man-made disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions or limitations, or adjust presently prevailing quotas, duties, or tariffs. The Trump Administration is considering imposing up to 25% tariffs on imported vehicles or parts.

The imposition of new, or adjustments to prevailing, quotas, duties, tariffs or other restrictions or limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our revenues and profitability.
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
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2018, unexpected changes to our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
Goodwill and manufacturer franchise rights comprise a significant portion of our total assets. We must test our goodwill and manufacturer franchise rights for impairment at least annually, which could result in a material, non-cash write-down of goodwill or manufacturer franchise rights and could have a material adverse effect on our results of operations and stockholders' equity.
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers.  Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a sub-set of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment. An impairment loss could have a material adverse effect on our results of operations and stockholders' equity. During the years ended December 31, 2018 and 2017 , we recognized $3.7 million and $5.1 million, respectively, in pre-tax non-cash impairment charges associated with manufacturer franchise rights recorded at certain dealerships. See Note 9 "Goodwill and Intangible Franchise Rights" of the Notes to Consolidated Financial Statements for more information.

Technological advances, including increases in ride sharing applications, electric vehicles and autonomous vehicles in the long-term could have a material adverse effect on our business.

The automotive industry is predicted to experience change over the long-term. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain, and may include lower levels of new vehicles sales. In addition, technological advances are facilitating the development of driverless vehicles. The eventual timing of widespread availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the automotive retail industry is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the role of franchised dealers, any of which could materially adversely affect our business, financial condition and results of operations.  The widespread adoption of electric and battery powered vehicles also could have a material adverse effect on the profitability of our parts and service business.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. As of December 31, 2018, our operations encompassed 83 franchised dealership locations throughout nine states, and 25 collision repair centers as follows:

	Dealerships			Collision Repair Centers
Dealership Group:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	5	3		2	—
Crown Automotive Company	13	5	(b)	3	—
David McDavid Auto Group	7	—		4	1
Gray-Daniels Auto Family	—	5	(b)	—	1
Hare Automotive Group	3	—		—	1
Nalley Automotive Group	18	1		4	1
Plaza Motor Company	6	1	(b)	—	1
Total	64	19		18	7
________________________________________

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)	Includes one dealership location where we lease the underlying land but own the building facilities on that land.
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
Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "ABG." Quarterly information concerning our high and low closing sales price per share of our common stock as reported by the NYSE is as follows:

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$69.45	$60.10
Second Quarter	63.65	52.25
Third Quarter	61.60	50.15
Fourth Quarter	$67.75	$55.05
Fiscal Year Ended December 31, 2018
First Quarter	$75.85	$63.25
Second Quarter	75.80	63.65
Third Quarter	77.40	67.35
Fourth Quarter	$71.51	$59.04
We did not pay any dividends during any of these periods. On February 27, 2019, the last reported sale price of our common stock on the NYSE was $71.57 per share, and there were approximately 195 record holders of our common stock.
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

Issuer Purchases of Equity Securities
The following table sets forth information regarding common stock repurchases by the Company on a monthly basis during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)(1)
10/1/2018 - 10/31/2018	621,553	$63.48	621,201	$90.4
11/1/2018 - 11/30/2018	56,546	$67.12	56,482	$86.6
12/1/2018 - 12/31/2018	79,169	$64.76	79,169	$81.5
(1) On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). We began 2018 with $53.3 million in remaining share repurchase authorization. On both January 24, 2018 and October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions, from time to time.
During the year ended December 31, 2018, we repurchased 1,580,910 shares of our common stock under the Repurchase Program for a total of $105.4 million and an additional 71,434 shares of our common stock for $4.8 million from employees in connection with a net share settlement feature of employee equity-based awards. As of December 31, 2018, we had remaining authorization to repurchase up to an additional $81.5 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2018, of a $100 investment in our common stock made on December 31, 2012, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014. Certain reclassifications of amounts previously reported have been made to the accompanying income statement data and balance sheet data in order to conform to current presentation. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Years Ended December 31,
Income Statement Data:	2018	2017	2016	2015	2014
	(in millions, except per share data)
REVENUE:
New vehicle	$3,788.7	$3,561.1	$3,611.9	$3,652.5	$3,230.6
Used vehicle	1,972.4	1,834.1	1,876.4	1,931.7	1,741.5
Parts and service	821.0	786.1	778.5	740.7	666.6
Finance and insurance, net	292.3	275.2	261.0	263.4	229.0
TOTAL REVENUE	6,874.4	6,456.5	6,527.8	6,588.3	5,867.7
COST OF SALES	5,771.4	5,400.6	5,469.1	5,527.5	4,900.5
GROSS PROFIT	1,103.0	1,055.9	1,058.7	1,060.8	967.2
OPERATING EXPENSES:
Selling, general, and administrative expenses	755.8	729.7	732.5	729.9	671.6
Depreciation and amortization	33.7	32.1	30.7	29.5	26.4
Franchise rights impairment	3.7	5.1	—	—	—
Other operating expense (income), net	(1.1)	1.3	(2.3)	(0.2)	1.0
INCOME FROM OPERATIONS	310.9	287.7	297.8	301.6	268.2
OTHER EXPENSES (INCOME):
Floor plan interest expense	32.5	22.7	19.3	16.1	12.4
Other interest expense, net	53.1	53.9	53.1	44.0	38.9
Swap interest expense	0.5	2.0	3.1	3.0	2.0
Loss on extinguishment of long-term debt, net	—	—	—	—	31.9
Gain on divestitures	—	—	(45.5)	(34.9)	—
Total other expenses, net	86.1	78.6	30.0	28.2	85.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	224.8	209.1	267.8	273.4	183.0
Income tax expense	56.8	70.0	100.6	104.0	71.0
INCOME FROM CONTINUING OPERATIONS	168.0	139.1	167.2	169.4	112.0
Discontinued operations, net of tax	—	—	—	(0.2)	(0.4)
NET INCOME	$168.0	$139.1	$167.2	$169.2	$111.6
Income from continuing operations per common share:
Basic	$8.36	$6.69	$7.43	$6.44	$3.75
Diluted	$8.28	$6.62	$7.40	$6.42	$3.72

	As of December 31,
Balance Sheet Data:	2018	2017	2016	2015	2014
	(in millions)
Working capital	$249.7	$243.9	$227.5	$323.4	$225.4
Inventories	1,067.6	826.0	894.9	917.2	886.0
Total assets	2,695.4	2,356.7	2,336.1	2,294.1	2,178.0
Floor plan notes payable	966.1	732.1	781.8	712.2	766.8
Total debt	905.3	875.5	926.7	954.3	697.4
Total shareholders' equity	$473.2	$394.2	$279.7	$314.5	$444.9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2018 we owned and operated 97 new vehicle franchises (83 dealership locations), representing 29 brands of automobiles, and 25 collision centers, in 17 metropolitan markets, within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. As of December 31, 2018, our new vehicle revenue brand mix consisted of 47% imports, 33% luxury, and 20% domestic brands.
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
Our continued organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix, and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, and employment levels. Additionally, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control and may include manufacturer imposed stop-sales or open safety recalls, primarily due to, but not limited to, vehicle safety concerns or a vehicle's failure to meet environmental related requirements. Further, governmental actions, such as changes in, or the imposition of, tariffs or trade restrictions on imported goods, may adversely affect vehicle sales and depress demand. However, we believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our diversified brand and geographic mix.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during 2018 was 17.3 million compared to 17.2 million in 2017. The automotive retail business continues to benefit from the availability of credit to consumers, strong consumer confidence and historically low unemployment levels. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events, or other developments outside our control.
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
We had total available liquidity of $356.1 million as of December 31, 2018, which consisted of cash and cash equivalents of $8.3 million, $32.2 million of funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $47.0 million of availability under our revolving credit facility, and $78.6 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

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
Our only significant identifiable intangible assets, other than goodwill, are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level. The fair value of our manufacturer franchise rights are determined at the acquisition date, by discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic, contractual or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business. We performed quantitative franchise rights impairment tests as of October 1, 2018, and identified three dealerships with franchise rights carrying values that exceeded their fair values, and as a result, recorded non-cash impairment charges of $3.7 million.
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
F&I Chargeback Reserves
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed auto protection (known as "GAP") insurance, and other insurance to customers (collectively "F&I"). F&I commissions are recorded at the time the associated vehicle is sold.
We may be charged back for F&I commissions in the event a contract is prepaid, defaulted upon, or terminated ("chargebacks"). F&I commissions, net of estimated future chargebacks, are included in Finance and Insurance, net in the accompanying Consolidated Statements of Income. We reserve for chargebacks on finance, insurance, or vehicle service contract commissions received. The reserve is established based on historical operating results and the termination provisions of the applicable contracts and is evaluated on a product-by-product basis.
Our F&I cash chargebacks for the years ended December 31, 2018, 2017, and 2016 were $37.5 million, $34.0 million, and $34.9 million, respectively. Our chargeback reserves were $44.2 million and $43.7 million as of December 31, 2018 and December 31, 2017, respectively. Total chargebacks as a percentage of F&I commissions for the years ended December 31, 2018, 2017, and 2016, were 13%, 12%, and 14%, respectively. A 100 basis point change in our estimated reserve rate for future chargebacks, would change our finance and insurance chargeback reserve by approximately $3.1 million as of December 31, 2018.

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
We had $16.5 million and $15.7 million of insurance reserves for incurred and expected employee medical, workers compensation, property, and general liability claims, net of anticipated insurance recoveries, as of December 31, 2018 and December 31, 2017, respectively. Expenses associated with employee medical, workers compensation, property, and general liability claims, including premiums for insurance coverage, for the years ended December 31, 2018, 2017, and 2016, totaled $29.9 million, $27.9 million, and $30.9 million, respectively.

RESULTS OF OPERATIONS
The Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,788.7	$3,561.1	$227.6	6%
Used vehicle	1,972.4	1,834.1	138.3	8%
Parts and service	821.0	786.1	34.9	4%
Finance and insurance, net	292.3	275.2	17.1	6%
TOTAL REVENUE	6,874.4	6,456.5	417.9	6%
GROSS PROFIT:
New vehicle	165.2	169.0	(3.8)	(2)%
Used vehicle	129.7	121.9	7.8	6%
Parts and service	515.8	489.8	26.0	5%
Finance and insurance, net	292.3	275.2	17.1	6%
TOTAL GROSS PROFIT	1,103.0	1,055.9	47.1	4%
OPERATING EXPENSES:
Selling, general, and administrative	755.8	729.7	26.1	4%
Depreciation and amortization	33.7	32.1	1.6	5%
Franchise rights impairment	3.7	5.1	(1.4)	(27)%
Other operating (income) expenses, net	(1.1)	1.3	(2.4)	(185)%
INCOME FROM OPERATIONS	310.9	287.7	23.2	8%
OTHER EXPENSES:
Floor plan interest expense	32.5	22.7	9.8	43%
Other interest expense, net	53.1	53.9	(0.8)	(1)%
Swap interest expense	0.5	2.0	(1.5)	(75)%
Total other expenses, net	86.1	78.6	7.5	10%
INCOME BEFORE INCOME TAXES	224.8	209.1	15.7	8%
Income tax expense	56.8	70.0	(13.2)	(19)%
NET INCOME	$168.0	$139.1	$28.9	21%
Net income per common share—Diluted	$8.28	$6.62	$1.66	25%

	For the Year Ended December 31,
	2018	2017
REVENUE MIX PERCENTAGES:
New vehicles	55.1%	55.2%
Used retail vehicles	25.9%	25.2%
Used vehicle wholesale	2.8%	3.1%
Parts and service	11.9%	12.2%
Finance and insurance, net	4.3%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	15.0%	16.0%
Used retail vehicles	11.5%	11.4%
Used vehicle wholesale	0.2%	0.1%
Parts and service	46.8%	46.4%
Finance and insurance, net	26.5%	26.1%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.0%	16.4%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.5%	69.1%
Total revenue during 2018 increased by $417.9 million (6%) compared to 2017, due to a $227.6 million (6%) increase in new vehicle revenue, a $138.3 million (8%) increase in used vehicle revenue, a $34.9 million (4%) increase in parts and service revenue and a $17.1 million (6%) increase in F&I revenue. The $47.1 million (4%) increase in gross profit during 2018 was the result of a $7.8 million (6%) increase in used vehicle gross profit, a $17.1 million (6%) increase in F&I revenue and a $26.0 million (5%) increase in parts and service gross profit, partially offset by a $3.8 million (2%) decrease in new vehicle gross profit. Our total gross profit margin decreased 40 basis points from 16.4% in 2017 to 16.0% in 2018, primarily due to margin pressure in our new vehicle and used vehicle business lines.
Income from operations during 2018 increased by $23.2 million (8%) compared to 2017, primarily due to a $47.1 million increase in gross profit and a $2.4 million decrease in other operating (income) expense, net, partially offset by a $26.1 million increase in selling, general and administrative expenses and a $1.6 million (5%) increase in depreciation and amortization expenses.
Total other expenses, net increased by $7.5 million in 2018, primarily due to a $9.8 million increase in floor plan interest expense in 2018, partially offset by a $1.5 million decrease in swap interest expense and a $0.8 million decrease in other interest expense, net. As a result, income before income taxes increased by $15.7 million (8%) to $224.8 million in 2018. The $13.2 million (19%) decrease in income tax expense was primarily attributable to the decrease in our effective tax rate from 33.5% in 2017 to 25.3% for 2018. Overall, net income increased by $28.9 million (21%) from $139.1 million in 2017 to $168.0 million in 2018.
On January 1, 2018, we adopted ASC 606 using the modified retrospective method for all contracts not completed as of that date and recognized a cumulative effect adjustment to retained earnings. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The net impact of adopting ASC 606 for the year ended December 31, 2018 was a decrease to net income of $0.1 million. For additional information related to the adoption effects of this new revenue recognition standard, please refer to Note 2 "Revenue Recognition" within the accompanying Condensed Consolidated Financial Statements.
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

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,235.3	$1,200.2	$35.1	3%
Import	1,790.2	1,637.4	152.8	9%
Domestic	763.2	723.5	39.7	5%
Total new vehicle revenue	$3,788.7	$3,561.1	$227.6	6%
Gross profit:
Luxury	$80.0	$78.9	$1.1	1%
Import	52.6	56.8	(4.2)	(7)%
Domestic	32.6	33.3	(0.7)	(2)%
Total new vehicle gross profit	$165.2	$169.0	$(3.8)	(2)%
New vehicle units:
Luxury	22,979	22,525	454	2%
Import	62,939	58,685	4,254	7%
Domestic	19,357	18,765	592	3%
Total new vehicle units	105,275	99,975	5,300	5%

Same Store:
Revenue:
Luxury	$1,235.3	$1,200.2	$35.1	3%
Import	1,706.7	1,636.2	70.5	4%
Domestic	740.3	722.2	18.1	3%
Total new vehicle revenue	$3,682.3	$3,558.6	$123.7	3%
Gross profit:
Luxury	$80.0	$78.9	$1.1	1%
Import	49.7	56.7	(7.0)	(12)%
Domestic	31.7	33.2	(1.5)	(5)%
Total new vehicle gross profit	$161.4	$168.8	$(7.4)	(4)%
New vehicle units:
Luxury	22,979	22,525	454	2%
Import	60,010	58,648	1,362	2%
Domestic	18,676	18,727	(51)	—%
Total new vehicle units	101,665	99,900	1,765	2%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2018	2017
As Reported:
Revenue per new vehicle sold	$35,989	$35,620	$369	1%
Gross profit per new vehicle sold	$1,569	$1,690	$(121)	(7)%
New vehicle gross margin	4.4%	4.7%	(0.3)%

Luxury:
Gross profit per new vehicle sold	3,481	3,503	(22)	(1)%
New vehicle gross margin	6.5%	6.6%	(0.1)%
Import:
Gross profit per new vehicle sold	$836	$968	$(132)	(14)%
New vehicle gross margin	2.9%	3.5%	(0.6)%
Domestic:
Gross profit per new vehicle sold	$1,684	$1,775	$(91)	(5)%
New vehicle gross margin	4.3%	4.6%	(0.3)%

Same Store:
Revenue per new vehicle sold	$36,220	$35,622	$598	2%
Gross profit per new vehicle sold	$1,588	$1,690	$(102)	(6)%
New vehicle gross margin	4.4%	4.7%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,481	$3,503	$(22)	(1)%
New vehicle gross margin	6.5%	6.6%	(0.1)%
Import:
Gross profit per new vehicle sold	$828	$967	$(139)	(14)%
New vehicle gross margin	2.9%	3.5%	(0.6)%
Domestic:
Gross profit per new vehicle sold	$1,697	$1,773	$(76)	(4)%
New vehicle gross margin	4.3%	4.6%	(0.3)%
New vehicle revenue increased by $227.6 million (6%), primarily as a result of a 5% increase in new vehicle units sold and a 1% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $123.7 million (3%) as a result of increases in new vehicle units and revenue per new vehicle sold.
The 2% increase in same store unit sales volume was driven by a 2% increase in both luxury and import units. The 2% increase in same store unit sales slightly exceeded 2018 U.S. new vehicle sales, which increased 1% from 17.2 million in 2017 to 17.3 million in 2018.
Same store new vehicle gross profit in 2018 decreased by $7.4 million (4%), as a result of a 6% decrease in gross profit per new vehicle sold, partially offset by a 2% increase in unit volumes. The 30 basis point decrease in same store new vehicle gross margin from 4.7% in 2017 to 4.4% in 2018, was primarily attributable to a higher mix of revenue in our import brands, which have traditionally had lower margins than our luxury and domestic brands. In addition, we attribute some of the decrease in gross profit to increased competition created by price transparency and comparability as a result of internet based research and car buying services.

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$1,783.3	$1,635.3	$148.0	9%
Used vehicle wholesale revenues	189.1	198.8	(9.7)	(5)%
Used vehicle revenue	$1,972.4	$1,834.1	$138.3	8%
Gross profit:
Used vehicle retail gross profit	$127.8	$121.1	$6.7	6%
Used vehicle wholesale gross profit	1.9	0.8	1.1	138%
Used vehicle gross profit	$129.7	$121.9	$7.8	6%
Used vehicle retail units:
Used vehicle retail units	82,377	76,929	5,448	7%

Same Store:
Revenue:
Used vehicle retail revenues	$1,737.2	$1,625.0	$112.2	7%
Used vehicle wholesale revenues	185.8	197.7	(11.9)	(6)%
Used vehicle revenue	$1,923.0	$1,822.7	$100.3	6%
Gross profit:
Used vehicle retail gross profit	$124.5	$120.4	$4.1	3%
Used vehicle wholesale gross profit	2.1	1.2	0.9	75%
Used vehicle gross profit	$126.6	$121.6	$5.0	4%
Used vehicle retail units:
Used vehicle retail units	79,789	76,285	3,504	5%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2018	2017
As Reported:
Revenue per used vehicle retailed	$21,648	$21,257	$391	2%
Gross profit per used vehicle retailed	$1,551	$1,574	$(23)	(1)%
Used vehicle retail gross margin	7.2%	7.4%	(0.2)%

Same Store:
Revenue per used vehicle retailed	$21,772	$21,302	$470	2%
Gross profit per used vehicle retailed	$1,560	$1,578	$(18)	(1)%
Used vehicle retail gross margin	7.2%	7.4%	(0.2)%
Used vehicle revenue increased by $138.3 million (8%), as a result of a 7% increase in used vehicle retail units sold, and a 2% increase in revenue per used vehicle retailed.
In 2018, same store used vehicle retail gross profit increased by $4.1 million (3%). Overall, our gross margin percent decreased from 7.4% in 2017 to 7.2% in 2018. We primarily attribute the 20 basis point decrease in same store used vehicle retail gross margin to increased competition and price transparency within the used vehicle marketplace.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 34 days of supply as of December 31, 2018.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions)
As Reported:
Parts and service revenue	$821.0	$786.1	$34.9	4%
Parts and service gross profit:
Customer pay	$292.0	$272.3	$19.7	7%
Warranty	76.8	81.7	(4.9)	(6)%
Wholesale parts	22.8	21.2	1.6	8%
Parts and service gross profit, excluding reconditioning and preparation	$391.6	$375.2	$16.4	4%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	47.7%	—%
Reconditioning and preparation	124.2	114.6	9.6	8%
Total parts and service gross profit	515.8	489.8	26.0	5%
Total parts and service gross margin	62.8%	62.3%	0.5%

Same Store:
Parts and service revenue	$804.1	$785.6	$18.5	2%
Parts and service gross profit:
Customer pay	$286.2	$272.1	$14.1	5%
Warranty	75.5	81.7	(6.2)	(8)%
Wholesale parts	22.3	21.1	1.2	6%
Parts and service gross profit, excluding reconditioning and preparation	$384.0	$374.9	$9.1	2%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.7%	0.1%
Reconditioning and preparation	121.1	114.3	6.8	6%
Total parts and service gross profit	505.1	489.2	15.9	3%
Total parts and service gross margin	62.8%	62.3%	0.5%
The $34.9 million (4%) increase in parts and service revenue was primarily due to a $30.7 million (6%) increase in customer pay revenue and a $14.4 million (13%) increase in wholesale parts revenue, partially offset by a $10.2 million (7%) decrease in warranty revenue. Same store parts and service revenue increased $18.5 million (2%) from $785.6 million in 2017 to $804.1 million in 2018. The increase in same store parts and service revenue was due to a $20.2 million (4%) increase in customer pay revenue and a $11.1 million (10%) increase in wholesale parts revenue, partially offset by a $12.8 million (8%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $16.4 million (4%) to $391.6 million and same store gross profit, excluding reconditioning and preparation, increased by $9.1 million (2%) to $384.0 million. The $9.1 million increase in same store gross profit is primarily due to a $14.1 million (5%) increase in customer pay gross profit partially offset by a $6.2 million (8%) decrease in warranty gross profit. We attribute the increase in same store gross profit to our continued focus on customer retention and the recent trend of increasing new vehicle sales over the past few years.
We continue to focus on increasing our parts and service revenue, specifically our customer pay business, over the long-term by upgrading equipment, improving the customer experience and capitalizing on our dealership training programs. Further, we have recently enhanced our technicians benefit package with the goal of improving retention and attracting new technicians in order to maximize our fixed capacity.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$292.3	$275.2	$17.1	6%
Finance and insurance, net per vehicle sold	$1,558	$1,556	$2	—%

Same Store:
Finance and insurance, net	$284.9	$274.3	$10.6	4%
Finance and insurance, net per vehicle sold	$1,570	$1,557	$13	1%
F&I revenue, net increased by $17.1 million (6%) in 2018 when compared to 2017 primarily as a result of a 6% increase in new and used retail unit sales.
On a same store basis F&I revenue, net increased by $10.6 million (4%) in 2018 when compared to 2017 primarily as a result of a 3% increase in same store new and used retail unit sales and a 1% increase in F&I per vehicle retailed.
We continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.

Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2018	% of Gross Profit	2017	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$362.6	32.9%	$348.7	33.0%	$13.9	(0.1)%
Sales compensation	115.6	10.5%	111.1	10.5%	4.5	—%
Share-based compensation	10.5	1.0%	13.6	1.3%	(3.1)	(0.3)%
Outside services	83.0	7.5%	80.8	7.7%	2.2	(0.2)%
Advertising	30.6	2.8%	30.3	2.9%	0.3	(0.1)%
Rent	25.6	2.3%	26.7	2.5%	(1.1)	(0.2)%
Utilities	16.2	1.5%	15.4	1.5%	0.8	—%
Insurance	14.7	1.3%	13.4	1.3%	1.3	—%
Other	97.0	8.7%	89.7	8.4%	7.3	0.3%
Selling, general, and administrative expense	$755.8	68.5%	$729.7	69.1%	$26.1	(0.6)%
Gross profit	$1,103.0		$1,055.9

Same Store:
Personnel costs	$353.9	32.8%	$347.4	33.0%	$6.5	(0.2)%
Sales compensation	112.3	10.4%	110.7	10.5%	1.6	(0.1)%
Share-based compensation	10.5	1.0%	13.6	1.3%	(3.1)	(0.3)%
Outside services	81.1	7.5%	80.2	7.6%	0.9	(0.1)%
Advertising	29.1	2.7%	30.0	2.8%	(0.9)	(0.1)%
Rent	25.5	2.4%	26.7	2.5%	(1.2)	(0.1)%
Utilities	15.7	1.5%	15.3	1.5%	0.4	—%
Insurance	14.2	1.3%	13.3	1.3%	0.9	—%
Other	95.4	8.8%	89.3	8.4%	6.1	0.4%
Selling, general, and administrative expense	$737.7	68.4%	$726.5	68.9%	$11.2	(0.5)%
Gross profit	$1,078.0		$1,053.9
SG&A expense as a percentage of gross profit decreased 60 basis points from 69.1% in 2017 to 68.5% in 2018. Same store SG&A expense as a percentage of gross profit decreased by 50 basis points, from 68.9% in 2017 to 68.4% in 2018. The Company benefited from decreases in rent and share-based compensation expense on both a total company and same store basis. These decreases were partially offset by increases in other expenses including investments in our omni-channel initiatives intended to improve the customer experience and generate long-term operational efficiencies.
Depreciation and Amortization Expense —
The $1.6 million (5%) increase in depreciation and amortization expense during 2018 compared to 2017, was primarily the result of depreciation associated with the three dealership acquisitions made in 2018, additional assets placed into service during 2017 and 2018, as well as depreciation expense associated with the purchase of previously leased properties.
Franchise rights impairment —
We assessed our manufacturer franchise rights for impairment by comparing the present value of cash flows attributable to each franchise right to its carrying value. As a result of our impairment testing, we recognized a $3.7 million pretax non-cash charge related to three of our franchises.

Other Operating (Income) Expenses, net —
Other operating (income) expenses, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. The $1.1 million in other operating income, net for 2018, is primarily due a $0.7 million gain resulting from legal settlements and $0.4 million of other non-core operating income.
The $1.3 million in Other operating expenses, net for 2017, is primarily due to recognized expenses associated with lease terminations of $3.1 million, partially offset by $0.9 million of other income, and a $0.9 million gain recognized for legal settlements.
Floor Plan Interest Expense —
The $9.8 million (43%) increase in floor plan interest expense during 2018 compared to 2017, was primarily the result of higher interest rates throughout 2018 compared with 2017 and, to a lesser extent, higher new vehicle inventory levels.
Income Tax Expense —
The $13.2 million (19%) decrease in income tax expense was the result of a lower effective tax rate due to the December 2017 enactment of the Tax Cuts and Jobs Act (the "Tax Act") which reduced the U.S. federal corporate income tax rate from 35% to 21%. The decrease in income tax expense was partially offset by a $15.7 million (8%) increase in income before income taxes. Our effective tax rate was 25.3% in 2018 compared to 33.5% in 2017. We expect our effective tax rate to be between 25% and 26% for 2019.
During the third quarter of 2018, the IRS released Notice 2018-68, which clarified a number of changes made to Section 162(m) of the Code by the Tax Act. After considering the additional guidance issued by the U.S. Treasury Department, state tax authorities and other standard-setting bodies we have completed our accounting for the Tax Act.
Refer to Note 15 "Income Taxes" for additional information regarding income taxes.

RESULTS OF OPERATIONS
The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,561.1	$3,611.9	$(50.8)	(1)%
Used vehicle	1,834.1	1,876.4	(42.3)	(2)%
Parts and service	786.1	778.5	7.6	1%
Finance and insurance, net	275.2	261.0	14.2	5%
TOTAL REVENUE	6,456.5	6,527.8	(71.3)	(1)%
GROSS PROFIT:
New vehicle	169.0	187.1	(18.1)	(10)%
Used vehicle	121.9	127.3	(5.4)	(4)%
Parts and service	489.8	483.3	6.5	1%
Finance and insurance, net	275.2	261.0	14.2	5%
TOTAL GROSS PROFIT	1,055.9	1,058.7	(2.8)	—%
OPERATING EXPENSES:
Selling, general, and administrative	729.7	732.5	(2.8)	—%
Depreciation and amortization	32.1	30.7	1.4	5%
Franchise rights impairment	5.1	—	5.1	—%
Other operating expenses (income), net	1.3	(2.3)	3.6	NM
INCOME FROM OPERATIONS	287.7	297.8	(10.1)	(3)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	22.7	19.3	3.4	18%
Other interest expense, net	53.9	53.1	0.8	2%
Swap interest expense	2.0	3.1	(1.1)	(35)%
Gain on divestitures	—	(45.5)	45.5	(100)%
Total other expenses, net	78.6	30.0	48.6	162%
INCOME BEFORE INCOME TAXES	209.1	267.8	(58.7)	(22)%
Income tax expense	70.0	100.6	(30.6)	(30)%
NET INCOME	$139.1	$167.2	$(28.1)	(17)%
Net income per common share—Diluted	$6.62	$7.40	$(0.78)	(11)%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2017	2016
REVENUE MIX PERCENTAGES:
New vehicles	55.2%	55.3%
Used retail vehicles	25.2%	25.7%
Used vehicle wholesale	3.1%	3.1%
Parts and service	12.2%	11.9%
Finance and insurance, net	4.3%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	16.0%	17.7%
Used retail vehicles	11.4%	12.3%
Used vehicle wholesale	0.1%	(0.3)%
Parts and service	46.4%	45.6%
Finance and insurance, net	26.1%	24.7%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.4%	16.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	69.1%	69.2%
Total revenue during 2017 decreased by $71.3 million (1%) compared to 2016, due to a $42.3 million (2%) decrease in used vehicle revenue, and a $50.8 million (1%) decrease in new vehicle revenue, partially offset by a $14.2 million (5%) increase in F&I revenue and a $7.6 million (1%) increase in parts and service revenue. The $2.8 million decrease in gross profit during 2017 was a result of an $18.1 million (10%) decrease in new vehicle gross profit, and a $5.4 million (4%) decrease in used vehicle gross profit, partially offset by a $14.2 million (5%) increase in F&I gross profit, and a $6.5 million (1%) increase in parts and service gross profit. Our total gross profit margin improved 20 basis points to 16.4%, primarily due to our F&I and parts and service businesses, which had higher margins than new and used vehicle sales and represented a larger percentage of our total revenue for 2017 compared to 2016.
Income from operations during 2017 decreased by $10.1 million (3%) compared to 2016, primarily due to a $5.1 million impairment charge in 2017, a $3.6 million increase in other operating expense (income), net , and a $1.4 million (5%) increase in depreciation and amortization expenses, partially offset by a $2.8 million decrease in selling, general and administrative expenses. Total other expenses, net increased in 2017 by $48.6 million, primarily due to a $45.5 million gain on divestitures in 2016, a $3.4 million increase in floor plan interest expense in 2017, and a $0.8 million increase in other interest expense, net, partially offset by a $1.1 million decrease in swap interest expense. As a result, income before income taxes decreased by $58.7 million (22%) to $209.1 million in 2017 resulting in a decrease in income tax expense of $30.6 million (30%). Net income decreased by $28.1 million (17%) from $167.2 million in 2016 to $139.1 million in 2017.
We assess the organic growth of our revenue and gross profit on a same store basis. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,200.2	$1,251.3	$(51.1)	(4)%
Import	1,637.4	1,617.8	19.6	1%
Domestic	723.5	742.8	(19.3)	(3)%
Total new vehicle revenue	$3,561.1	$3,611.9	$(50.8)	(1)%
Gross profit:
Luxury	$78.9	$84.4	$(5.5)	(7)%
Import	56.8	68.9	(12.1)	(18)%
Domestic	33.3	33.8	(0.5)	(1)%
Total new vehicle gross profit	$169.0	$187.1	$(18.1)	(10)%
New vehicle units:
Luxury	22,525	23,875	(1,350)	(6)%
Import	58,685	58,466	219	—%
Domestic	18,765	20,019	(1,254)	(6)%
Total new vehicle units	99,975	102,360	(2,385)	(2)%

Same Store:
Revenue:
Luxury	$1,200.2	$1,226.5	$(26.3)	(2)%
Import	1,610.3	1,557.8	52.5	3%
Domestic	652.2	698.4	(46.2)	(7)%
Total new vehicle revenue	$3,462.7	$3,482.7	$(20.0)	(1)%
Gross profit:
Luxury	$79.0	$82.4	$(3.4)	(4)%
Import	56.3	67.0	(10.7)	(16)%
Domestic	28.7	31.9	(3.2)	(10)%
Total new vehicle gross profit	$164.0	$181.3	$(17.3)	(10)%
New vehicle units:
Luxury	22,525	23,424	(899)	(4)%
Import	57,813	56,430	1,383	2%
Domestic	16,731	18,716	(1,985)	(11)%
Total new vehicle units	97,069	98,570	(1,501)	(2)%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
As Reported:
Revenue per new vehicle sold	$35,620	$35,286	$334	1%
Gross profit per new vehicle sold	$1,690	$1,828	$(138)	(8)%
New vehicle gross margin	4.7%	5.2%	(0.5)%

Luxury:
Gross profit per new vehicle sold	$3,503	$3,535	$(32)	(1)%
New vehicle gross margin	6.6%	6.7%	(0.1)%
Import:
Gross profit per new vehicle sold	$968	$1,178	$(210)	(18)%
New vehicle gross margin	3.5%	4.3%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,775	$1,688	$87	5%
New vehicle gross margin	4.6%	4.6%	—%

Same Store:
Revenue per new vehicle sold	$35,673	$35,332	$341	1%
Gross profit per new vehicle sold	$1,690	$1,839	$(149)	(8)%
New vehicle gross margin	4.7%	5.2%	(0.5)%

Luxury:
Gross profit per new vehicle sold	$3,507	$3,518	$(11)	—%
New vehicle gross margin	6.6%	6.7%	(0.1)%
Import:
Gross profit per new vehicle sold	$974	$1,187	$(213)	(18)%
New vehicle gross margin	3.5%	4.3%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$1,715	$1,704	$11	1%
New vehicle gross margin	4.4%	4.6%	(0.2)%
New vehicle revenue decreased by $50.8 million (1%), primarily as a result of a 2% decrease in new vehicle units sold, partially offset by a 1% increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $20.0 million (1%) as a result of a 2% decrease in new vehicle units sold partially offset by a 1% increase in revenue per new vehicle sold.
Same store unit volume decreased by 2% due to a 4% decrease in luxury units, and an 11% decrease in domestic units, partially offset by a 2% increase in import units. The 2% decrease in unit sales was in line with the overall decrease in 2017 U.S. new vehicle sales, which decrease 2% from 17.6 million in 2016 to 17.2 million in 2017

Same store new vehicle gross profit in 2017 decreased by $17.3 million (10%), as a result of the 2% decrease in unit volumes and an 8% decrease in gross profit per new vehicle sold. The 50 basis point decrease in same store new vehicle gross margin from 5.2% in 2016 to 4.7% in 2017, was primarily attributable to a higher mix of revenue and unit sales in our import brands, which have traditionally had lower margin than our luxury and domestic brands and experienced margin pressure during 2017.

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
In 2017, same store used vehicle retail gross profit decreased by $7.6 million (6%), resulting in a slight decrease in gross margin from 7.8% in 2016 to 7.3% in 2017. We primarily attribute the 50 basis point decrease in same store used vehicle retail gross margin to increased competition and price transparency within the used vehicle marketplace.

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2017	2016
	(Dollars in millions)
As Reported:
Parts and service revenue	$786.1	$778.5	$7.6	1%
Parts and service gross profit:
Customer pay	$272.3	$268.2	$4.1	2%
Warranty	81.7	73.7	8.0	11%
Wholesale parts	21.2	20.7	0.5	2%
Parts and service gross profit, excluding reconditioning and preparation	$375.2	$362.6	$12.6	3%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	46.6%	1.1%
Reconditioning and preparation	114.6	120.7	(6.1)	(5)%
Total parts and service gross profit	$489.8	$483.3	$6.5	1%
Total parts and service gross margin	62.3%	62.1%	0.2%

Same Store:
Parts and service revenue	$772.7	$743.8	$28.9	4%
Parts and service gross profit:
Customer pay	$267.2	$257.3	$9.9	4%
Warranty	80.5	71.4	9.1	13%
Wholesale parts	21.0	19.4	1.6	8%
Parts and service gross profit, excluding reconditioning and preparation	$368.7	$348.1	$20.6	6%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	46.8%	0.9%
Reconditioning and preparation	112.0	114.7	(2.7)	(2)%
Total parts and service gross profit	$480.7	$462.8	$17.9	4%
Total parts and service gross margin	62.2%	62.2%	—%
The $7.6 million (1%) increase in parts and service revenue is primarily due to $13.2 million (9%) increase in warranty revenue, partially offset by a $5.6 million (1%) decrease in customer pay revenue. Same store parts and service revenue increased $28.9 million (4%) from $743.8 million in 2016 to $772.7 million in 2017. The increase in same store parts and service revenue was primarily due to a $15.4 million (11%) increases in warranty revenue, $6.9 million (1%) increase in customer pay revenue , and a $6.6 million (6%) increase in wholesale parts revenue.
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
F&I revenue increased by $14.2 million (5%) during 2017 when compared to 2016 primarily as a result of a $119 (8%) increase in F&I per vehicle retailed partially offset by a 3% decrease in used and new retail units.
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
SG&A expense as a percentage of gross profit decreased 10 basis points from 69.2% in 2016 to 69.1% for 2017. The decrease in SG&A expense is primarily attributable to decreases in advertising, rent and insurance, partially offset by increases in higher personnel costs and outside services.
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
Depreciation and Amortization Expense —
The $1.4 million (5%) increase in depreciation and amortization expense during 2017 compared to 2016, was primarily the result of higher depreciable basis of assets placed in service during 2016.
Franchise rights impairment —
We assessed our manufacturer franchise rights for impairment by comparing the present value of cash flows attributable to each franchise right to its carrying value. As a result of our impairment testing, we recognized a $5.1 million pretax non-cash charge.

Other Operating Expense (income), net —
Other operating expense (income) net, includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. The $1.3 million in other operating expense (income), net for 2017, is primarily due to recognized expenses associated with lease terminations of $3.1 million, partially offset by $0.9 million of other income, and a $0.9 million gain recognized for legal settlements.
Floor Plan Interest Expense —
The $3.4 million (18%) increase in floor plan interest expense during 2017 compared to 2016, was primarily the result of higher interest rates throughout 2017 compared to 2016.
Income Tax Expense—
The $30.6 million (30%) decrease in income tax expense, is primarily due to the $58.7 million (22%) decrease in income before income taxes in 2017 compared to 2016 coupled with a decrease in our effective tax rate. Our effective tax rate was 33.5% in 2017 compared to 37.6% in 2016.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affect 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax liabilities as of December 31, 2017 and recorded a $7.9 million reduction based on our provisional estimate, with the offset recorded as a reduction to income tax expense for the year ended December 31, 2017. Our effective tax rate decreased primarily as a result of the revaluation of our net deferred tax liability balance.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2018, we had total available liquidity of $356.1 million, which consisted of cash and cash equivalents of $8.3 million, $32.2 million of available funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $47.0 million of availability under our revolving credit facility, and $78.6 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2018, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants and Defaults" below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2016 Senior Credit Facility, our other floor plan facilities, our Prior Real Estate Credit Agreement, our Restated Master Loan Agreement, and our mortgage financings (each, as defined below), (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.

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

The 2016 Senior Credit Facility provides for the following:

Revolving Credit Facility — A $250.0 million revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As of December 31, 2018, we re-designated $190.0 million of availability from our revolving credit facility to our new vehicle floor plan facility, resulting in $60.0 million of borrowing capacity. In addition, we had $13.0 million in outstanding letters of credit, resulting in $47.0 million of borrowing availability as of December 31, 2018.

New Vehicle Floor Plan Facility — A $900.0 million new vehicle revolving floor plan facility. In connection, with the new vehicle floor plan facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Consolidated Statements of Income. As of December 31, 2018, we had $822.1 million outstanding under our new vehicle floor plan facility, which is net of $20.9 million in our floor plan offset account.

Used Vehicle Floor Plan Facility — A $150.0 million used vehicle revolving floor plan facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the used vehicle floor plan facility was limited to $78.6 million, based on our borrowing base calculation as of December 31, 2018. We began the year with nothing drawn on our used vehicle floor plan facility and during the year ended December 31, 2018, we had borrowings of $300.0 million and made repayments of $270.0 million, resulting in $30.0 million outstanding under our used vehicle floor plan facility as of December 31, 2018.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under our Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability under our Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor plan facility or Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2018, we re-designated $190.0 million of availability under our Revolving Credit Facility to our New Vehicle Floor Plan facility. We re-designated this amount to take advantage of the lower commitment fee rates on our New Vehicle Floor Plan Facility when compared to our Revolving Credit Facility.

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

•
Manufacturer affiliated new vehicle floor plan facilities and other financing facilities — We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. We also have a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2018, we had $114.0 million, outstanding under our floor plan facility which is net of $11.3 million in our floor plan offset account. Additionally, we had $87.5 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 ("6.0% Notes") — as of December 31, 2018 we had $600.0 million in aggregate principal amounts outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of December 31, 2018, we had $132.2 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries in an aggregate amount not to exceed $100.0 million. Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of December 31, 2018, the outstanding balance under the Restated Master Loan Agreement was $83.3 million. There is no further borrowing availability under this facility.

•
Prior Real Estate Credit Agreement — a real estate term loan credit agreement (the "Prior Real Estate Credit Agreement"), with an initial principal value of $75.0 million collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. As of December 31, 2018, we had $40.8 million of mortgage note obligations outstanding under the Prior Real Estate Credit Agreement. There is no further borrowing availability under the Prior Real Estate Credit Agreement.

•
2018 Bank of America Facility - On November 13, 2018, the Company and certain of its subsidiaries entered into a real estate term loan credit agreement (the “Bank of America Credit Agreement") with Bank of America N.A. which provides for term loans in an aggregate amount not to exceed $128.1 million (the "Bank of America Facility"). The borrowers under the Bank of America Credit Agreement may borrow thereunder from time to time during the period beginning on November 13, 2018 until and including November 12, 2019. On November 13, 2018, certain of the borrowers borrowed an aggregate amount of $25.7 million under the Bank of America Credit Agreement, a portion of which was used to refinance certain of the Company’s other outstanding mortgage indebtedness. All of the real property financed by an operating dealership subsidiary of the Company under the Bank of America Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of December 31, 2018, we had $25.7 million of outstanding borrowings under the Bank of America Facility.

•
2018 Wells Fargo Master Loan Facility - On November 16, 2018, certain subsidiaries of the Company entered into a master loan agreement (the “Wells Fargo Master Loan Agreement”) with Wells Fargo Bank, National Association, as lender which provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "Wells Fargo Master Loan Facility"). The borrowers under the Wells Fargo Master Loan Agreement may borrow thereunder from time to time during the period beginning on November 16, 2018 until and including December 31, 2019 (the "Wells Fargo Draw Termination Date"). On November 16, 2018, certain of the borrowers borrowed an aggregate amount of $25.0 million under the Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. Borrowings under the Wells Fargo Master Loan Facility are guaranteed by the Company pursuant to a unconditional guaranty (the "Company Guaranty"), and all of the real property financed by any operating dealership subsidiary of the Company under the Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of December 31, 2018, we had $25.0 million outstanding borrowings under the Wells Fargo Master Loan Facility.

Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below.  We were in compliance with all of our covenants as of December 31, 2018. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.

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
The representations and covenants contained in the Prior Real Estate Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio, and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Prior Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
The representations and covenants contained in the Bank of America Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Bank of America Credit Agreement. In addition, certain other covenants could restrict the Company’s ability to incur additional debt, pay dividends or acquire or dispose of assets. The Bank of America Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Company could be required by the Bank of America Facility to immediately repay all amounts outstanding thereunder.
The representations, warranties and covenants contained in the Wells Fargo Master Loan Agreement, the Company Guaranty and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Company Guaranty. In addition, certain other covenants could restrict the Company’s ability to incur additional debt, pay dividends or acquire or dispose of assets.
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

•
Subject to our continued compliance with a minimum consolidated current ratio, a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indenture, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the 2016 Senior Credit Facility and the Indenture) beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the "Measurement Period"), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period minus (iii) the dollar amount of share purchases made and dividends paid on or after December 4, 2014.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions described in "Covenants and Defaults" above.
On January 30, 2014, our Board of Directors authorized the Repurchase Program. We began 2018 with $53.3 million in remaining share repurchase authorization. On both January 24, 2018 and October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions, from time to time. During 2018, we repurchased 1,580,910 shares of our common stock under the Repurchase Program for a total of $105.4 million. As of December 31, 2018 we had remaining authorization to repurchase $81.5 million in shares of our common stock under the Repurchase Program.
During 2018, we repurchased 71,434 shares of our common stock for $4.8 million from employees in connection with a net share settlement feature of employee equity-based awards.
Contractual Obligations
As of December 31, 2018, we had the following contractual obligations (in millions; note references are to the notes to our Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Floor plan notes payable (Notes10&11)	$966.1	$—	$—	$—	$—	$—	$966.1
Operating leases (Note 18)	22.5	22.2	19.2	14.0	6.0	25.5	109.4
Long-term debt (Note 13)	40.8	33.9	17.2	32.0	53.9	732.3	910.1
Interest on long-term debt (a)	50.2	48.5	47.6	45.5	43.5	42.0	277.3
Total contractual obligations	$1,079.6	$104.6	$84.0	$91.5	$103.4	$799.8	$2,262.9
________________________________________

(a)	Includes variable rate interest payments calculated using an estimated LIBOR rate of 2.52%, and assumes that borrowings will not be refinanced prior to or upon maturity.

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

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$10.1	$266.3	$142.5
New vehicle floor plan borrowings (repayments)—non-trade, net	171.5	(70.7)	118.0
Cash provided by operating activities, as adjusted	$181.6	$195.6	$260.5
Operating Activities—
Net cash provided by operating activities totaled $10.1 million, $266.3 million, and $142.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net cash provided by operating activities, as adjusted, totaled $181.6 million, $195.6 million, and $260.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, and changes in floor plan notes payable—non-trade.
The $14.0 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2018 compared to the year ended December 31, 2017, was primarily the result of the following:

•	$19.8 million related to the change in inventory, net of floor plan notes payable, including both trade and non-trade;

•	$13.6 million related to the change in accounts payable and accrued liabilities;

•	$6.0 million related timing and collection of accounts receivable and contracts-in-transit during 2018 as compared to 2017; and

•	$2.0 million related to the change in other current and non-current assets and liabilities.
The decrease in our net cash provided by operating activities, as adjusted, was partially offset by:

•	$27.4 million related to non-cash adjustments to net income.
The $64.9 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily the result of the following:

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
Investing Activities—
Net cash used in investing activities totaled $149.6 million and $127.8 million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by investing activities totaled $4.9 million for the year ended December 31, 2016. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate and acquisitions, were $40.3 million, $42.3 million, and $81.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. Purchases of real estate totaled $17.6 million, $5.8 million, and $10.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. In addition, we purchased previously leased facilities for $4.4 million, $5.4 million, and 19.6 million during the years ended December 31, 2018, 2017, and 2016, respectively.

We expect that capital expenditures during 2019 will total approximately $55.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the years ended December 31, 2018 and 2017 we acquired three franchises (three dealership locations) for an aggregate purchase price of $91.3 million and two franchises (two dealership locations) and one collision center for an aggregate purchase price of 80.1 million, respectively. We did not acquire any franchises during the year ended December 31, 2016.

There were no divestitures during the year ended December 31, 2018 and 2017. During the year ended December 31, 2016, we divested five franchises (four dealership locations) and two collision centers for proceeds of $114.3 million. Additionally, proceeds from the sale of assets, unrelated to the dealership divestitures, were $4.0 million, $5.8 million and $2.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Financing Activities—
Net cash provided by financing activities totaled $143.1 million for the year ended December 31, 2018. Net cash used in financing activities totaled $137.2 million and $146.8 million for the years ended December 31, 2017 and 2016, respectively.
During the years ended December 31, 2018, 2017, and 2016, we had non-trade floor plan borrowings of $4.59 billion, $3.85 billion, and $3.87 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $300.0 million, $35.0 million, and $55.0 million, for the years ended December 31, 2018, 2017, and 2016, respectively, related to our used vehicle floor plan facility. In addition, during the years ended December 31, 2018, and 2017, we had non-trade floor plan borrowings of $22.7 million, and 25.1 million, respectively, related to acquisitions. There were no borrowings related to acquisitions during the year ended December 31, 2016. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the years ended December 31, 2018, 2017, and 2016, we made non-trade floor plan repayments of $4.39 billion, $3.92 billion, and $3.75 billion, respectively. Included in our non-trade floor plan repayments were repayments of $270.0 million, $35.0 million, and $55.0 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to our used vehicle floor plan facility. In addition, during the years ended December 31, 2016, we had floor plan repayments associated with dealership divestitures of $31.2 million. There were no repayments related to divestitures during the year ended December 31, 2018 and 2017.
Repayments of borrowings totaled $19.9 million, $52.0 million, and $15.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
During the year ended December 31, 2018, we received proceeds from borrowings totaling $50.7 million.
During the year ended December 31, 2017 we repaid three mortgages prior to their maturity date for a total of $36.6 million.

During the year ended December 31, 2018, we repurchased a total of 1,580,910 shares of our common stock under our Repurchase Program for a total of $105.4 million and 71,434 shares of our common stock for $4.8 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 18 "Lease Obligations" and Note 19 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements thereto.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $999.3 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of December 31, 2018, a 100 basis point change in interest rates would result in a change of $10.0 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers. Floor plan assistance reduced our cost of sales for the years ended December 31, 2018, 2017, and 2016, by $39.2 million, $36.4 million, and $35.3 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $85.1 million and $90.4 million as of December 31, 2018 and 2017, respectively, and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of December 31, 2018 and 2017, were $56.5 million and $60.2 million, respectively, and the notional value will reduce over its remaining term to $38.7 million at maturity.
For additional information about the effect of our derivative instruments on the accompanying Consolidated Financial Statements, see Note 14 "Financial Instruments and Fair Value" of the Notes thereto.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
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
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Asbury Automotive Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three franchises acquired during 2018, which are included in the 2018 consolidated financial statements of the Company and constituted $105.3 million of consolidated assets as of December 31, 2018 and $166.8 million of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the three franchises.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 28, 2019

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8.3	$4.7
Contracts-in-transit, net	198.3	193.3
Accounts receivable, net	130.3	128.5
Inventories, net	1,067.6	826.0
Assets held for sale	26.3	30.3
Other current assets	122.2	119.3
Total current assets	1,553.0	1,302.1
PROPERTY AND EQUIPMENT, net	886.1	834.2
GOODWILL	181.2	160.8
INTANGIBLE FRANCHISE RIGHTS	65.8	49.6
OTHER LONG-TERM ASSETS	9.3	10.0
Total assets	$2,695.4	$2,356.7
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$114.0	$104.2
Floor plan notes payable—non-trade, net	852.1	627.9
Current maturities of long-term debt	38.8	12.9
Accounts payable and accrued liabilities	298.4	313.2
Total current liabilities	1,303.3	1,058.2
LONG-TERM DEBT	866.5	862.6
DEFERRED INCOME TAXES	21.7	12.5
OTHER LONG-TERM LIABILITIES	30.7	29.2
COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 41,065,069 and 40,969,987 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	572.9	563.5
Retained earnings	922.7	750.3
Treasury stock, at cost; 21,719,339 and 20,156,962 shares, respectively	(1,023.4)	(919.1)
Accumulated other comprehensive loss	0.6	(0.9)
Total shareholders' equity	473.2	394.2
Total liabilities and shareholders' equity	$2,695.4	$2,356.7

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
REVENUE:
New vehicle	$3,788.7	$3,561.1	$3,611.9
Used vehicle	1,972.4	1,834.1	1,876.4
Parts and service	821.0	786.1	778.5
Finance and insurance, net	292.3	275.2	261.0
TOTAL REVENUE	6,874.4	6,456.5	6,527.8
COST OF SALES:
New vehicle	3,623.5	3,392.1	3,424.8
Used vehicle	1,842.7	1,712.2	1,749.1
Parts and service	305.2	296.3	295.2
TOTAL COST OF SALES	5,771.4	5,400.6	5,469.1
GROSS PROFIT	1,103.0	1,055.9	1,058.7
OPERATING EXPENSES:
Selling, general, and administrative	755.8	729.7	732.5
Depreciation and amortization	33.7	32.1	30.7
Franchise rights impairment	3.7	5.1	—
Other operating (income) expenses, net	(1.1)	1.3	(2.3)
INCOME FROM OPERATIONS	310.9	287.7	297.8
OTHER EXPENSES (INCOME):
Floor plan interest expense	32.5	22.7	19.3
Other interest expense, net	53.1	53.9	53.1
Swap interest expense	0.5	2.0	3.1
Gain on divestitures	—	—	(45.5)
Total other expenses, net	86.1	78.6	30.0
INCOME BEFORE INCOME TAXES	224.8	209.1	267.8
Income tax expense	56.8	70.0	100.6
NET INCOME	$168.0	$139.1	$167.2
EARNINGS PER COMMON SHARE:
Basic—
Net Income	$8.36	$6.69	$7.43
Diluted—
Net Income	$8.28	$6.62	$7.40
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20.1	20.8	22.5
Restricted stock	0.1	0.1	0.0
Performance share units	0.1	0.1	0.1
Diluted	20.3	21.0	22.6

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$168.0	$139.1	$167.2
Other comprehensive income (loss):
Change in fair value of cash flow swaps	2.3	1.9	2.3
Income tax expense associated with cash flow swaps	(0.8)	(0.7)	(0.9)
Comprehensive income	$169.5	$140.3	$168.6

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2015	40,507,313	$0.4	$537.2	$444.3	15,696,543	$(663.9)	$(3.5)	$314.5
Comprehensive Income:
Net income	—	—	—	167.2	—	—	—	167.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 tax expense	—	—	—	—	—	—	1.4	1.4
Comprehensive income	—	—	—	167.2	—	—	1.4	168.6
Share-based compensation	—	—	12.0	—	—	—	—	12.0
Issuance of common stock in connection with share-based payment arrangements, including $0.2 excess tax benefit	243,452	—	0.2	—	—	—	—	0.2
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	70,411	(3.7)	—	(3.7)
Purchase of treasury shares	—	—	—	—	3,730,642	(211.9)	—	(211.9)
Balances, December 31, 2016	40,750,765	$0.4	$549.4	$611.5	19,497,596	$(879.5)	$(2.1)	$279.7
Comprehensive Income:
Net income	—	—	—	139.1	—	—	—	139.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.7 tax expense	—	—	—	—	—	—	1.2	1.2
Comprehensive income	—	—	—	139.1	—	—	1.2	140.3
Cumulative Effect Adjustment of ASU 2016-09			0.5	(0.3)				0.2
Share-based compensation	—	—	13.6	—	—	—	—	13.6
Issuance of common stock in connection with share-based payment arrangements	219,222	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	74,670	(4.8)	—	(4.8)
Purchase of treasury shares	—	—	—	—	584,696	(34.8)	—	(34.8)
Balances, December 31, 2017	40,969,987	$0.4	$563.5	$750.3	20,156,962	$(919.1)	$(0.9)	$394.2
Comprehensive Income:
Net income	—	—	—	168.0	—	—		168.0
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.8 tax expense	—	—	—	—	—	—	1.5	1.5
Comprehensive income	—	—	—	168.0	—	—	1.5	169.5
Cumulative Effect Adjustment of ASU 2014-09 (Note 2)	—	—	—	9.2	—	—	—	9.2
Share-based compensation	—	—	10.5			—	—	10.5
Issuance of common stock in connection with share-based payment arrangements	185,049	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	71,434	(4.8)	—	(4.8)
Purchase of treasury shares		—	—	—	1,580,910	(105.4)	—	(105.4)
Retirement of previously repurchased common stock	(89,967)	—	(1.1)	(4.8)	(89,967)	5.9	—	—
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2018	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$168.0	$139.1	$167.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	33.7	32.1	30.7
Share-based compensation	10.5	13.6	12.0
Deferred income taxes	5.3	2.8	6.1
Franchise rights impairment	3.7	5.1	—
Non-cash impairment charges	—	—	3.6
Loaner vehicle amortization	22.5	22.4	21.5
Gain on divestitures	—	—	(45.5)
Other adjustments, net	3.1	4.3	4.1
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(5.0)	(10.7)	(6.9)
Accounts receivable	(1.5)	10.2	(19.5)
Inventories	(24.4)	251.5	105.3
Other current assets	(200.8)	(197.2)	(152.2)
Floor plan notes payable—trade, net	9.8	(4.1)	(17.2)
Accounts payable and accrued liabilities	(16.2)	(2.6)	31.4
Other long-term assets and liabilities, net	1.4	(0.2)	1.9
Net cash provided by operating activities	10.1	266.3	142.5
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(40.3)	(42.3)	(81.4)
Capital expenditures—real estate	(17.6)	(5.8)	(10.6)
Purchases of previously leased real estate	(4.4)	(5.4)	(19.6)
Acquisitions	(91.3)	(80.1)	—
Divestitures	—	—	114.3
Proceeds from the sale of assets	4.0	5.8	2.2
Net cash (used in) provided by investing activities	(149.6)	(127.8)	4.9
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	4,591.9	3,850.3	3,866.3
Floor plan borrowings—acquisitions	22.7	25.1	—
Floor plan repayments—non-trade	(4,390.4)	(3,921.0)	(3,748.3)
Floor plan repayments—divestitures	—	—	(31.2)
Proceeds from borrowings	50.7	—	—
Repayments of borrowings	(19.9)	(52.0)	(15.2)
Payment of debt issuance costs	(1.7)	—	(2.8)
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(110.2)	(39.6)	(215.6)
Net cash provided by (used in) financing activities	143.1	(137.2)	(146.8)
Net increase in cash and cash equivalents	3.6	1.3	0.6
CASH AND CASH EQUIVALENTS, beginning of period	4.7	3.4	2.8
CASH AND CASH EQUIVALENTS, end of period	$8.3	$4.7	$3.4

See Note 17 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2018, 2017, and 2016)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of December 31, 2018, we owned and operated 97 new vehicle franchises (83 dealership locations), representing 29 brands of automobiles, and 25 collision centers, in 17 metropolitan markets, within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles, repair and maintenance services, collision repair services, and finance and insurance products. As of December 31, 2018, our new vehicle revenue brand mix consisted of 47% imports, 33% luxury, and 20% domestic brands.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. If necessary, reclassifications of amounts previously reported have been made to the accompanying Consolidated Financial Statements in order to conform to current presentation.
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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. We did not record an impairment of our property and equipment in 2018, 2017, and 2016.
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
Insurance
We are self-insured for employee medical claims and maintain stop-loss insurance for large-dollar individual claims. We have high deductible insurance programs for workers compensation, property and general liability claims. We maintain and review our claim and loss history to assist in assessing our expected future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims.
Revenue Recognition
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent amendments issued thereafter (collectively "ASC 606"), on January 1, 2018. Refer to Note 2 "Revenue Recognition" for additional information related to the impact of the Company’s adoption of ASC 606.
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
Share-Based Compensation
We record share-based compensation expense under the fair value method on a straight-line basis over the vesting period, unless the awards are subject to performance conditions, in which case we recognize the expense over the requisite service period of each separate vesting tranche. In addition, we account for the forfeiture of share-based awards as they occur.

Share Repurchases
Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as Treasury Shares. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings.
During the year ended December 31, 2018, the Company retired 89,967 shares of its common stock repurchased pursuant to the Repurchase Program ("Retired Shares") and previously held by the Company as Treasury Shares in the amount of $5.9 million.
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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense from continuing operations totaled $30.6 million, $30.3 million and $34.0 million for the years ended December 31, 2018, 2017 and 2016, which was net of earned advertising credits of $21.0 million, $18.0 million, and $16.8 million, respectively, and is included in Selling, General, and Administrative expense in the accompanying Consolidated Statements of Income.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance resulted in a $7.9 million reduction to our net deferred tax liability as of December 31, 2017.

The staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which provided guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the Tax Act enactment date, for companies to complete the accounting under ASC 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.
During the third quarter of 2018, the IRS released Notice 2018-68, which clarified a number of changes made to Section 162(m) of the Code by the Tax Act. As a result of this new guidance, we recorded $0.6 million of additional income tax expense related to an adjustment to the deferred tax asset for certain components of share-based compensation. After considering the additional guidance issued by the U.S. Treasury Department, state tax authorities and other standard-setting bodies we have completed our accounting for the Tax Act.
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale as of December 31, 2018 and 2017 in the accompanying Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate not currently used in our operations that we are actively marketing to sell, and any related mortgage notes payable, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.

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
We have substantial debt service obligations. As of December 31, 2018, we had total debt of $910.1 million, excluding floor plan notes payable, the debt premium on the 6.0% Senior Subordinated Notes due 2024 ("6.0% Notes"), and debt issuance costs. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the second amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2016 Senior Credit Facility"), the indenture governing our 6.0% Senior Subordinated Notes due 2024 (the "Indenture"), and our other debt instruments. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2018, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	23.7%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	18.4%
Nissan North America, Inc. (Nissan and Infiniti)	14.4%
Ford Motor Company (Ford and Lincoln)	11.1%
Mercedes-Benz USA, LLC (Mercedes-Benz, Smart and Sprinter)	6.5%
BMW of North America, LLC (BMW and Mini)	5.6%
No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2018.
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
Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update address several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update were effective for interim and annual periods beginning after December 15, 2017 and include retrospective application. The Company adopted this update on January 1, 2018. The adoption of this update did not have a material impact to our consolidated financial statements for the years ended December 31, 2018, 2017, and 2016.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update were to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2017. The Company adopted this update on January 1, 2018. The adoption of this update did not have a material impact to our consolidated financial statements for the year ended December 31, 2018 .

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard, and its related amendments, establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with the classification affecting the pattern and classification of expense recognition reflected in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing either as of the effective date or as of the beginning of the earliest comparative period presented in the financial statements at the date of adoption.

The new standard is effective for us on January 1, 2019 and the Company plans to adopt the new standard using the effective date method as the date of initial application. As a result, financial information and disclosures will not be updated under the new standard for periods ending prior to January 1, 2019. Moreover, the Company expects to elect the package of practical expedients to use in transition, which permits us not to reassess under the new standard our prior conclusions about lease identification and lease classification. In addition, we expect to elect the short-term lease exemption for all leases that qualify as well as the practical expedient to not separate lease and non-lease components for all leases.

The adoption of the new standard will have a material impact to our consolidated financial statements due to the recognition of ROU assets and liabilities for real estate and equipment leases on our consolidated balance sheet. In preparation for adoption of the new standard, the Company established an implementation team to assist with the implementation of key controls for transition as well as controls related to on-going accounting considerations. The Company is currently in the process of finalizing the transition amounts of ROU assets and liabilities that will be recorded on the balance sheet as a result of the adoption of the new standard.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update is intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements and simplifies the application of hedge accounting guidance in certain situations and is effective for the Company on January 1, 2019. This update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow hedges existing at the adoption date, this update requires adoption on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the effective date. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. We are currently evaluating this update and the significance of any impact this update may have to our consolidated financial statements.
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
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the twelve months ended December 31, 2018:

For the Year Ended December 31, 2018
Revenue:
New vehicle	$3,788.7
Used vehicle retail	1,783.3
Used vehicle wholesale	189.1
New and used vehicle	5,761.1
Sale of vehicle parts and accessories	139.2
Vehicle repair and maintenance services	681.8
Parts and services	821.0
Finance and insurance, net	292.3
Total revenue	$6,874.4
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
Vehicle repair and maintenance services
Under the previous guidance, revenue was recognized at the time all repairs were completed. Under ASC 606, revenue is recognized as the Company satisfies its performance obligation. The amounts reflected within the table above relate to the Company’s measure of progress for open contracts as of January 1, 2018. In addition, contract assets are reported within Other Current Assets on the Company's Consolidated Balance Sheets.
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
Impact of New Revenue Guidance on Financial Statement Line Items
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Balance Sheets and Statements of Income was as follows:

	As of December 31, 2018
	As Reported	Amounts Under ASC 605	Effect of Change Increase/(Decrease)
	(In millions)
Balance Sheet:
Assets:
Accounts receivable	$130.3	$143.6	$(13.3)
Inventories	1,067.6	1,070.2	(2.6)
Other current assets	122.2	107.5	14.7
Liabilities:
Accounts payable and accrued liabilities	$298.4	$298.5	$(0.1)
Deferred income taxes	21.7	18.6	3.1
Equity:
Retained earnings	$922.7	$926.9	$(4.2)

	For the Year Ended December 31, 2018
	As Reported	Amounts Under ASC 605	Effect of Change Increase/(Decrease)
	(In millions, except per share data)
Statement of Income:
Revenue:
Parts and service	$821.0	$823.3	$(2.3)
Finance and insurance, net	292.3	291.7	0.6
Cost of Sales:
Parts and service	305.2	306.7	(1.5)
Income before income taxes	224.8	225.0	(0.2)
Income tax expense	56.8	56.9	(0.1)
Net income	$168.0	$168.1	$(0.1)
Earnings Per Common Share:
Basic	$8.36	$8.36	$—
Diluted	$8.28	$8.28	$—
The following summarizes the changes to the Company’s Condensed Consolidated Statements of Income for the year ended December 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605:

•
ASC 606 accelerated the recognition of revenue and costs related to open vehicle repair orders in which recognition was previously deferred until the completion of the repair order. For the year ended December 31, 2018, gross profit decreased $0.8 million due to differences in open repair orders as of December 31, 2018 compared to open repair orders as of December 31, 2017.

•
ASC 606 accelerated the timing of recognition of certain retro-commission arrangements (i.e. variable consideration) reported within finance and insurance, net. Under ASC 605, retro-commission income was recorded at the time it was received from our third-party provider. For the year ended December 31, 2018, net revenue increased $0.6 million due to the difference between the amounts received compared to the Company's estimate of variable consideration, subject to a constraint, for products arranged during the same comparative period.

Contract Assets
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2018	$6.4	$10.0	$16.4
Transferred to receivables from contract assets recognized at the beginning of the period	(6.4)	(3.2)	(9.6)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	5.1	2.6	7.7
Contract Assets (Current), March 31, 2018	5.1	9.4	14.5
Transferred to receivables from contract assets recognized at the beginning of the period	(5.1)	(3.2)	(8.3)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.0	2.7	6.7
Contract Assets (Current), June 30, 2018	4.0	8.9	12.9
Transferred to receivables from contract assets recognized at the beginning of the period	(4.0)	(3.0)	(7.0)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.3	3.1	7.4
Contract Assets (Current), September 30, 2018	4.3	9.0	13.3
Transferred to receivables from contract assets recognized at the beginning of the period	$(4.3)	$(3.9)	$(8.2)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	$4.1	$5.5	$9.6
Contract Assets (Current), December 31, 2018	$4.1	$10.6	$14.7
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
During the year ended December 31, 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market and two franchises (two dealership locations) in the Atlanta, Georgia market for a combined aggregate purchase price of $93.2 million. Consideration paid (or payable) to fund these acquisitions included $68.6 million of cash, $22.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $1.9 million for potential indemnity claims made by us with respect to the acquired franchises.
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

	For the Year Ended December 31,
	2018	2017
	(In millions)
Inventory	$27.3	$25.9
Real estate	23.5	12.2
Property and equipment	0.6	1.4
Goodwill	20.4	32.7
Manufacturer franchise rights	19.9	6.2
Loaner vehicles	1.7	3.2
Liabilities assumed	(0.2)	$(1.5)
Total purchase price	$93.2	$80.1
We did not divest any dealerships during the years ended December 31, 2018 and 2017.
During the year ended December 31, 2016, we sold the remaining five franchises (four dealership locations) and two collision centers in the Little Rock, Arkansas market. We recorded a gain associated with the sale of the franchises totaling $45.5 million ($28.4 million net of tax) in our accompanying Consolidated Statements of Income. Our 2016 divestitures are not considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Vehicle receivables	$45.7	$48.3
Manufacturer receivables	51.2	47.0
Other receivables	34.7	34.8
Total accounts receivable	131.6	130.1
Less—Allowance for doubtful accounts	(1.3)	(1.6)
Accounts receivable, net	$130.3	$128.5
5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
New vehicles	$867.2	$646.5
Used vehicles	158.9	135.9
Parts and accessories	41.5	43.6
Total inventories	$1,067.6	$826.0
The lower of cost and net realizable value reserves reduced total inventory cost by $6.1 million and $5.7 million as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, certain automobile manufacturer incentives reduced new vehicle inventory cost by $10.1 million and $7.4 million, respectively, and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2018, 2017, and 2016 by $42.4 million, $40.1 million, and $40.6 million, respectively.

6. ASSETS HELD FOR SALE
Assets held for sale, comprising real estate not currently used in our operations and that we are actively marketing to sell, totaled $26.3 million and $30.3 million as of December 31, 2018 and 2017, respectively. There were no liabilities associated with the real estate assets held for sale. Additionally, during the years ended December 31, 2018 and 2017, we sold two vacant properties each year with total net book values of $4.0 million and $5.7 million, respectively. In January 2019, the Company's Board of Directors authorized Management's request for approval to divest of one dealership location. The Company is currently in negotiations with a potential buyer for this dealership.
During the year ended December 31, 2016, we recorded $2.7 million of impairment expense related to real estate properties we were actively marketing to sell, based on offers received from prospective buyers and third-party brokers' opinions of value. We did not record any impairment expense associated with real estate properties that we were actively marketing to sell during the years ended December 31, 2018 or 2017.
In addition to the above impairments, during the year ended December 31, 2016, we recognized a $0.9 million non-cash impairment associated with a lease buyout and lease termination related to real estate not classified as held for sale. This was recorded in Other Operating (income) expenses, net in our accompanying Consolidated Statements of Income.
7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Service loaner vehicles	$87.0	$85.4
Contract Assets (see Note 2)	14.7	—
Prepaid expenses	5.9	5.2
Prepaid taxes	9.1	19.5
Other	5.5	9.2
Other current assets	$122.2	$119.3
8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Land	$330.4	$303.9
Buildings and leasehold improvements	617.5	582.0
Machinery and equipment	94.8	93.7
Furniture and fixtures	62.2	61.7
Company vehicles	8.8	8.8
Construction in progress	30.1	22.4
Gross property and equipment	1,143.8	1,072.5
Less—Accumulated depreciation	(257.7)	(238.3)
Property and equipment, net	$886.1	$834.2
During the years ended December 31, 2018, 2017, and 2016, we capitalized $0.5 million, $0.2 million, and $1.1 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation expense was $33.7 million, $32.1 million, and $30.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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

December 31, 2018 and 2017 are as follows:

Goodwill
(In millions)
Balance as of December 31, 2016 (a)	$128.1
Acquisitions	32.7
Balance as of December 31, 2017 (a)	160.8
Acquisitions	20.4
Balance as of December 31, 2018 (a)	$181.2
______________________________

(a)	Net of accumulated impairment losses of $537.7 million recorded prior to the year ended December 31, 2016.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2016	$48.5
Acquisitions	6.2
Impairments	(5.1)
Balance as of December 31, 2017	$49.6
Acquisitions	$19.9
Impairments	$(3.7)
Balance as of December 31, 2018	$65.8
Goodwill and intangible franchise rights are tested annually as of October 1st or more frequently in the event that facts and circumstances indicate a triggering event has occurred.
Goodwill impairment is recognized based on the difference between the carrying value of a reporting unit and its fair value. We elected to perform a qualitative assessment for our October 1, 2018 goodwill impairment testing and determined that it was more likely than not that the fair value exceeded the carrying value of our reporting units. The Company elected to perform a quantitative assessment for our October 1, 2017 goodwill impairment assessment and concluded the fair value of each our reporting units exceeded its carrying value.
The quantitative impairment test for franchise rights includes comparison of the estimated fair value to the carrying value for each of our intangible franchise rights. The Company estimates fair value by using a discounted cash flow model (income approach) based on assumptions related to the cash flows directly attributable to the franchise. These assumptions include revenue growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.
We elected to perform a quantitative assessment for our October 1, 2018 and 2017 franchise rights impairment testing. In connection with our testing, we identified the carrying values of certain of our intangible franchise rights exceeded fair value, and as a result, recognized $3.7 million and $5.1 million in pre-tax non-cash impairment charges during the years ended December 31, 2018 and 2017, respectively.

10. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Trade on our Consolidated Balance Sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Floor plan notes payable—trade	$125.3	$114.8
Floor plan notes payable offset account	(11.3)	(10.6)
Total floor plan notes payable—trade, net	$114.0	$104.2

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
11. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Non-Trade on our Consolidated Balance Sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Floor plan notes payable—new non-trade	$843.0	$666.6
Floor plan notes payable—used non-trade	30.0	—
Floor plan notes payable offset account	(20.9)	(38.7)
Total floor plan notes payable—non-trade, net	$852.1	$627.9

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

At our option, we have the ability to re-designate a portion of our availability under our Revolving Credit Facility to the New Vehicle Floor Plan facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2018, we re-designated $190.0 million of availability under our Revolving Credit Facility to our New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on our new vehicle floor plan facility when compared to our revolving credit facility.

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
Each of the above provisions is subject to limitations on borrowing availability as set out in the 2016 Senior Credit Facility. Based on these borrowing base limitations, as of December 31, 2018 we had $78.6 million of borrowing availability under our used vehicle revolving floor plan facility. The 2016 Senior Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on July 25, 2021.
See the "Representations and Covenants" section below under our "Long-Term Debt" footnote for a description of the representations, covenants and events of default contained in the 2016 Senior Credit Facility.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Accounts payable	$81.9	$92.4
Loaner vehicle notes payable	87.5	86.8
Accrued compensation	27.6	24.9
Accrued finance and insurance chargebacks	23.0	23.3
Accrued insurance	20.9	20.4
Taxes payable	23.7	26.6
Accrued advertising	3.9	6.5
Accrued interest	6.6	5.1
Other	23.3	27.2
Accounts payable and accrued liabilities	$298.4	$313.2
13. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates (the weighted average interest rates were 5.2% and 5.4% for the years ended December 31, 2018 and 2017, respectively)	132.2	139.1
2018 Bank of America Facility	25.7	—
2018 Wells Fargo Master Loan Facility	25.0	—
Prior real estate credit agreement	40.8	48.5
Restated master loan agreement	83.3	88.5
Capital lease obligations	3.1	3.2
Total debt outstanding	910.1	879.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	6.0	6.8
Less—debt issuance costs	(10.8)	(10.6)
Long-term debt, including current portion	905.3	875.5
Less—current portion, net of current portion of debt issuance costs	(38.8)	(12.9)
Long-term debt	$866.5	$862.6

The aggregate maturities of long-term debt as of December 31, 2018 are as follows (in millions):

2019	$40.8
2020	33.9
2021	17.2
2022	32.0
2023	53.9
Thereafter	732.3
Total maturities of long-term debt	$910.1
6.0% Senior Subordinated Notes due 2024
In December 2014, we completed a refinancing of certain of our long-term debt, which included the issuance of $400.0 million of 6.0% Notes, the proceeds of which were used to redeem the $300.0 million in outstanding aggregate principal of our 8.375% Senior Subordinated Notes due 2020 (the "8.375% Notes").

In October 2015, we completed an add-on issuance of $200.0 million aggregate principal amount of our 6.0% Notes at a price of 104.25% of par, plus accrued interest from June 15, 2015 (the "October 2015 Offering"). After deducting the initial purchasers' discounts and expenses we received net proceeds of approximately $210.2 million from this offering. The $8.5 million premium paid by the initial purchasers of the 6.0% Notes was recorded as a component of Long-Term Debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the 6.0% Notes. Based on the amortization of the debt premium, the effective interest rate on the 6.0% Notes issued in the October 2015 Offering is 5.41%. In addition, we capitalized $3.8 million of costs associated with the issuance and sale of the 6.0% Notes, of which $2.8 million of underwriters fees were withheld from the proceeds received from the issuance. These costs are being amortized to interest expense over the remaining term of the 6.0% Notes using the effective interest method.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of December 31, 2018, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
Mortgage Notes Payable
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages") and other lenders. As of December 31, 2018 and 2017, we had total mortgage notes payable outstanding of $132.2 million and $139.1 million, respectively, which are collateralized by the associated real estate.

2018 Bank of America Facility
The Bank of America Credit Agreement provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Bank of America Credit Agreement in an aggregate amount not to exceed $128.1 million ("Bank of America Facility"), subject to customary terms and conditions.
The borrowers under the Bank of America Credit Agreement may borrow thereunder from time to time during the period beginning on November 13, 2018 until and including November 12, 2019. On November 13, 2018, certain of the borrowers borrowed an aggregate amount of $25.7 million under the Bank of America Credit Agreement, a portion of which was used to repay certain existing mortgage indebtedness outstanding on the Prior Real Estate Credit Agreement.
Term loans under the Bank of America Facility bear interest, at the option of the Company, based on the London Interbank Offered Rate ("LIBOR") plus 1.90% or the Base Rate (as described below) plus 0.90%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. The Company is required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on November 13, 2025, subject to an earlier maturity if the Company’s existing senior secured credit facility matures or is not otherwise refinanced by certain dates.
Borrowings under the Bank of America Facility are guaranteed by each applicable operating dealership subsidiary of the Company and all of the real property financed by such operating dealership under the Bank of America Facility is collateralized by first priority liens, subject to certain permitted exceptions.
2018 Wells Fargo Master Loan Facility
The Wells Fargo Master Loan Agreement provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "Wells Fargo Master Loan Facility"), subject to customary terms and conditions.
The borrowers under the Wells Fargo Master Loan Agreement may borrow thereunder from time to time during the period beginning on November 16, 2018 until and including December 31, 2019 (the "Wells Fargo Draw Termination Date"). On November 16, 2018, certain of the borrowers borrowed an aggregate amount of $25.0 million under the Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes.
Loans under the Wells Fargo Master Loan Facility bear interest based on LIBOR plus 1.85%. After the Wells Fargo Draw Termination Date, the borrowers will be required to make 108 equal monthly principal payments based on a hypothetical 19 year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on December 1, 2028. The borrowers can voluntarily prepay any loan in whole or in part any time without premium or penalty.
Borrowings under the Wells Fargo Master Loan Facility are guaranteed by the Company pursuant to a unconditional guaranty (the "Company Guaranty"), and all of the real property financed by any operating dealership subsidiary of the Company under the Wells Fargo Master Loan Facility, is collateralized by first priority liens, subject to certain permitted exceptions.

Prior Real Estate Credit Agreement
We are also party to a separate real estate term loan credit agreement with Bank of America, as the lender (the "Prior Real Estate Credit Agreement"). The Prior Real Estate Credit Agreement provides for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions. Concurrent with the execution of the Bank of America Facility, the Prior Real Estate Credit Agreement was modified to incorporate the pricing terms provided within the Bank of America Facility. Accordingly, term loans under the Prior Real Estate Credit Agreement bear interest, at our option, based on the LIBOR plus 1.90% or the Base Rate (as described below) plus 0.90%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on September 26, 2023, subject to an earlier maturity if our existing revolving credit facility matures or is not otherwise refinanced by certain dates.
Borrowings under the Prior Real Estate Credit Agreement are guaranteed by each operating dealership subsidiary of ours whose real estate is financed under the Prior Real Estate Credit Agreement, and collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
Restated Master Loan Agreement
On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "Restated Master Loan Agreement") with Wells Fargo. In June 2015, we made additional borrowings under the Restated Master Loan Agreement with Wells Fargo, resulting in our having drawn the full $100.0 million (the "Restated Master Loan Facility") of availability thereunder. Concurrent with execution of the Wells Fargo Master Loan Facility, the Restated Master Loan Agreement was modified to incorporate the pricing terms provided within the Wells Fargo Master Loan Facility. Accordingly, loans under the Restated Master Loan Agreement bear interest based on LIBOR plus 1.85%.
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and years of maturity as of December 31, 2018 and 2017:

	As of December 31, 2018			As of December 31, 2017
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$111.6	$185.5	2019-2024	$116.8	$179.3	2018-2024
Other mortgage debt	20.6	43.3	2020-2022	22.3	45.3	2018-2022
2018 Bank of America Facility	25.7	137.2	2025	—	—
2018 Wells Fargo Master Loan Facility	25.0	114.3	2028	—	—
Prior real estate credit agreement	40.8	82.2	2023	48.5	89.8	2023
Restated master loan agreement	83.3	130.2	2025	88.5	132.7	2025
Total mortgage debt	$307.0	$692.7		$276.1	$447.1
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2016 Senior Credit Facility includes a $250.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations. Availability is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2018, we re-designated $190.0 million of borrowing capacity from our Revolving Credit Facility to our New Vehicle Revolving Floor Plan Facility, resulting in $60.0 million of borrowing capacity. In addition, we had $13.0 million in outstanding letters of credit, resulting in $47.0 million of borrowing availability as of December 31, 2018. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
Borrowings under the 2016 Senior Credit Facility bear interest, at the option of the Company, based on LIBOR or the Base Rate, in each case plus an Applicable Margin (as defined in the 2016 Senior Credit Facility). The Base Rate is the highest of the

(i) Bank of America prime rate, (ii) Federal Funds rate plus 0.50%, and (iii) one month LIBOR plus 1.00%. The Applicable Margin, for borrowings under the Revolving Credit Facility, ranges from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Base Rate loans, in each case based on the Company's total lease adjusted leverage ratio. In addition to the payment of interest on borrowings outstanding under the 2016 Senior Credit Facility, we are required to pay a quarterly commitment fee between 0.20% and 0.45% per year, based on the Company's total lease adjusted leverage ratio on the Revolving Credit Facility.
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

•
Subject to our continued compliance with a minimum consolidated current ratio, a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indenture, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the 2016 Senior Credit Facility and the Indenture) beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the "Measurement Period"), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period, minus (iii) the dollar amount of share repurchases made and dividends paid on or after December 4, 2014.

Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2018. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the Bank of America Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Bank of America Credit Agreement. In addition, certain other covenants could restrict the Company’s ability to incur additional debt, pay dividends or acquire or dispose of assets. The Bank of America Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Company could be required by the Bank of America Facility to immediately repay all amounts outstanding thereunder.
The representations, warranties and covenants contained in the Wells Fargo Master Loan Agreement, the Company Guaranty and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Company Guaranty. In addition, certain other covenants could restrict the Company’s ability to incur additional debt, pay dividends or acquire or dispose of assets.
The representations and covenants contained in the Prior Real Estate Credit Agreement are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio, and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Prior Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets.
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

A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of December 31,
	2018	2017
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$606.0	$606.8
Mortgage notes payable	307.0	276.1
Total carrying value	$913.0	$882.9

Fair Value:
6.0% Senior Subordinated Notes due 2024	$570.0	$625.5
Mortgage notes payable	306.7	275.3
Total fair value	$876.7	$900.8

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional values of this swap as of December 31, 2018 and 2017, were $85.1 million and $90.4 million, respectively, and the notional value will reduce over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of December 31, 2018 and 2017, were $56.5 million and $60.2 million, respectively, and the notional value will reduce over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value related to the swaps for the years ended December 31, 2018 and 2017, reflect an asset of $0.6 million and liability of $1.7 million, respectively. The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Consolidated Balance Sheets:

	As of December 31,
	2018	2017
	(In millions)
Other current assets	$(0.2)	$—
Accounts payable and accrued liabilities	—	1.0
Other long-term (assets) liabilities	(0.4)	0.7
Total fair value	$(0.6)	$1.7
All of our interest rate swaps qualify for cash flow hedge accounting treatment. For the years ended December 31, 2018, 2017, and 2016, neither of our cash flow swaps contained any ineffectiveness, nor was any ineffectiveness recognized in earnings. Information about the effect of our interest rate swap agreements on the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, are as follows (in millions):

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2018	$1.8	Swap interest expense	$(0.5)
2017	$(0.1)	Swap interest expense	$(2.0)
2016	$(0.8)	Swap interest expense	$(3.1)

 On the basis of yield curve conditions as of December 31, 2018 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be income of $0.2 million.
15. INCOME TAXES
The components of income tax expense from continuing operations are as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In millions)
Current:
Federal	$43.8	$59.1	$83.8
State	7.1	8.3	10.7
Total current income tax expense	50.9	67.4	94.5
Deferred:
Federal	3.9	1.2	4.9
State	2.0	1.4	1.2
Total deferred income tax expense	5.9	2.6	6.1
Total income tax expense	$56.8	$70.0	$100.6

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows (dollar amounts shown in millions):

	For the Years Ended December 31,
	2018	%	2017	%	2016	%
Income tax provision at the statutory rate	$47.2	21.0	$73.2	35.0	$93.7	35.0
State income tax expense, net of federal benefit	8.7	3.9	6.4	3.0	7.8	2.9
Non-deductible / non-tax items	0.4	0.2	(0.3)	(0.1)	0.2	0.1
Effect of enactment of tax reform	0.6	0.2	(7.9)	(3.8)	—	—
Adjustments and settlements	—	—	(0.6)	(0.3)	(0.8)	(0.3)
Other, net	(0.1)	—	(0.8)	(0.3)	(0.3)	(0.1)
Income tax expense	$56.8	25.3	$70.0	33.5	$100.6	37.6

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Deferred income tax assets:
F&I chargeback liabilities	$11.0	$11.1
Other accrued liabilities	3.2	3.4
Stock-based compensation	2.4	3.9
Other, net	3.9	5.5
Total deferred income tax assets	20.5	23.9
Deferred income tax liabilities:
Intangible asset amortization	(12.5)	(8.4)
Depreciation	(26.4)	(27.1)
Other, net	(3.3)	(0.9)
Total deferred income tax liabilities	(42.2)	(36.4)
Net deferred income tax liabilities	$(21.7)	$(12.5)
There were no valuation allowances recorded against the deferred tax assets as of December 31, 2018 or 2017. As of December 31, 2018 and 2017, we had pre-paid income taxes of $4.6 million and $15.2 million, respectively, which were included in Other Current Assets.

As of December 31, 2016, the net amount of our unrecognized tax benefits was $0.8 million, which if recognized, would not impact our effective tax rate. There was no unrecognized tax benefits as of December 31, 2018 or 2017.
The statutes of limitations related to our consolidated Federal income tax returns are closed for all tax years up to and including 2014. The expiration of the statutes of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2011 through 2017 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws including a reduction in the U.S. federal corporate income tax rate from 35% to 21%.
The SEC staff issued SAB 118 on December 22, 2017,  which provided guidance on accounting for the tax effects of the Tax Act.  SAB 118 allowed for a measurement period, not extend beyond one year from the Tax Act enactment date, for companies to complete the accounting under ASC 740, Income Taxes.
In 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which was generally 21%. We recorded a $7.9 million reduction to our net deferred tax liability for the year ended December 31, 2017 related to the remeasurement of our deferred tax balance.
During the third quarter of 2018, the IRS released Notice 2018-68, which clarified a number of changes made to Section 162(m) of the Code by the Tax Act. As a result of this new guidance, we recorded $0.6 million of additional income tax expense related to an adjustment to the December 31, 2017 deferred tax asset for certain components of share-based compensation. After considering the additional guidance issued by the U.S. Treasury Department, state tax authorities and other standard-setting bodies we have completed our accounting for the Tax Act.
16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2018	2017
	(In millions)
Accrued finance and insurance chargebacks	$21.2	$20.4
Deferred rent	4.5	5.0
Swap fair value	—	0.7
Unclaimed property	3.3	3.0
Other	1.7	0.1
Other long-term liabilities	$30.7	$29.2
17. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2018, 2017, and 2016, we made interest payments, including amounts capitalized, totaling $82.5 million, $76.0 million, and $73.8 million, respectively. Included in these interest payments are $31.2 million, $22.3 million, and $19.1 million, of floor plan interest payments for the years ended December 31, 2018, 2017, and 2016, respectively.
During the years ended December 31, 2018, 2017, and 2016 we made income tax payments, net of refunds received, totaling $40.4 million, $102.7 million, and $79.6 million, respectively.
During the years ended December 31, 2018, 2017, and 2016, we transferred $193.9 million, $156.2 million, and $121.9 million, respectively, of loaner vehicles from Other Current Assets to Inventory on our Consolidated Balance Sheets.
There were no divestitures during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, we received $114.3 million of proceeds from the sale of dealerships, and $13.1 million of mortgage note repayments were paid directly by the buyer as part of these divestitures.

During the year ended December 31, 2017, we had non-cash investing and financing activities of $4.1 million related to purchases of real estate properties that were previously leased.
The following items are included in Other Adjustments, net to reconcile net income to net cash provided by operating activities:

	For the Years Ended December 31,
	2018	2017	2016
Amortization of debt issuance costs	$2.5	$3.2	$2.6
Loss on disposal of fixed assets	0.9	2.1	0.4
Other individually immaterial items	(0.3)	(1.0)	1.1
Other adjustments, net	$3.1	$4.3	$4.1
18. LEASE OBLIGATIONS
We lease real estate and equipment primarily under operating lease agreements, most of which have terms ranging from one to twenty years. Escalation clauses, lease payments dependent on existing rates/indexes, and other lease incentives are included in the minimum lease payments and are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements totaled $25.6 million, $26.7 million, and $29.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
During the year ended December 31, 2018, we entered into one transaction in which we purchased previously leased real estate for $4.4 million.
During the year ended December 31, 2017, we entered into two transactions in which we purchased previously leased real estate for an aggregate purchase price of $9.5 million. These transactions included the termination of the related lease obligations, resulting in $0.2 million of lease termination charges, which were included in Other operating (income) expenses, net in our Consolidated Statement of Income for the year ended December 31, 2017.
During the year ended December 31, 2016, we entered into three transactions in which we purchased previously leased real estate for an aggregate purchase price of $19.6 million. These transactions included the termination of the related lease obligations, resulting in $2.1 million of lease termination charges and $0.9 million of real estate impairment charges, which were based on the associated property appraisals. Both the lease termination charges and the real estate impairment charges were included in Other operating (income) expenses, net in our Consolidated Statement of Income for the year ended December 31, 2016.
Future minimum payments under non-cancelable leases with initial terms in excess of one year at December 31, 2018, are as follows:

	Capital	Operating
	(In millions)
2019	$0.4	$22.5
2020	0.4	22.2
2021	0.4	19.2
2022	0.4	14.0
2023	0.4	6.0
Thereafter	2.8	25.5
Total minimum lease payments	4.8	109.4
Less: Amounts representing interest	(1.7)	N/A
	$3.1	$109.4
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
We had $13.0 million of letters of credit outstanding as of December 31, 2018, which are required by certain of our insurance providers. In addition, as of December 31, 2018, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
20. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
On March 13, 2012, our Board of Directors, upon the recommendation of our Compensation and Human Resources Committee, approved the 2012 Equity Incentive Plan (the "Plan"). On April 18, 2012, our shareholders approved the Plan, which replaced our previous equity incentive plan. The Plan expires on March 13, 2022 and provides for the grant of options, performance share units, restricted share units, and shares of restricted stock to our directors, officers, and employees in the total amount of 1.5 million shares. Since the inception of the Plan, we have granted 0.8 million performance share units and 0.8 million shares of restricted stock. There have been 0.8 million shares that have either been forfeited or repurchased in association with the net share settlement of employee share-based awards, both of which are added back to shares available for grant. As such, there were approximately 0.8 million shares available for grant in accordance with the Plan as of December 31, 2018.
We issue shares of our common stock upon the vesting of performance share units or restricted stock. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of performance share units or restricted stock, we expect to repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We have recognized $10.5 million ($2.6 million tax benefit), $13.6 million ($4.5 million tax benefit), and $12.0 million ($4.5 million tax benefit) in share-based compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, there was $10.3 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the Plan, and the weighted average period over which it is expected to be recognized is 2.15 years. Further, we expect to recognize $6.3 million of this expense in 2019, $3.3 million in 2020, and $0.7 million in 2021.
Performance Share Units

During the year ended December 31, 2018, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 101,802 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved, and is recognized on a graded basis over the three-year vesting period.

The following table summarizes information about performance share units for 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	229,651	$57.21
Granted	101,802	68.50
Vested	(95,472)	59.27
Forfeited or unearned	(30,245)	56.64
Non-vested at December 31, 2018	205,736	$61.28

The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Years Ended December 31,
	2018	2017	2016
Weighted average grant-date fair value of performance share units granted	$68.50	$65.65	$46.70
Total fair value of performance share units vested (in millions)	$6.4	$6.5	$6.0

Restricted Stock Awards

During the year ended December 31, 2018, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 71,575 shares of restricted stock. Restricted stock awards vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.

The following table summarizes information about restricted stock awards for 2018:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	224,826	$60.36
Granted	71,575	71.18
Vested	(82,961)	61.34
Forfeited	(14,664)	63.09
Non-vested at December 31, 2018	198,776	$63.65
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Years Ended December 31,
	2018	2017	2016
Weighted average grant-date fair value of restricted stock granted	$71.18	$63.64	$47.07
Total fair value of restricted stock awards vested (in millions)	$5.5	$5.3	$3.7
Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees are eligible to participate in the Retirement Savings Plan on or after 12 weeks of service with us. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible compensation. IRS rules limited total participant contributions during 2018 to $18,500, or $24,500 if age 50 or more. For non-highly compensated employees, after one year of employment we match 50% of employees' contributions up to 4% of their eligible compensation. Employer contributions vest on a graded basis over 4 years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $3.2 million, $3.0 million, and $2.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
21. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2017:
Revenues	$1,551.7	$1,631.8	$1,602.1	$1,670.9
Gross profit	$260.1	$267.1	$260.3	$268.4
Net income (2)(3)(4)	$34.0	$31.9	$30.7	$42.5
Net income per common share:
Basic (1)(2)(3)(4)	$1.62	$1.53	$1.49	$2.06
Diluted (1)(2)(3)(4)	$1.61	$1.52	$1.48	$2.03
2018:
Revenues	$1,609.2	$1,723.6	$1,757.4	$1,784.2
Gross profit	$265.4	$277.8	$278.0	$281.8
Net income (5)(6)(7)	$40.1	$43.2	$44.3	$40.4
Net income per common share:
Basic (1)(5)(6)(7)	$1.95	$2.13	$2.22	$2.09
Diluted (1)(5)(6)(7)	$1.93	$2.11	$2.18	$2.06
____________________________

(1)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(2)	Results for the three months ended March 31, 2017 were increased by $0.6 million as a result of gains from legal settlements, net of tax, or $0.03 per basic and diluted share.

(3)
Results for the three months ended June 30, 2017 were increased by $0.5 million from investment income, partially offset by a $1.8 million loss on real estate-related charges, all previous items were net of tax, or $0.06 per basic and diluted share.

(4)
Results for the three months ended December 31, 2017 were increased by a $7.9 million income tax benefit, partially offset by $3.2 million of franchise rights impairment, net of tax, or $0.22 per basic and diluted share, respectively, in the aggregate.

(5)	Results for the three months ended June 30, 2018 were increased by $0.5 million as a result of gains from legal settlements, net of tax, or $0.03 per basic and diluted share.

(6)
Results for the three months ended June 30, 2018 were decreased by $0.6 million as a result of an adjustment to the deferred tax asset related to certain components of share-based compensation, net of tax, or $0.03 per basic and diluted share.

(7)	Results for the three months ended December 31, 2018 were decreased by a $2.8 million franchise rights impairment, net of tax, or $0.14 per basic and diluted share, respectively, in the aggregate.
22. SUBSEQUENT EVENTS
In February 2019, the Company closed on the acquisition of four stores in the Indianapolis market, increasing our total stores in the Indianapolis market to six.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.
During 2018, we acquired substantially all of the assets, including certain real estate, of three franchises (three dealership locations). As permitted by the Securities and Exchange Commission, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2018 does not include an evaluation of the internal control over financial reporting of these acquired operations. The results for these acquisitions are included in our consolidated financial statements from the date of acquisition and represented approximately $105.3 million of consolidated assets as of December 31, 2018, and approximately $166.8 million of consolidated revenues for the year then ended.
From the acquisition dates to December 31, 2018, the processes and systems of the acquired operations did not significantly impact the internal control over financial reporting of the Company and our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

Reference is made to the information to be set forth in the "Proposal No. 1 Election of Directors," "Governance of the Company," "2018 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation and Human Resources Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "2018 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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
4.3
First Supplemental Indenture, dated as of July 29, 2015, by and among Asbury Automotive Group, Inc., Asbury Jax Ford, LLC and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)*

4.4
Second Supplemental Indenture, dated as of October 28, 2015, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2015)*

4.5
Third Supplemental Indenture, dated as of July 20, 2016, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)*

4.6
Fourth Supplemental Indenture, dated as of February 17, 2017, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

4.7
Fifth Supplemental Indenture, dated as of February 5, 2018, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

4.8
Sixth Supplemental Indenture, dated as of May 30, 2018, among Asbury Automotive Group, Inc., Asbury Atlanta CHEV, LLC, Asbury Georgia TOY, LLC, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.6**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.7**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.8**
First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.9**
Termination and Separation Agreement between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of August 21, 2017 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.10**	Letter Agreement between Asbury Automotive Group, Inc. and Sean Goodman, dated as of May 3, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2017)*
10.11**
Severance Pay Agreement for key employees between Asbury Automotive Group, Inc. and Sean Goodman, dated as of July 7, 2017 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.12**
Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.14**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.15**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and John Hartman dated January 4, 2018 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.16**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George C. Karolis dated July 18, 2005 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.17**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*
10.18	Asbury Automotive Group, Inc. Deferred Compensation Plan (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.19	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
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

10.23	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.24	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.25
Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on September 30, 2013)*

10.26
Second Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., as a Borrower, and certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as Co-Documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016)*

10.27
Second Amended and Restated Company Guaranty Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.28
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 25, 2016, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.29
Second Amended and Restated Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.30
Second Amended and Restated Escrow & Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., a national banking association, as Administrative Agent (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.31
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.32
Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.33	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A.
10.34	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association
10.35	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	February 28, 2019	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	February 28, 2019
(David W. Hult)

/s/ Sean D. Goodman	Senior Vice President and Chief Financial Officer	February 28, 2019
(Sean D. Goodman)

/s/ William F. Stax	Vice President, Controller and	February 28, 2019
(William F. Stax)	Chief Accounting Officer

/s/ Thomas C. DeLoach, Jr.	Director	February 28, 2019
(Thomas C. DeLoach, Jr.)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	February 28, 2019
(Joel Alsfine)

/s/ Dennis E. Clements	Director	February 28, 2019
(Dennis E. Clements)

/s/ Juanita T. James	Director	February 28, 2019
(Juanita T. James)

/s/ Eugene S. Katz	Director	February 28, 2019
(Eugene S. Katz)

/s/ Philip F. Maritz	Director	February 28, 2019
(Philip F. Maritz)

/s/ Maureen F. Morrison	Director	February 28, 2019
(Maureen F. Morrison)

/s/ Bridget R. Berman	Director	February 28, 2019
(Bridget R. Berman)

/s/ Thomas J. Reddin	Director	February 28, 2019
(Thomas J. Reddin)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*
3.2	Bylaws of Asbury Automotive Group, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
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
4.3
First Supplemental Indenture, dated as of July 29, 2015, by and among Asbury Automotive Group, Inc., Asbury Jax Ford, LLC and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)*

4.4
Second Supplemental Indenture, dated as of October 28, 2015, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2015)*

4.5
Third Supplemental Indenture, dated as of July 20, 2016, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)*

4.6
Fourth Supplemental Indenture, dated as of February 17, 2017, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

4.7
Fifth Supplemental Indenture, dated as of February 5, 2018, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

4.8
Sixth Supplemental Indenture, dated as of May 30, 2018, among Asbury Automotive Group, Inc., Asbury Atlanta CHEV, LLC, Asbury Georgia TOY, LLC, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

10.1**	Amended and Restated 2002 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.7**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.8**
First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.9**
Termination and Separation Agreement between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of August 21, 2017 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.10**	Letter Agreement between Asbury Automotive Group, Inc. and Sean Goodman, dated as of May 3, 2017 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2017)*
10.11**
Severance Pay Agreement for key employees between Asbury Automotive Group, Inc. and Sean Goodman, dated as of July 7, 2017 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.12**
Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.14**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.15**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and John Hartman dated January 4, 2018 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.16**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George C. Karolis dated July 18, 2005 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.17**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*
10.18	Asbury Automotive Group, Inc. Deferred Compensation Plan (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.19	Ford Sales and Service Agreement (filed as Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
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

10.23	Nissan Dealer Sales and Service Agreement (filed as Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.24	Toyota Dealer Agreement (filed as Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.25
Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on September 30, 2013)*

10.26
Second Amended and Restated Credit Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., as a Borrower, and certain of its Subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swing Line Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as Co-Documentation agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016)*

10.27
Second Amended and Restated Company Guaranty Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.28
Second Amended and Restated Subsidiary Guaranty Agreement, dated as of July 25, 2016, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.29
Second Amended and Restated Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.30
Second Amended and Restated Escrow & Security Agreement, dated as of July 25, 2016, by and among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., a national banking association, as Administrative Agent (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)*

10.31
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.32
Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.33	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A.
10.34	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association
10.35	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.