Form 10-Q
period 2019-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2019-05-08
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 6, 2019 was 19,403,758.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.9	$8.3
Contracts-in-transit	158.9	198.3
Accounts receivable, net	115.1	130.3
Inventories	1,167.8	1,067.6
Assets held for sale	55.3	26.3
Other current assets	120.6	122.2
Total current assets	1,628.6	1,553.0
PROPERTY AND EQUIPMENT, net	915.4	886.1
OPERATING LEASE RIGHT-OF-USE ASSETS	73.4	—
GOODWILL	213.2	181.2
INTANGIBLE FRANCHISE RIGHTS	65.8	65.8
OTHER LONG-TERM ASSETS	8.5	9.3
Total assets	$2,904.9	$2,695.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$132.3	$114.0
Floor plan notes payable—non-trade, net	903.0	852.1
Current maturities of long-term debt	38.7	38.8
Current maturities of operating leases	18.3	—
Accounts payable and accrued liabilities	306.8	298.4
Liabilities associated with assets held for sale	17.7	—
Total current liabilities	1,416.8	1,303.3
LONG-TERM DEBT	874.7	866.5
OPERATING LEASE LIABILITIES	59.4	—
DEFERRED INCOME TAXES	21.3	21.7
OTHER LONG-TERM LIABILITIES	28.1	30.7
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,194,169 and 41,065,069 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	575.5	572.9
Retained earnings	957.7	922.7
Treasury stock, at cost; 21,786,251 and 21,719,339 shares, respectively	(1,028.1)	(1,023.4)
Accumulated other comprehensive (loss) income	(0.9)	0.6
Total shareholders' equity	504.6	473.2
Total liabilities and shareholders' equity	$2,904.9	$2,695.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
REVENUE:
New vehicle	$871.8	$857.1
Used vehicle	509.9	484.6
Parts and service	217.6	199.3
Finance and insurance, net	71.5	68.2
TOTAL REVENUE	1,670.8	1,609.2
COST OF SALES:
New vehicle	833.9	818.5
Used vehicle	475.4	451.1
Parts and service	82.3	74.2
TOTAL COST OF SALES	1,391.6	1,343.8
GROSS PROFIT	279.2	265.4
OPERATING EXPENSES:
Selling, general, and administrative	191.0	184.2
Depreciation and amortization	8.6	8.2
Other operating expense (income), net	1.8	(0.2)
INCOME FROM OPERATIONS	77.8	73.2
OTHER EXPENSES:
Floor plan interest expense	10.2	6.6
Other interest expense, net	13.9	13.0
Swap interest expense	—	0.2
Total other expenses, net	24.1	19.8
INCOME BEFORE INCOME TAXES	53.7	53.4
Income tax expense	12.8	13.3
NET INCOME	$40.9	$40.1
EARNINGS PER SHARE:
Basic—
Net income	$2.13	$1.95
Diluted—
Net income	$2.11	$1.93
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.2	20.6
Restricted stock	0.1	0.1
Performance share units	0.1	0.1
Diluted	19.4	20.8

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$40.9	$40.1
Other comprehensive income:
Change in fair value of cash flow swaps	(1.8)	2.8
Income tax expense (benefit) associated with cash flow swaps	0.5	(0.7)
Comprehensive income	$39.6	$42.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
Comprehensive Income:
Net income	—	$—	$—	$40.9	—	$—	$—	$40.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.5 tax benefit	—	$—	$—	$—	—	$—	$(1.3)	$(1.3)
Comprehensive income	—	$—	$—	$40.9	—	$—	$(1.3)	$39.6
Cumulative effect adjustment of ASU 2018-02	—	$—	$—	$0.2	—	$—	$(0.2)	$—
Share-based compensation	—	$—	$3.9	$—	—	$—	$—	$3.9
Issuance of common stock in connection with share-based payment arrangements	238,078	$—	$—	$—	—	$—	$—	$—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	$—	$—	$—	66,912	$(4.7)	$—	$(4.7)
Share repurchases	—	$—	$—	$—	108,978	$(7.4)	$—	$(7.4)
Retirement of previously repurchased common stock	(108,978)	$—	$(1.3)	$(6.1)	(108,978)	$7.4	$—	$—
Balances, March 31, 2019	41,194,169	$0.4	$575.5	$957.7	21,786,251	$(1,028.1)	$(0.9)	$504.6

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2017	40,969,987	$0.4	$563.5	$750.3	20,156,962	$(919.1)	$(0.9)	$394.2
Comprehensive Income:
Net income	—	$—	$—	$40.1	—	$—	$—	$40.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.7 tax expense	—	$—	$—	$—	—	$—	$2.1	$2.1
Comprehensive income	—	$—	$—	$40.1	—	$—	$2.1	$42.2
Cumulative effect adjustment of ASU 2014-09	—	$—	$—	$9.1	—	$—	$—	$9.1
Share-based compensation	—	$—	$3.2	$—	—	$—	$—	$3.2
Issuance of common stock in connection with share-based payment arrangements	181,720	$—	$—	$—	—	$—	$—	$—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	$—	$—	$—	65,412	$(4.4)	$—	$(4.4)
Share repurchases	—	$—	$—	$—	296,822	$(20.0)	$—	$(20.0)
Balances, March 31, 2018	41,151,707	$0.4	$566.7	$799.5	20,519,196	$(943.5)	$1.2	$424.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$40.9	$40.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	8.6	8.2
Share-based compensation	3.9	3.2
Loaner vehicle amortization	5.8	5.8
Change in right of use asset	4.5	—
Other adjustments, net	3.2	1.0
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	39.4	41.6
Accounts receivable	15.1	18.7
Inventories	(19.6)	(34.4)
Other current assets	(41.3)	(32.5)
Floor plan notes payable—trade, net	3.8	6.3
Accounts payable and other current liabilities	4.6	(21.5)
Operating lease liabilities	(4.6)	—
Other long-term assets and liabilities, net	0.9	(0.7)
Net cash provided by operating activities	65.2	35.8
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(3.6)	(3.3)
Capital expenditures—real estate	—	(17.6)
Purchases of previously leased real estate	(4.9)	—
Acquisitions	(118.5)	(45.5)
Proceeds from the sale of assets	—	2.0
Net cash used in investing activities	(127.0)	(64.4)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,066.3	1,014.0
Floor plan borrowings—acquisitions	47.7	9.5
Floor plan repayments—non-trade	(1,033.6)	(966.8)
Repayments of borrowings	(3.9)	(3.6)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(12.1)	(24.4)
Net cash provided by financing activities	64.4	28.7
Net increase in cash and cash equivalents	2.6	0.1
CASH AND CASH EQUIVALENTS, beginning of period	8.3	4.7
CASH AND CASH EQUIVALENTS, end of period	$10.9	$4.8

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of March 31, 2019 we owned and operated 106 new vehicle franchises (87 dealership locations) representing 30 brands of automobiles and 25 collision repair centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. For the three months ended March 31, 2019, our new vehicle revenue brand mix consisted of 47% imports, 33% luxury, and 20% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area;

•	Hare and Estes dealerships operating in the Indianapolis, Indiana area;

•	McDavid dealerships operating in metropolitan Austin, Dallas and Houston, Texas;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia; and

•	Plaza dealerships operating in metropolitan St. Louis, Missouri.

Our operating results are generally subject to changes in the economic environment as well as seasonal variations. Historically, we have generated more revenue and operating income in the second, third, and fourth quarters than in the first quarter of the calendar year. Generally, the seasonal variations in our operations are caused by factors related to weather conditions, changes in manufacturer incentive programs, model changeovers, and consumer buying patterns, among other things.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and reflect the consolidated accounts of Asbury Automotive Group, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been included, unless otherwise indicated. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Refer to Note 2 "Revenue Recognition".
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale in the accompanying Condensed Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with a pending dealership disposal, real estate not currently used in our operations that we are actively marketing to sell, and any related mortgage notes payable, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
Recent Accounting Pronouncements
Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASC 842”). Refer to Note 9 for additional information.

On January 1, 2019, the Company adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") on items within accumulated other comprehensive income to retained earnings. During the first quarter of 2019, the Company elected to reclassify $0.2 million related to the change in deferred taxes associated with our cash flow hedges from accumulated other comprehensive income to retained earnings. This reclassification was recognized as a cumulative effect adjustment in the Condensed Consolidated Statements of Shareholders' Equity during the current quarter.

On January 1, 2019, the Company adopted ASU 2017-12, "Derivatives and Hedging" (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update is intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements and simplifies the application of hedge accounting guidance in certain situations. This update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow hedges existing at the adoption date, this update requires adoption on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the effective date and the amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses versus the current incurred loss model. The provisions of ASU 2016-13 are effective for fiscal years beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt ASU 2016-13 in 2020 and are currently evaluating the expected impact from adopting this ASU on our consolidated financial statements.

2. REVENUE RECOGNITION
The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and 2018:

	As of
	March 31, 2019	March 31, 2018
	(In millions)
Revenue:
New vehicle	$871.8	$857.1
Used vehicle retail	458.2	435.8
Used vehicle wholesale	51.7	48.8
New and used vehicle	1,381.7	1,341.7
Sale of vehicle parts and accessories	36.9	33.8
Vehicle repair and maintenance services	180.7	165.5
Parts and services	217.6	199.3
Finance and insurance, net	71.5	68.2
Total revenue	$1,670.8	$1,609.2
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

The Company’s commission arrangements with third-party lenders and insurance administrators consists of fixed ("upfront") and variable consideration. Variable consideration includes commission charge backs ("chargebacks") in the event a contract is prepaid, defaulted upon, or terminated by the end-user. The Company reserves for future chargebacks based on historical chargeback experience and the termination provisions of the applicable contract and these reserves are established in the same period that the related revenue is recognized.
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2019	$4.1	$10.6	$14.7
Transferred to receivables from contract assets recognized at the beginning of the period	(4.1)	(3.3)	(7.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.4	3.3	7.7
Contract Assets (Current), March 31, 2019	$4.4	$10.6	$15.0
3. ACQUISITIONS
Results of acquired dealerships are included in our accompanying Condensed Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The fair value of our manufacturer franchise rights are determined as of the acquisition date, by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions, at a dealership level, regarding the cash flows directly attributable to the franchise rights, revenue growth rates, future gross margins and future selling, general, and administrative expenses. Using an estimated weighted average cost of capital, estimated residual values at the end of the forecast period and estimated future capital expenditure requirements, the Company calculates the fair value of the franchise rights.
During the three months ended March 31, 2019, we acquired the assets of eight franchises (four dealership locations) in the Indianapolis, Indiana market for a purchase price of $121.0 million. We funded this acquisition with $70.8 million of cash, $47.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $2.5 million for potential indemnity claims made by us with respect to the acquired franchises.
Below is the preliminary allocation of purchase price for the acquisitions completed during the three months ended March 31, 2019. We have not finalized our valuation for manufacturer franchise rights which will be reclassified from goodwill once completed. The goodwill and manufacturer rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

As of
March 31, 2019
(In millions)
Inventory	$58.1
Real estate	29.8
Property and equipment	1.8
Goodwill	32.1
Liabilities assumed	(0.8)
Total purchase price	$121.0
During the three months ended March 31, 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market for a purchase price of $46.5 million. We funded this acquisition with $36.0 million of cash, $9.5 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $1.0 million for potential indemnity claims made by us with respect to the acquired franchise.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Vehicle receivables	$40.8	$45.7
Manufacturer receivables	42.9	51.2
Other receivables	32.8	34.7
Total accounts receivable	116.5	131.6
Less—Allowance for doubtful accounts	(1.4)	(1.3)
Accounts receivable, net	$115.1	$130.3
5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
New vehicles	$973.2	$867.2
Used vehicles	152.5	158.9
Parts and accessories	42.1	41.5
Total inventories	$1,167.8	$1,067.6
The lower of cost and net realizable value reserves reduced total inventories by $5.8 million and $6.1 million as of March 31, 2019 and December 31, 2018, respectively. In addition to the inventories shown above, we had $14.5 million of inventories classified as Assets Held for Sale on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019, associated with a pending dealership disposal. As of March 31, 2019 and December 31, 2018, certain automobile manufacturer incentives reduced new vehicle inventory cost by $11.9 million and $10.1 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2019 and 2018 by $10.5 million and $9.4 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with a pending dealership disposal, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Assets:
Inventories	$14.5	$—
Property and equipment, net	40.7	26.3
Goodwill	0.1	—
Total Assets	55.3	26.3
Liabilities:
Floorplan notes payable—non trade	15.0	—
Current maturities of long-term debt	0.2	—
Long-term debt	2.5	—
Total liabilities	17.7	—
Net assets held for sale	$37.6	$26.3
As of March 31, 2019, there was one franchise (one dealership location) pending disposition, with assets and liabilities totaling $29.0 million and $17.7 million, respectively.
Assets held for sale, comprising real estate not currently used in our operations, totaled $26.3 million as of March 31, 2019 and December 31, 2018, respectively. There were no liabilities associated with these real estate assets held for sale as of March 31, 2019 or December 31, 2018.
During the three months ended March 31, 2018, we sold one vacant property with a net book value of $2.0 million.
7. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Floor plan notes payable—trade	$146.4	$125.3
Floor plan notes payable offset account	(14.1)	(11.3)
Floor plan notes payable—trade, net	$132.3	$114.0

Floor plan notes payable—new non-trade (a)	$933.9	$843.0
Floor plan notes payable—used non-trade	—	30.0
Floor plan notes payable offset account	(30.9)	(20.9)
Floor plan notes payable—non-trade, net	$903.0	$852.1
____________________________

(a)	Amounts reflected for floor plan notes payable—new non-trade as of March 31, 2019, excluded $15.0 million classified as Liabilities Associated with Assets Held for Sale.

We have established a floor plan notes payable offset account with Ford Motor Credit Company that allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade. Additionally, we have a similar floor plan offset account with Bank of America that allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of March 31, 2019 and December 31, 2018, we had $45.0 million and $32.2 million, respectively, in these floor plan offset accounts.
8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates	130.6	132.2
2018 Bank of America Facility	25.4	25.7
2018 Wells Fargo Master Loan Facility	25.0	25.0
Prior real estate credit agreement (a)	37.4	40.8
Restated master loan agreement	82.0	83.3
Finance lease liability	17.6	3.1
Total debt outstanding	918.0	910.1
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	5.8	6.0
Less—debt issuance costs	(10.4)	(10.8)
Long-term debt, including current portion	913.4	905.3
Less—current portion, net of current portion of debt issuance costs	(38.7)	(38.8)
Long-term debt	$874.7	$866.5
_____________________________

(a)	Amounts reflected for prior real estate credit agreement as of March 31, 2019, excluded a $2.7 million mortgage note payable classified as Liabilities Associated with Assets Held for Sale.

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Senior Subordinated Notes due 2024 (our "6.0% Notes") have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2019, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
9. LEASES
Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification impacting the pattern of expense recognition in the income statement.

The Company elected the package of practical expedients permitted in ASC 842. Accordingly, the Company accounted for its existing operating leases as an operating lease under the new guidance, without reassessing (a) whether the contract contains a lease under ASC 842, (b) whether classification of the operating lease would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company opted for the transition relief method specified in Accounting Standards Update No. 2018-11, which allowed for the effective date of the new leases standard as the date of initial application on transition. As a result of this election the Company (a) did not adjust comparative period financial information for the effects of ASC 842; (b) made the new required lease disclosures for periods after the effective date; and (c) carried forward our ASC 840 disclosures for comparative periods. As a result of the adoption of ASC 842, the Company recorded a right-of-use asset of $86.9 million, which represents the lease liability reduced for deferred rent amounts of $4.4 million and a lease liability of $91.3 million which represents the present value of remaining lease payments, discounted using the Company’s incremental borrowing rates based on the remaining lease terms.

We lease real estate and equipment primarily under operating lease agreements. For leases with terms in excess of 12 months, we record a right-of-use asset and lease liability based on the present value of lease payments over the lease term. Escalation clauses, lease payments dependent on existing rates/indexes, renewal options, and purchase options are included within the determination of lease payments when appropriate. We have elected the practical expedient not to separate lease and non-lease components for all leases that qualify, except for information technology ("IT") assets that are embedded within service agreements (such as software license arrangements).

When available, the rate implicit is utilized to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Balance Sheet Presentation

		As of
Leases	Classification	March 31, 2019
		(In millions)
Assets:
Operating	Operating lease right-of-use assets	$73.4
Finance	Property and equipment, net	14.6
Total right-of-use assets		$88.0
Liabilities:
Current
Operating	Current maturities of operating leases	$18.3
Finance	Current maturities of long-term debt	0.6
Non-Current
Operating	Operating lease liabilities	59.4
Finance	Long-term debt	17.0
Total lease liabilities		$95.3

Lease Term and Discount Rate

As of
March 31, 2019
Weighted Average Lease Term - Operating Leases	6.1 years
Weighted Average Lease Term - Finance Lease	1.9 years
Weighted Average Discount Rate - Operating Leases	4.9%
Weighted Average Discount Rate - Finance Lease	4.1%
Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the three months ended March 31, 2019.

March 31, 2019
(In millions)
Finance lease cost
Amortization of right-of-use assets	$—
Interest	0.1
Operating lease cost	5.5
Short-term lease cost	1.0
Variable lease cost	0.2
Total lease cost	$6.8

Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the three months ended March 31, 2019. During the three months ended March 31, 2019, we reassessed and remeasured an existing real estate lease, which was previously accounted for as an operating lease and finance lease for the land and building elements, respectively, due to the presence of a purchase price option which we concluded we are now reasonably certain to exercise. As reflected within the table below, we reduced a portion of the new finance lease right-of-use asset based on the existing finance lease liability at the time of remeasurement.

March 31, 2019
(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.1
Operating cash flows from operating leases	5.6
Financing cash flows from finance lease	0.1
Right-of-use assets obtained in exchange for new finance lease liabilities	17.7
Right-of-use assets obtained in exchange for new operating lease liabilities	0.2
Changes to finance lease right-of-use asset resulting from lease reassessment event	(3.1)
Undiscounted Cash Flow
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of March 31, 2019.

	Finance	Operating
	(In millions)
2019 (remaining nine months)	$1.0	$16.2
2020	1.3	21.3
2021	16.7	18.2
2022	—	12.8
2023	—	4.8
Thereafter	—	19.2
Total minimum lease payments	19.0	92.5
Less: amount of lease payments representing interest	(1.4)	(14.8)
Present value of future minimum lease payments	17.6	77.7
Less: current obligations under leases	(0.6)	(18.3)
Long-term lease obligation	$17.0	$59.4

Future minimum payments under non-cancelable leases with initial terms in excess of one year at December 31, 2018, are as follows:

	Capital	Operating
	(In millions)
2019	$0.4	$22.5
2020	0.4	22.2
2021	0.4	19.2
2022	0.4	14.0
2023	0.4	6.0
Thereafter	2.8	25.5
Total minimum lease payments	4.8	109.4
Less: Amounts representing interest	(1.7)	N/A
	$3.1	$109.4
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
10. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Asset and liability measurements utilizing Level 3 inputs include those used in estimating the fair value of certain non-financial assets and non-financial liabilities in purchase acquisitions and those used in the assessment of impairment for goodwill and manufacturer franchise rights.
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$605.8	$606.0
Mortgage notes payable (a)	300.4	307.0
Total carrying value	$906.2	$913.0

Fair Value:
6.0% Senior Subordinated Notes due 2024	$617.3	$570.0
Mortgage notes payable (a)	305.1	306.7
Total fair value	$922.4	$876.7
_____________________________

(a)	Amounts reflected for mortgage notes payable as of March 31, 2019 excluded a mortgage with an aggregate carrying value of $2.7 million classified as Liabilities Associated with Assets Held for Sale.

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month London Interbank Offered Rate ("LIBOR"), through maturity in February 2025. The notional value of this swap was $83.8 million as of March 31, 2019 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional value of this swap was $55.5 million as of March 31, 2019 and is reducing over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $1.2 million liability as of March 31, 2019 and a $0.6 million asset as of December 31, 2018.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Other current assets	$—	$(0.2)
Other long-term liabilities/(assets)	1.2	(0.4)
Total fair value	$1.2	$(0.6)
Both of our interest rate swaps qualify for cash flow hedge accounting treatment. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2019	$(1.8)	Floor plan interest expense and Other interest expense, net	$—
2018	$2.6	Swap interest expense	$(0.2)
 On the basis of yield curve conditions as of March 31, 2019 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Income/(Loss) into earnings within the next 12 months will be income of less than $0.1 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2019 and 2018, we made interest payments, including amounts capitalized, totaling $14.1 million and $10.1 million, respectively. Included in these interest payments are $9.8 million and $6.3 million, of floor plan interest payments during the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019, no income tax payments were made. During the three months ended March 31, 2018, we made income tax payments, net of refunds received, totaling $0.2 million.
During the three months ended March 31, 2019 and 2018, we transferred $37.0 million and $44.7 million, respectively, of loaner vehicles from Other Current Assets to Inventories on our Condensed Consolidated Balance Sheets.
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
We had $13.0 million of letters of credit outstanding as of March 31, 2019, which are required by certain of our insurance providers. In addition, as of March 31, 2019, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
13. SUBSEQUENT EVENTS
On April 29, 2019, the Company closed on the sale of the dealership referred to in Note 6.

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
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking statement contained herein.

OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2019 we owned and operated 106 new vehicle franchises (87 dealership locations), representing 30 brands of automobiles and 25 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. For the three months ended March 31, 2019, our new vehicle revenue brand mix consisted of 47% imports, 33% luxury, and 20% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area;

•	Hare and Estes dealerships operating in the Indianapolis, Indiana area;

•	McDavid dealerships operating in metropolitan Austin, Dallas and Houston, Texas;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia; and

•	Plaza dealerships operating in metropolitan St. Louis, Missouri.
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
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended March 31, 2019 was 16.9 million compared to 17.2 million during the three months ended March 31, 2018. The automotive retail business continues to benefit from the availability of credit to consumers, strong consumer confidence and historically low unemployment levels. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events, or other developments outside our control.
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
We had total available liquidity of $315.4 million as of March 31, 2019, which consisted of cash and cash equivalents of $10.9 million, $45.0 million of funds in our floor plan offset accounts, $105.3 million of availability under our new vehicle floorplan facility that is able to be re-designated to our revolving credit facility, $47.0 million of availability under our revolving credit facility, and $107.2 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$871.8	$857.1	$14.7	2%
Used vehicle	509.9	484.6	25.3	5%
Parts and service	217.6	199.3	18.3	9%
Finance and insurance, net	71.5	68.2	3.3	5%
TOTAL REVENUE	1,670.8	1,609.2	61.6	4%
GROSS PROFIT:
New vehicle	37.9	38.6	(0.7)	(2)%
Used vehicle	34.5	33.5	1.0	3%
Parts and service	135.3	125.1	10.2	8%
Finance and insurance, net	71.5	68.2	3.3	5%
TOTAL GROSS PROFIT	279.2	265.4	13.8	5%
OPERATING EXPENSES:
Selling, general, and administrative	191.0	184.2	6.8	4%
Depreciation and amortization	8.6	8.2	0.4	5%
Other operating expense (income), net	1.8	(0.2)	2.0	NM
INCOME FROM OPERATIONS	77.8	73.2	4.6	6%
OTHER EXPENSES:
Floor plan interest expense	10.2	6.6	3.6	55%
Other interest expense, net	13.9	13.0	0.9	7%
Swap interest expense	—	0.2	(0.2)	(100)%
Total other expenses, net	24.1	19.8	4.3	22%
INCOME BEFORE INCOME TAXES	53.7	53.4	0.3	1%
Income tax expense	12.8	13.3	(0.5)	(4)%
NET INCOME	$40.9	$40.1	$0.8	2%
Net income per share—Diluted	$2.11	$1.93	$0.2	9%
______________________________
NM—Not Meaningful

	For the Three Months Ended March 31,
	2019	2018
REVENUE MIX PERCENTAGES:
New vehicle	52.2%	53.3%
Used vehicle retail	27.4%	27.1%
Used vehicle wholesale	3.1%	3.0%
Parts and service	13.0%	12.4%
Finance and insurance, net	4.3%	4.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	13.6%	14.5%
Used vehicle retail	12.0%	12.2%
Used vehicle wholesale	0.3%	0.5%
Parts and service	48.5%	47.1%
Finance and insurance, net	25.6%	25.7%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.7%	16.5%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.4%	69.4%
Total revenue for the three months ended March 31, 2019 increased by $61.6 million (4%) compared to the three months ended March 31, 2018, due to a $14.7 million (2%) increase in new vehicle revenue, a $25.3 million (5%) increase in used vehicle revenue, a $18.3 million (9%) increase in parts and service revenue, and a $3.3 million (5%) increase in F&I revenue, net. The $13.8 million (5%) increase in gross profit during the three months ended March 31, 2019 was driven by a $10.2 million (8%) increase in parts and service gross profit, a $3.3 million (5%) increase in F&I gross profit, and a $1.0 million (3%) increase in used vehicle gross profit, partially offset by a decrease of $0.7 million (2%) in new vehicle gross profit.
Income from operations during the three months ended March 31, 2019 increased by $4.6 million (6%) compared to the three months ended March 31, 2018, due to the $13.8 million (5%) increase in gross profit, partially offset by a $6.8 million (4%) increase in SG&A expenses, a $2.0 million decrease in other operating expense (income), net, and a $0.4 million (5%) increase in depreciation and amortization expense. Total other expenses, net increased by $4.3 million (22%), due to a $3.6 million (55%) increase in floor plan interest expense and a $0.9 million (7%) increase in other interest expense, net partially offset by a $0.2 million (100%) decrease in swap interest expense. As a result, income before income taxes increased $0.3 million (1%) to $53.7 million for the three months ended March 31, 2019. Overall, net income increased by $0.8 million (2%) during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
On January 1, 2019, we adopted ASC 842, utilizing the optional transition relief method, which allowed for the effective date of the new leases standard as the date of initial application. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The adoption of this accounting standard had a minimal impact on the financial results of the Company for the three months ended March 31, 2019. For additional information related to the effects of the adoption of this update, please refer to Note 9 "Leases" within the accompanying Condensed Consolidated Financial Statements.
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

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$289.0	$286.0	$3.0	1%
Import	405.0	398.7	6.3	2%
Domestic	177.8	172.4	5.4	3%
Total new vehicle revenue	$871.8	$857.1	$14.7	2%
Gross profit:
Luxury	$19.1	$19.5	$(0.4)	(2)%
Import	11.7	11.2	0.5	4%
Domestic	7.1	7.9	(0.8)	(10)%
Total new vehicle gross profit	$37.9	$38.6	$(0.7)	(2)%
New vehicle units:
Luxury	5,162	5,252	(90)	(2)%
Import	14,443	14,021	422	3%
Domestic	4,504	4,386	118	3%
Total new vehicle units	24,109	23,659	450	2%

Same Store:
Revenue:
Luxury	$288.5	$286.0	$2.5	1%
Import	393.2	396.3	(3.1)	(1)%
Domestic	161.4	172.4	(11.0)	(6)%
Total new vehicle revenue	$843.1	$854.7	$(11.6)	(1)%
Gross profit:
Luxury	$19.1	$19.5	$(0.4)	(2)%
Import	11.2	11.1	0.1	1%
Domestic	6.2	7.9	(1.7)	(22)%
Total new vehicle gross profit	$36.5	$38.5	$(2.0)	(5)%
New vehicle units:
Luxury	5,150	5,252	(102)	(2)%
Import	14,013	13,939	74	1%
Domestic	4,060	4,386	(326)	(7)%
Total new vehicle units	23,223	23,577	(354)	(2)%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per new vehicle sold	$36,161	$36,227	$(66)	—%
Gross profit per new vehicle sold	$1,572	$1,632	$(60)	(4)%
New vehicle gross margin	4.3%	4.5%	(0.2)%

Luxury:
Gross profit per new vehicle sold	$3,700	$3,713	$(13)	—%
New vehicle gross margin	6.6%	6.8%	(0.2)%
Import:
Gross profit per new vehicle sold	$810	$799	$11	1%
New vehicle gross margin	2.9%	2.8%	0.1%
Domestic:
Gross profit per new vehicle sold	$1,576	$1,801	$(225)	(12)%
New vehicle gross margin	4.0%	4.6%	(0.6)%

Same Store:
Revenue per new vehicle sold	$36,305	$36,251	$54	—%
Gross profit per new vehicle sold	$1,572	$1,633	$(61)	(4)%
New vehicle gross margin	4.3%	4.5%	(0.2)%

Luxury:
Gross profit per new vehicle sold	$3,709	$3,713	$(4)	—%
New vehicle gross margin	6.6%	6.8%	(0.2)%
Import:
Gross profit per new vehicle sold	$799	$796	$3	—%
New vehicle gross margin	2.8%	2.8%	—%
Domestic:
Gross profit per new vehicle sold	$1,527	$1,801	$(274)	(15)%
New vehicle gross margin	3.8%	4.6%	(0.8)%
New vehicle revenue increased by $14.7 million (2%) primarily as a result of a 2% increase in new vehicle units sold. Same store new vehicle revenue decreased by $11.6 million (1%) due to a 2% decrease in new vehicle units sold partially offset by slightly higher revenue per unit sold.
New vehicle gross profit and same store new vehicle gross profit decreased by $(0.7) million (2)% and $2.0 million (5%), respectively, for the three months ended March 31, 2019. Same store new vehicle gross margin for the three months ended March 31, 2019 decreased 20 basis points to 4.3% which we primarily attributable to margin pressure in our domestic brands.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$458.2	$435.8	$22.4	5%
Used vehicle wholesale revenue	51.7	48.8	2.9	6%
Used vehicle revenue	$509.9	$484.6	$25.3	5%
Gross profit:
Used vehicle retail gross profit	$33.6	$32.2	$1.4	4%
Used vehicle wholesale gross profit	0.9	1.3	(0.4)	(31)%
Used vehicle gross profit	$34.5	$33.5	$1.0	3%
Used vehicle retail units:
Used vehicle retail units	21,083	20,570	513	2%

Same Store:
Revenue:
Used vehicle retail revenue	$442.0	$435.3	$6.7	2%
Used vehicle wholesale revenue	50.6	48.8	1.8	4%
Used vehicle revenue	$492.6	$484.1	$8.5	2%
Gross profit:
Used vehicle retail gross profit	$31.9	$32.1	$(0.2)	(1)%
Used vehicle wholesale gross profit	0.9	1.3	(0.4)	(31)%
Used vehicle gross profit	$32.8	$33.4	$(0.6)	(2)%
Used vehicle retail units:
Used vehicle retail units	20,236	20,533	(297)	(1)%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per used vehicle retailed	$21,733	$21,186	$547	3%
Gross profit per used vehicle retailed	$1,594	$1,565	$29	2%
Used vehicle retail gross margin	7.3%	7.4%	(0.1)%

Same Store:
Revenue per used vehicle retailed	$21,842	$21,200	$642	3%
Gross profit per used vehicle retailed	$1,576	$1,563	$13	1%
Used vehicle retail gross margin	7.2%	7.4%	(0.2)%
Used vehicle revenue increased by $25.3 million (5%) due to a $22.4 million (5%) increase in used vehicle retail revenue and a $2.9 million (6%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $8.5 million (2%) due to a $6.7 million (2%) increase in same store used vehicle retail revenue and a $1.8 million (4%) increase in same store used vehicle wholesale revenues.
For the three months ended March 31, 2019, same store gross profit increased $13 per used vehicle retailed, however the 3% increase in revenue per used vehicles retailed reduced our used vehicle retail gross margin 20 basis points, to 7.2%.

We believe that our used vehicle inventory continues to be well-aligned with current customer demand, with approximately 29 days of supply in our inventory as of March 31, 2019.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions)
As Reported:
Parts and service revenue	$217.6	$199.3	$18.3	9%
Parts and service gross profit:
Customer pay	77.2	70.6	6.6	9%
Warranty	21.6	19.0	2.6	14%
Wholesale parts	6.1	5.8	0.3	5%
Parts and service gross profit, excluding reconditioning and preparation	$104.9	$95.4	$9.5	10%
Parts and service gross margin, excluding reconditioning and preparation	48.2%	47.9%	0.3%
Reconditioning and preparation	$30.4	$29.7	$0.7	2%
Total parts and service gross profit	$135.3	$125.1	$10.2	8%
Total parts and service gross margin	62.2%	62.8%	(0.6)%

Same Store:
Parts and service revenue	$212.6	$198.8	$13.8	7%
Parts and service gross profit:
Customer pay	75.5	70.5	5.0	7%
Warranty	21.2	18.9	2.3	12%
Wholesale parts	6.0	5.8	0.2	3%
Parts and service gross profit, excluding reconditioning and preparation	$102.7	$95.2	$7.5	8%
Parts and service gross margin, excluding reconditioning and preparation	48.3%	47.9%	0.4%
Reconditioning and preparation	$29.6	$29.6	$—	—%
Total parts and service gross profit	$132.3	$124.8	$7.5	6%
Total parts and service gross margin	62.2%	62.8%	(0.6)%
The $18.3 million (9%) increase in parts and service revenue was primarily due to a $10.8 million (8%) increase in customer pay revenue, $4.6 million (13%) increase in warranty revenue and a $2.9 million (10%) increase in wholesale parts revenue. Same store parts and service revenue increased by $13.8 million (7%) from $198.8 million for the three months ended March 31, 2018 to $212.6 million for the three months ended March 31, 2019. The increase in same store parts and service revenue was primarily due to a $7.7 million (6%) increase in customer pay revenue, a $3.8 million (11%) increase in warranty and a $2.3 million (8%) increase in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $9.5 million (10%) to $104.9 million and same store gross profit, excluding reconditioning and preparation, increased by $7.5 million (8%) to $102.7 million. The increase in same store gross profit is primarily attributable to the increase in customer pay gross profit, which has continued to benefit from our strategic focus to improve customer retention, as well as additional warranty work.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$71.5	$68.2	$3.3	5%
Finance and insurance, net per vehicle sold	$1,582	$1,542	$40	3%

Same Store:
Finance and insurance, net	$68.9	$68.2	$0.7	1%
Finance and insurance, net per vehicle sold	$1,585	$1,546	$39	3%
F&I revenue, net increased $3.3 million (5%) during the three months ended March 31, 2019 when compared to the three months ended March 31, 2018, with same store F&I, net revenue increasing by $0.7 million (1%) over the same period. We continued to benefit from a favorable consumer lending environment, which allowed for our customers to take advantage of a broad array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2019	% of Gross Profit	2018	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$92.4	33.1%	$89.1	33.6%	$3.3	(0.5)%
Sales compensation	28.3	10.1%	27.4	10.3%	0.9	(0.2)%
Share-based compensation	3.9	1.4%	3.2	1.2%	0.7	0.2%
Outside services	19.5	7.0%	20.1	7.6%	(0.6)	(0.6)%
Advertising	8.0	2.9%	7.7	2.9%	0.3	—%
Rent	6.8	2.4%	6.3	2.4%	0.5	—%
Utilities	4.2	1.5%	3.9	1.5%	0.3	—%
Insurance	3.2	1.1%	3.0	1.1%	0.2	—%
Other	24.7	8.9%	23.5	8.8%	1.2	0.1%
Selling, general, and administrative expense	$191.0	68.4%	$184.2	69.4%	$6.8	(1.0)%
Gross profit	$279.2		$265.4

Same Store:
Personnel costs	$89.6	33.1%	$88.9	33.6%	$0.7	(0.5)%
Sales compensation	27.2	10.1%	27.3	10.3%	(0.1)	(0.2)%
Share-based compensation	3.9	1.4%	3.2	1.2%	0.7	0.2%
Outside services	18.8	7.0%	20.0	7.6%	(1.2)	(0.6)%
Advertising	7.4	2.7%	7.7	2.9%	(0.3)	(0.2)%
Rent	6.7	2.5%	6.3	2.4%	0.4	0.1%
Utilities	4.0	1.5%	3.9	1.5%	0.1	—%
Insurance	3.1	1.1%	3.0	1.1%	0.1	—%
Other	$24.4	9.0%	$23.4	8.7%	1.0	0.3%
Selling, general, and administrative expense	$185.1	68.4%	$183.7	69.3%	$1.4	(0.9)%
Gross profit	$270.5		$264.9

SG&A expense as a percentage of gross profit was 68.4% for the three months ended March 31, 2019 compared to 69.4% for the three months ended March 31, 2018. Same store SG&A expense as a percentage of gross profit decreased 90 basis points from 69.3% for the three months ended March 31, 2018 to 68.4% for the three months ended March 31, 2019. The Company benefited from a 60 basis point decrease in outside services and a 50 basis point decrease in personnel costs on both a total company and same-store basis during the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.
Other Operating (Income) Expenses, net —
Other operating (income) expenses, net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the three months ended March 31, 2019, the Company recorded $1.8 million of expense compared to $0.2 million of income in the prior comparative period.
During the three months ended March 31, 2019, we recognized a $2.4 million pre-tax loss related to the write-off of fixed assets.

Floor Plan Interest Expense —
Floor plan interest expense increased by $3.6 million (55%) to $10.2 million during the three months ended March 31, 2019 compared to $6.6 million during the three months ended March 31, 2018 as a result of an increase in the LIBOR rate from which our floor plan interest rate is calculated and increased floor plan borrowings as a result of higher new vehicle inventory levels.
Income Tax Expense —
The $0.5 million (4%) decrease in income tax expense was primarily the result of a lower estimated annual effective rate and an excess tax benefit related to the vesting of share-based awards partially offset by a $0.3 million (1%) increase in income before income taxes. Our effective tax rate for the three months ended March 31, 2019 was 23.8% compared to 24.9% in the prior comparative period. For 2019, we expect our effective tax rate to be between 25% and 26%.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2019, we had total available liquidity of $315.4 million, which consisted of $10.9 million of cash and cash equivalents, $45.0 million of available funds in our floor plan offset accounts, $105.3 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $47.0 million of availability under our revolving credit facility, and $107.2 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of March 31, 2019, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, refer to Note 13 "Long-Term Debt" and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

•
2016 Senior Credit Facility — On July 25, 2016, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, as administrative agent, and the other lenders party thereto.

The 2016 Senior Credit Facility provides for the following:

Revolving Credit Facility —A $250.0 million revolving credit facility (the "Revolving Credit Facility") for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of March 31, 2019, we re-designated $190.0 million of availability from the Revolving Credit Facility to the New Vehicle Floor Plan Facility (as defined below), resulting in $60.0 million of borrowing capacity. In addition, we had $13.0 million in outstanding letters of credit as of March 31, 2019, resulting in $47.0 million of borrowing availability as of March 31, 2019.

New Vehicle Floor Plan Facility — A $900.0 million new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"). In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of March 31, 2019, our new vehicle floor plan obligation consisted of :

As of
March 31, 2019
(In millions)
New vehicle floor plan facility	$900.0
Revolving credit facility re-designated to new vehicle floor plan	48.9
Less: Floor plan offset	(30.9)
Subtotal	918.0
Less: floor plan associated with assets held for sale (refer to Note 6)	(15.0)
Total	$903.0

Used Vehicle Floor Plan Facility —A $150.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility") to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $107.2 million based on our borrowing base calculation as of March 31, 2019. We began the year with $30.0 drawn on our used vehicle floor plan facility. During the three months ended March 31, 2019, we had borrowings of $40.0 million and repayments of $70.0 million, resulting in no outstanding borrowings on our Used Vehicle Floor Plan Facility as of March 31, 2019.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of March 31, 2019, $190.0 million of availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of the lower commitment fee rates and $42.8 million had been drawn upon to finance new vehicle inventory.

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

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — we have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. We also have established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of March 31, 2019, we had $132.3 million, net of $14.1 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $90.3 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 — as of March 31, 2019 we had $600.0 million in aggregate principal amount outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of March 31, 2019, we had $130.6 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries (the "Restated Master Loan Agreement"). Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of March 31, 2019, the outstanding balance under the Restated Master Loan Agreement was $82.0 million. There is no further borrowing availability under this agreement.

•
Prior Real Estate Credit Agreement — a real estate term loan credit agreement with borrowings collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder (the "Prior Real Estate Credit Agreement"). As of March 31, 2019, we had $40.1 million of mortgage note obligations outstanding under the Prior Real Estate Credit Agreement (including $2.7 million classified as Liabilities Associated with Assets Held for Sale). There is no further borrowing availability under this agreement.

•
2018 Bank of America Facility - On November 13, 2018, the Company and certain of its subsidiaries entered into a real estate term loan credit agreement (the “Bank of America Credit Agreement") with Bank of America N.A., which provides for term loans in an aggregate amount not to exceed $128.1 million (the "Bank of America Facility"). On November 13, 2018, we borrowed an aggregate amount of $25.4 million under the Bank of America Credit Agreement, a portion of which was used to refinance certain of the Company’s other outstanding mortgage indebtedness. All of the real property financed by an operating dealership subsidiary of the Company under the Bank of America Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of March 31, 2019, we had $25.4 million of outstanding borrowings under the Bank of America Facility.

•
2018 Wells Fargo Master Loan Facility - On November 16, 2018, certain subsidiaries of the Company entered into a master loan agreement (the “Wells Fargo Master Loan Agreement”) with Wells Fargo Bank, National Association, as lender which provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "Wells Fargo Master Loan Facility"). On November 16, 2018, we borrowed an aggregate amount of $25.0 million under the Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. Borrowings under the Wells Fargo Master Loan Facility are guaranteed by the Company pursuant to a unconditional guaranty, and all of the real property financed by any operating dealership subsidiary of the Company under the Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of March 31, 2019, we had $25.0 million outstanding borrowings under the Wells Fargo Master Loan Facility.

Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2019.

Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2016 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of March 31, 2019, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the three months ended March 31, 2019, we repurchased 108,978 shares, respectively, of our common stock under the Repurchase Program for a total of $7.4 million. As of March 31, 2019, we had remaining authorization to repurchase $74.1 million in shares of our common stock under the Repurchase Program.
During the three months ended March 31, 2019, we also repurchased 66,912 shares, respectively, of our common stock for $4.7 million, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Three Months Ended March 31,
	2019	2018
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$65.2	$35.8
New vehicle floor plan borrowings —non-trade, net	32.7	47.2
Cash provided by operating activities, as adjusted	$97.9	$83.0
Operating Activities—
Net cash provided by operating activities totaled $65.2 million and $35.8 million, for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by operating activities, as adjusted, totaled $97.9 million and $83.0 million for the three months ended March 31, 2019 and 2018, respectively.
The $14.9 million increase in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily the result of a $26.3 million increase related to the change in accounts payable and other current liabilities and a $8.6 million increase related to non-cash adjustments to net income. The increase in our cash provided by operating activities, as adjusted, was partially offset by a $8.8 million decrease in other current assets, $3.2 million net decrease in other non-current assets and liabilities, a $5.8 million decrease related to the timing of collection of accounts receivable and contracts-in-transit and a $2.2 million decrease in inventory, net of floor plan borrowings.
Investing Activities—
Net cash used in investing activities totaled $127.0 million and $64.4 million, for the three months ended March 31, 2019 and 2018, respectively. Capital expenditures, excluding the purchase of real estate, were $3.6 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively. We expect that capital expenditures for 2019 will total approximately $45.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the three months ended March 31, 2019, we acquired the assets of eight franchises (four dealership location) in the Indianapolis, Indiana market for a purchase price of $121.0 million. Consideration paid (or payable) to fund this acquisition included $70.8 million of cash, $47.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $2.5 million for potential indemnity claims made by us with respect to the acquired franchises.
During the three months ended March 31, 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market for a purchase price of $46.5 million. Consideration paid (or payable) to fund these acquisitions included $36.0 million of cash, $9.5 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $1.0 million for potential indemnity claims made by us with respect to the acquired franchise.
During the three months ended March 31, 2018, we received cash proceeds of $2.0 million from the sale of property previously included in Assets Held for Sale.
During the three months ended March 31, 2019 and 2018, purchases of real estate, including previously leased real estate, totaled $4.9 million and $17.6 million, respectively.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash provided by financing activities totaled $64.4 million and $28.7 million for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019 and 2018, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $1.07 billion and $1.01 billion, respectively, and non-trade floor plan repayments of $1.03 billion and $0.97 billion, respectively.

In addition, during the three months ended March 31, 2019 and 2018, we had floor plan borrowings of $47.7 million and $9.5 million, respectively, related to acquisitions.
Repayments of borrowings totaled $3.9 million and $3.6 million, for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019, we repurchased a total of 108,978 shares of our common stock under our Repurchase Program for a total of $7.4 million and 66,912 shares of our common stock for $4.7 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" of the Notes hereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1.1 billion of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of March 31, 2019, a 100 basis point change in interest rates could result in a change of as much as $10.8 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2019 and 2018 by $9.7 million and $8.7 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $83.8 million as of March 31, 2019 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of March 31, 2019 was $55.5 million and will reduce over its remaining term to $38.7 million at maturity.
For additional information about the effect of our derivative instruments on the accompanying Condensed Consolidated Financial Statements, see Note 10 "Financial Instruments and Fair Value".

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
Changes in Internal Control Over Financial Reporting

The adoption of ASC 842 required the implementation of new accounting processes and a new information technology application to calculate right of use assets and lease liabilities which changed our internal controls over lease accounting and financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended

March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding common stock repurchases by the Company on a monthly basis during the three month period ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)(1)
01/01/2019 - 01/31/2019	—	$—	—	$81.5
02/01/2019 - 02/28/2019	85,826	$70.33	29,819	$79.4
03/01/2019 - 03/31/2019	90,064	$67.55	79,159	$74.1
Total	175,890		108,978
(1) On January 30, 2014, our Board of Directors authorized our Repurchase Program. On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.  During the three months ended March 31, 2019, we repurchased 108,978 shares of our common stock under the Repurchase Program for a total of $7.4 million and 66,912 shares of our common stock for $4.7 million from employees in connection with a net share settlement feature of employee equity-based awards. As of March 31, 2019, we had remaining authorization to repurchase $74.1 million in shares of our common stock under the Repurchase Program.
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1
Seventh Supplemental Indenture, dated as of March 25, 2019, among Asbury IN CBG, LLC, Asbury IN CDJ, LLC, Asbury Indy Chev, LLC, Asbury IN Ford, LLC, Asbury Automotive Group, Inc., and U.S. Bank National Association, as Trustee

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

Asbury Automotive Group, Inc.

Date:	May 7, 2019	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date:	May 7, 2019	By:	/s/ Sean D. Goodman
		Name:	Sean D. Goodman
		Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1
Seventh Supplemental Indenture, dated as of March 25, 2019, among Asbury IN CBG, LLC, Asbury IN CDJ, LLC, Asbury Indy Chev, LLC, Asbury IN Ford, LLC, Asbury Automotive Group, Inc., and U.S. Bank National Association, as Trustee

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