Form 10-Q
period 2019-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2019-07-31
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware			01-0609375
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2905 Premiere Parkway NW	,	Suite 300
Duluth	,	Georgia	30097
(Address of principal executive offices)			(Zip Code)
(770) 418-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	ABG	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 30, 2019 was 19,348,289.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9.6	$8.3
Contracts-in-transit	153.9	198.3
Accounts receivable, net	117.3	130.3
Inventories	1,100.8	1,067.6
Assets held for sale	19.5	26.3
Other current assets	128.4	122.2
Total current assets	1,529.5	1,553.0
PROPERTY AND EQUIPMENT, net	918.9	886.1
OPERATING LEASE RIGHT-OF-USE ASSETS	78.9	—
GOODWILL	213.2	181.2
INTANGIBLE FRANCHISE RIGHTS	65.8	65.8
OTHER LONG-TERM ASSETS	7.7	9.3
Total assets	$2,814.0	$2,695.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$123.8	$114.0
Floor plan notes payable—non-trade, net	794.9	852.1
Current maturities of long-term debt	38.4	38.8
Current maturities of operating leases	20.5	—
Accounts payable and accrued liabilities	295.0	298.4
Total current liabilities	1,272.6	1,303.3
LONG-TERM DEBT	871.2	866.5
OPERATING LEASE LIABILITIES	62.6	—
DEFERRED INCOME TAXES	20.7	21.7
OTHER LONG-TERM LIABILITIES	30.6	30.7
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,140,077 and 41,065,069 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	577.8	572.9
Retained earnings	1,009.3	922.7
Treasury stock, at cost; 21,789,579 and 21,719,339 shares, respectively	(1,028.4)	(1,023.4)
Accumulated other comprehensive (loss) income	(2.8)	0.6
Total shareholders' equity	556.3	473.2
Total liabilities and shareholders' equity	$2,814.0	$2,695.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
New vehicle	$965.2	$928.7	$1,837.0	$1,785.8
Used vehicle	533.6	516.9	1,043.5	1,001.5
Parts and service	224.5	204.5	442.1	403.8
Finance and insurance, net	80.2	73.5	151.7	141.7
TOTAL REVENUE	1,803.5	1,723.6	3,474.3	3,332.8
COST OF SALES:
New vehicle	926.9	888.1	1,760.8	1,706.6
Used vehicle	497.7	482.8	973.1	933.9
Parts and service	83.9	74.9	166.2	149.1
TOTAL COST OF SALES	1,508.5	1,445.8	2,900.1	2,789.6
GROSS PROFIT	295.0	277.8	574.2	543.2
OPERATING EXPENSES:
Selling, general, and administrative	200.7	190.6	391.7	374.8
Depreciation and amortization	9.0	8.5	17.6	16.7
Other operating expense (income), net	(0.6)	(0.9)	1.2	(1.1)
INCOME FROM OPERATIONS	85.9	79.6	163.7	152.8
OTHER EXPENSES (INCOME):
Floor plan interest expense	10.5	8.0	20.7	14.6
Other interest expense, net	13.6	13.2	27.5	26.2
Swap interest expense	—	0.2	—	0.4
Gain on divestiture	(11.7)	—	(11.7)	—
Total other expenses, net	12.4	21.4	36.5	41.2
INCOME BEFORE INCOME TAXES	73.5	58.2	127.2	111.6
Income tax expense	18.6	15.0	31.4	28.3
NET INCOME	$54.9	$43.2	$95.8	$83.3
EARNINGS PER SHARE:
Basic—
Net income	$2.87	$2.13	$4.99	$4.08
Diluted—
Net income	$2.84	$2.11	$4.96	$4.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.1	20.3	19.2	20.4
Restricted stock	0.1	0.1	0.0	0.1
Performance share units	0.1	0.1	0.1	0.2
Diluted	19.3	20.5	19.3	20.7

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$54.9	$43.2	$95.8	$83.3
Other comprehensive income:
Change in fair value of cash flow swaps	(2.5)	1.2	(4.3)	4.0
Income tax expense (benefit) associated with cash flow swaps	0.6	(0.4)	1.1	(1.1)
Comprehensive income	$53.0	$44.0	$92.6	$86.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
Comprehensive Income:
Net income	—	$—	$—	$40.9	—	$—	$—	$40.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.5 tax expense	—	$—	$—	$—	—	$—	$(1.3)	$(1.3)
Comprehensive income	—	$—	$—	$40.9	—	$—	$(1.3)	$39.6
Cumulative effect adjustment of ASU 2018-02	—	$—	$—	$0.2	—	$—	$(0.2)	$—
Share-based compensation	—	$—	$3.9	$—	—	$—	$—	$3.9
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	238,078	$—	$—	$—	—	$—	$—	$—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	$—	$—	$—	66,912	$(4.7)	$—	$(4.7)
Share repurchases	—	$—	$—	$—	108,978	$(7.4)	$—	$(7.4)
Retirement of previously repurchased common stock	(108,978)	$—	$(1.3)	$(6.1)	(108,978)	$7.4	$—	$—
Balances, March 31, 2019	41,194,169	$0.4	$575.5	$957.7	21,786,251	$(1,028.1)	$(0.9)	$504.6
Comprehensive Income:
Net income	—	$—	$—	$54.9	—	$—	$—	$54.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.6 tax expense	—	$—	$—	$—	—	$—	$(1.9)	$(1.9)
Comprehensive income	—	$—	$—	$54.9	—	$—	$(1.9)	$53.0
Share-based compensation	—	$—	$2.9			$—	$—	$2.9
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(3,656)	$—	$—	$—			$—	$—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	$—	$—	$—	3,328	$(0.3)	$—	$(0.3)
Share repurchases	—	$—	$—	$—	50,436	$(3.9)	$—	$(3.9)
Retirement of previously repurchased common stock	(50,436)	$—	$(0.6)	$(3.3)	(50,436)	$3.9	$—	$—
Balances, June 30, 2019	41,140,077	$0.4	$577.8	$1,009.3	21,789,579	$(1,028.4)	$(2.8)	$556.3

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2017	40,969,987	$0.4	$563.5	$750.3	20,156,962	$(919.1)	$(0.9)	$394.2
Comprehensive Income:
Net income	—	$—	$—	$40.1	—	$—	$—	$40.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.7 tax benefit	—	$—	$—	$—	—	$—	$2.1	$2.1
Comprehensive income	—	$—	$—	$40.1	—	$—	$2.1	$42.2
Cumulative effect adjustment of ASU 2014-09	—	$—	$—	$9.2	—	$—	$—	$9.2
Share-based compensation	—	$—	$3.2	$—	—	$—	$—	$3.2
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	181,720	$—	$—	$—	—	$—	$—	$—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	$—	$—	$—	65,412	$(4.4)	$—	$(4.4)
Share repurchases	—	$—	$—	$—	296,822	$(20.0)	$—	$(20.0)
Balances, March 31, 2018	41,151,707	$0.4	$566.7	$799.6	20,519,196	$(943.5)	$1.2	$424.4
Comprehensive Income:
Net income	—		$—	$43.2	—	$—	$—	$43.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.4 tax benefit	—	$—	$—	$—	—	$—	$0.8	$0.8
Comprehensive income	—	$—	$—	$43.2	—	$—	$0.8	$44.0
Share-based compensation	—	$—	$2.5			$—	$—	$2.5
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	12,877	$—	$—	$—	—	$—	$—	$—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	$—	$—	$—	3,519	$(0.2)	$—	$(0.2)
Share repurchases	—	$—	$—	$—	287,468	$(20.2)	$—	$(20.2)
Balances, June 30, 2018	41,164,584	$0.4	$569.2	$842.8	20,810,183	$(963.9)	$2.0	$450.5

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$95.8	$83.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	17.6	16.7
Share-based compensation	6.8	5.7
Loaner vehicle amortization	11.8	11.2
Gain on divestiture	(11.7)	—
Change in right-of-use asset	9.3	—
Other adjustments, net	2.9	1.6
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	44.4	48.1
Accounts receivable	12.9	16.8
Inventories	82.4	(25.8)
Other current assets	(90.5)	(96.8)
Floor plan notes payable—trade, net	(4.7)	0.8
Accounts payable and other current liabilities	(8.2)	(32.8)
Operating lease liabilities	(9.5)	—
Other long-term assets and liabilities, net	1.2	0.3
Net cash provided by operating activities	160.5	29.1
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(15.5)	(12.2)
Capital expenditures—real estate	—	(17.6)
Purchases of previously leased real estate	(4.9)	—
Acquisitions	(118.5)	(91.3)
Divestiture	39.1	—
Proceeds from the sale of assets	7.5	2.0
Net cash used in investing activities	(92.3)	(119.1)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,044.9	2,240.5
Floor plan borrowings—acquisitions	47.7	22.7
Floor plan repayments—non-trade	(2,121.2)	(2,123.5)
Floor plan repayments—divestiture	(14.1)	—
Repayments of borrowings	(7.9)	(7.1)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(16.3)	(44.8)
Net cash (used in) provided by financing activities	(66.9)	87.8
Net increase (decrease) in cash and cash equivalents	1.3	(2.2)
CASH AND CASH EQUIVALENTS, beginning of period	8.3	4.7
CASH AND CASH EQUIVALENTS, end of period	$9.6	$2.5

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of June 30, 2019, we owned and operated 105 new vehicle franchises (86 dealership locations) representing 30 brands of automobiles and 24 collision repair centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. As of June 30, 2019, our new vehicle revenue brand mix consisted of 45% imports, 33% luxury, and 22% domestic brands.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, have been included, unless otherwise indicated. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Share Repurchases

Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as treasury stock. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale in the accompanying Condensed Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate not currently used in our operations that we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowing from either our manufacturer affiliated lenders or through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (as amended, the "2016 Senior Credit Facility"). Loaner vehicles are initially used by our service department for a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in Other Current Assets and the borrowings and repayments of loaner vehicle notes payable in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from Other Current Assets to used vehicle inventory. These transfers are reflected as non-cash transfers between Other Current Assets and Inventories in the accompanying Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASC 842”). Refer to Note 9 "Leases" within the accompanying Condensed Consolidated Financial Statements for additional information.
On January 1, 2019, the Company adopted ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02")." ASU 2018-02 allows entities to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. During the first quarter of 2019, the Company elected to reclassify $0.2 million related to the change in deferred taxes associated with our cash flow hedges from accumulated other comprehensive income to retained earnings. This reclassification was recognized as a cumulative effect adjustment in the Condensed Consolidated Statements of Shareholders' Equity during the first quarter of 2019.
On January 1, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging" (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). This update is intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements and simplifies the application of hedge accounting guidance in certain situations. This update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow hedges existing at the adoption date, this update requires adoption on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the effective date and the amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The adoption of this update did not have a material impact on our Condensed Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses versus the current incurred loss model. The provisions of ASU 2016-13 are effective for fiscal years beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt ASU 2016-13 in 2020 and are currently evaluating the expected impact from adopting this update on our Consolidated Financial Statements.

2. REVENUE RECOGNITION
The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or performing a service to a customer. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
	(In millions)
Revenue:
New vehicle	$965.2	$928.7
Used vehicle retail	486.6	470.9
Used vehicle wholesale	47.0	46.0
New and used vehicle	1,498.8	1,445.6
Sale of vehicle parts and accessories	36.1	34.3
Vehicle repair and maintenance services	188.4	170.2
Parts and services	224.5	204.5
Finance and insurance, net	80.2	73.5
Total revenue	1,803.5	$1,723.6

	For the Six Months Ended June 30,
	2019	2018
	(In millions)
Revenue:
New vehicle	$1,837.0	$1,785.8
Used vehicle retail	944.8	906.7
Used vehicle wholesale	98.7	94.8
New and used vehicle	2,880.5	2,787.3
Sale of vehicle parts and accessories	73.0	68.1
Vehicle repair and maintenance services	369.1	335.7
Parts and services	442.1	403.8
Finance and insurance, net	151.7	141.7
Total revenue	$3,474.3	$3,332.8

New vehicle and used vehicle retail
Revenue from the sale of new and used vehicles (which excludes sales and other taxes) is recognized when the terms of the customer contract are satisfied which generally occurs with the signing of the sales contract and transfer of control of the vehicle to the customer. Costs associated with incidental items that are immaterial in the context of the contract are accrued at the time of sale.
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2019	$4.1	$10.6	$14.7
Transferred to receivables from contract assets recognized at the beginning of the period	(4.1)	(3.3)	(7.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.4	3.3	7.7
Contract Assets (Current), March 31, 2019	$4.4	$10.6	$15.0
Transferred to receivables from contract assets recognized at the beginning of the period	(4.4)	(3.2)	(7.6)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.8	4.6	9.4
Contract Assets (Current), June 30, 2019	4.8	12.0	16.8

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
During the six months ended June 30, 2019, we acquired the assets of eight franchises (four dealership locations) in the Indianapolis, Indiana market for a purchase price of $121.0 million. We funded these acquisitions with $70.8 million of cash, $47.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $2.5 million for potential indemnity claims made by us with respect to the acquired franchises.
Below is the preliminary allocation of purchase price for the acquisitions completed during the six months ended June 30, 2019. We have not finalized our valuation for manufacturer franchise rights, which will be reclassified from goodwill once completed. The goodwill and manufacturer rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

As of
June 30, 2019
(In millions)
Inventory	$58.1
Real estate	29.8
Property and equipment	1.8
Goodwill	32.1
Liabilities assumed	(0.8)
Total purchase price	$121.0

During the six months ended June 30, 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market and two franchises (two dealership locations) in the Atlanta, Georgia market for a combined purchase price of $93.2 million. We funded these acquisitions with $68.6 million of cash, $22.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $1.9 million for potential indemnity claims made by us with respect to the acquired franchise.
During the six months ended June 30, 2019, we sold one franchise (one dealership location) and one collision center in the Houston, Texas market. The Company divested $30.1 million of assets, which primarily consisted of inventory and property and equipment, resulting in a pre-tax gain of $11.7 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on Divestiture. The divested businesses would not be considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	June 30, 2019	December 31, 2018
	(In millions)
Vehicle receivables	$45.3	$45.7
Manufacturer receivables	40.5	51.2
Other receivables	32.9	34.7
Total accounts receivable	118.7	131.6
Less—Allowance for doubtful accounts	(1.4)	(1.3)
Accounts receivable, net	$117.3	$130.3

5. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2019	December 31, 2018
	(In millions)
New vehicles	$895.1	$867.2
Used vehicles	162.2	158.9
Parts and accessories	43.5	41.5
Total inventories	$1,100.8	$1,067.6

The lower of cost and net realizable value reserves reduced total inventories by $5.6 million and $6.1 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, certain automobile manufacturer incentives reduced new vehicle inventory cost by $11.2 million and $10.1 million, respectively, and reduced new vehicle cost of sales for the six months ended June 30, 2019 and 2018 by $21.8 million and $19.7 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets classified as held for sale consists of real estate not currently used in our operations that we are actively marketing to sell totaling $19.5 million and $26.3 million as of June 30, 2019 and December 31, 2018, respectively. There were no liabilities associated with these properties as of June 30, 2019 or December 31, 2018.
During the six months ended June 30, 2019, we sold one vacant property with a net book value of $6.8 million.

7. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	June 30, 2019	December 31, 2018
	(In millions)
Floor plan notes payable—trade	$137.0	$125.3
Floor plan notes payable offset account	(13.2)	(11.3)
Floor plan notes payable—trade, net	$123.8	$114.0

Floor plan notes payable—new non-trade	$869.1	$843.0
Floor plan notes payable—used non-trade	—	30.0
Floor plan notes payable offset account	(74.2)	(20.9)
Floor plan notes payable—non-trade, net	$794.9	$852.1

We have established a floor plan notes payable offset account with Ford Motor Credit Company that allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade. Additionally, we have a similar floor plan offset account with Bank of America that allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of June 30, 2019 and December 31, 2018, we had $87.4 million and $32.2 million, respectively, in these floor plan offset accounts.
8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	June 30, 2019	December 31, 2018
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates	128.9	132.2
2018 Bank of America Facility	25.0	25.7
2018 Wells Fargo Master Loan Facility	25.0	25.0
Prior real estate credit agreement	36.8	40.8
Restated master loan agreement	80.7	83.3
Finance lease liability	17.5	3.1
Total debt outstanding	913.9	910.1
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	5.6	6.0
Less—debt issuance costs	(9.9)	(10.8)
Long-term debt, including current portion	909.6	905.3
Less—current portion, net of current portion of debt issuance costs	(38.4)	(38.8)
Long-term debt	$871.2	$866.5

We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Senior Subordinated Notes due 2024 (our "6.0% Notes") have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of June 30, 2019, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
Effective May 1, 2019, the Company and certain of its subsidiaries entered into amendments (the “2019 Amendments”), which reduced the applicable interest rates for the 2018 Bank of America Facility and the Prior Real Estate Credit Agreement. The 2019 Amendments did not have a material impact on our Condensed Consolidated Financial Statements.

9. LEASES
Effective January 1, 2019, the Company adopted the new lease accounting guidance in ASC 842. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms in excess of 12 months. Leases will be classified as either finance or operating, with classification impacting the pattern of expense recognition in the income statement.

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

We lease real estate and equipment primarily under operating lease agreements. For leases with terms in excess of 12 months, we record a right-of-use asset and lease liability based on the present value of lease payments over the lease term. Escalation clauses, lease payments dependent on existing rates/indexes, renewal options, and purchase options are included within the determination of lease payments when appropriate. We have elected the practical expedient not to separate lease and non-lease components for all leases that qualify, except for information technology assets that are embedded within service agreements (such as software license arrangements).

When available, the rate implicit is utilized to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Balance Sheet Presentation

		As of
Leases	Classification	June 30, 2019
		(In millions)
Assets:
Operating	Operating lease right-of-use assets	$78.9
Finance	Property and equipment, net	14.6
Total right-of-use assets		$93.5
Liabilities:
Current
Operating	Current maturities of operating leases	$20.5
Finance	Current maturities of long-term debt	0.6
Non-Current
Operating	Operating lease liabilities	62.6
Finance	Long-term debt	16.9
Total lease liabilities		$100.6

Lease Term and Discount Rate

As of
June 30, 2019
Weighted Average Lease Term - Operating Leases	5.9 years
Weighted Average Lease Term - Finance Lease	1.8 years
Weighted Average Discount Rate - Operating Leases	4.7%
Weighted Average Discount Rate - Finance Lease	4.1%

Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the three and six months ended June 30, 2019.

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(In millions)
Finance lease cost
Interest	$0.2	$0.3
Operating lease cost	5.9	11.4
Short-term lease cost	0.7	1.7
Variable lease cost	0.2	0.4
	$7.0	$13.8

Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the three and six months ended June 30, 2019.

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.2	$0.3
Operating cash flows from operating leases	6.0	11.6
Financing cash flows from finance lease	0.1	0.2
Right-of-use assets obtained in exchange for new finance lease liabilities	—	17.7
Right-of-use assets obtained in exchange for new operating lease liabilities	10.5	10.7
Changes to finance lease right-of-use asset resulting from lease reassessment event	—	(3.1)

During the three months ended March 31, 2019, we reassessed and remeasured an existing real estate lease, which was previously accounted for as an operating lease and finance lease for the land and building elements, respectively, due to the presence of a purchase price option which we concluded we are now reasonably certain to exercise. As reflected within the table above, we reduced a portion of the new finance lease right-of-use asset based on the existing finance lease liability at the time of remeasurement.

Undiscounted Cash Flow
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of June 30, 2019.

	Finance	Operating
	(In millions)
2019 (remaining six months)	$0.6	$11.9
2020	1.3	23.5
2021	16.7	20.4
2022	—	15.0
2023	—	7.0
Thereafter	—	19.7
Total minimum lease payments	18.6	97.5
Less: amount of lease payments representing interest	(1.1)	(14.4)
Present value of future minimum lease payments	17.5	83.1
Less: current obligations under leases	(0.6)	(20.5)
Long-term lease obligation	$16.9	$62.6

Future minimum payments under non-cancelable leases with initial terms in excess of one year at December 31, 2018, are as follows:

	Capital	Operating
	(In millions)
2019	$0.4	$22.5
2020	0.4	22.2
2021	0.4	19.2
2022	0.4	14.0
2023	0.4	6.0
Thereafter	2.8	25.5
Total minimum lease payments	4.8	109.4
Less: Amounts representing interest	(1.7)	N/A
Total minimum lease payments excluding interest	$3.1	$109.4

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
Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include interest rate swap instruments, exchange-

traded debt securities that are not actively traded or do not have a high trading volume, mortgage notes payable, and certain real estate properties on a non-recurring basis.
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	June 30, 2019	December 31, 2018
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$605.6	$606.0
Mortgage notes payable	296.4	307.0
Total carrying value	$902.0	$913.0

Fair Value:
6.0% Senior Subordinated Notes due 2024	$622.5	$570.0
Mortgage notes payable	304.9	306.7
Total fair value	$927.4	$876.7

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month London Interbank Offered Rate ("LIBOR"), through maturity in February 2025. The notional value of this swap was $82.5 million as of June 30, 2019 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in September 2023. The notional value of this swap was $54.6 million as of June 30, 2019 and is reducing over its remaining term to $38.7 million at maturity.

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $3.7 million liability as of June 30, 2019 and a $0.6 million asset as of December 31, 2018.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	June 30, 2019	December 31, 2018
	(In millions)
Other current liabilities/(assets)	$0.6	$(0.2)
Other long-term liabilities/(assets)	3.1	(0.4)
Total fair value	$3.7	$(0.6)

Both of our interest rate swaps qualify for cash flow hedge accounting treatment. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings. Information about the effect of our interest rate swap agreements on the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2019	$(2.5)	Other interest expense, net	$0.1
2018	$1.0	Swap interest expense	$(0.2)

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2019	$(4.3)	Other interest expense, net	$0.1
2018	$3.6	Swap interest expense	$(0.4)

 On the basis of yield curve conditions as of June 30, 2019 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $0.6 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2019 and 2018, we made interest payments, including amounts capitalized, totaling $47.3 million and $39.8 million, respectively. Included in these interest payments are $20.8 million and $14.0 million, of floor plan interest payments during the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019 and 2018, we made income tax payments, net of refunds received, totaling $27.6 million and $27.3 million, respectively.
During the six months ended June 30, 2019 and 2018, we transferred $72.5 million and $92.4 million, respectively, of loaner vehicles from Other Current Assets to Inventories on our Condensed Consolidated Balance Sheets.
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
We had $12.7 million of letters of credit outstanding as of June 30, 2019, which are required by certain of our insurance providers. In addition, as of June 30, 2019, we maintained a $5.0 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
13. SUBSEQUENT EVENTS
On July 29, 2019, the Company closed on the acquisition of one store in the Indianapolis market, increasing our total stores in this market to eight.

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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of June 30, 2019 we owned and operated 105 new vehicle franchises (86 dealership locations), representing 30 brands of automobiles and 24 collision centers in 17 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. As of June 30, 2019, our new vehicle revenue brand mix consisted of 45% imports, 33% luxury, and 22% domestic brands.
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
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended June 30, 2019 was 17.0 million compared to 17.3 million during the three months ended June 30, 2018. The automotive retail business continues to benefit from the availability of credit to consumers, strong consumer confidence and historically low unemployment levels. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events, or other developments outside our control.
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
We had total available liquidity of $448.0 million as of June 30, 2019, which consisted of cash and cash equivalents of $9.6 million, $87.4 million of funds in our floor plan offset accounts, $187.5 million of availability under our new vehicle floorplan facility that is able to be re-designated to our revolving credit facility, $47.3 million of availability under our revolving credit facility, and $116.2 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$965.2	$928.7	$36.5	4%
Used vehicle	533.6	516.9	16.7	3%
Parts and service	224.5	204.5	20.0	10%
Finance and insurance, net	80.2	73.5	6.7	9%
TOTAL REVENUE	1,803.5	1,723.6	79.9	5%
GROSS PROFIT:
New vehicle	38.3	40.6	(2.3)	(6)%
Used vehicle	35.9	34.1	1.8	5%
Parts and service	140.6	129.6	11.0	8%
Finance and insurance, net	80.2	73.5	6.7	9%
TOTAL GROSS PROFIT	295.0	277.8	17.2	6%
OPERATING EXPENSES:
Selling, general, and administrative	200.7	190.6	10.1	5%
Depreciation and amortization	9.0	8.5	0.5	6%
Other operating (income) expenses, net	(0.6)	(0.9)	0.3	33%
INCOME FROM OPERATIONS	85.9	79.6	6.3	8%
OTHER EXPENSES (INCOME):
Floor plan interest expense	10.5	8.0	2.5	31%
Other interest expense, net	13.6	13.2	0.4	3%
Swap interest expense	—	0.2	(0.2)	(100)%
Gain on divestiture	(11.7)	—	(11.7)	NM
Total other expenses, net	12.4	21.4	(9.0)	(42)%
INCOME BEFORE INCOME TAXES	73.5	58.2	15.3	26%
Income tax expense	18.6	15.0	3.6	24%
NET INCOME	$54.9	$43.2	$11.7	27%
Net income per common share—Diluted	$2.84	$2.11	$0.73	35%
______________________________
NM—Not Meaningful

	For the Three Months Ended June 30,
	2019	2018
REVENUE MIX PERCENTAGES:
New vehicle	53.5%	53.9%
Used vehicle retail	27.1%	27.2%
Used vehicle wholesale	2.6%	2.7%
Parts and service	12.4%	11.9%
Finance and insurance, net	4.4%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	13.0%	14.6%
Used vehicle retail	11.7%	12.0%
Used vehicle wholesale	0.4%	0.2%
Parts and service	47.7%	46.7%
Finance and insurance, net	27.2%	26.5%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.4%	16.1%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.0%	68.6%
Total revenue during the second quarter of 2019 increased by $79.9 million (5%) compared to the second quarter of 2018, due to a $36.5 million (4%) increase in new vehicle revenue, a $16.7 million (3%) increase in used vehicle revenue, a $20.0 million (10%) increase in parts and service revenue, and a $6.7 million (9%) increase in F&I, net revenue. During the three months ended June 30, 2019, gross profit increased by $17.2 million (6%) driven by an $11.0 million (8%) increase in parts and service gross profit, a $6.7 million (9%) increase in F&I gross profit, and a $1.8 million (5%) increase in used vehicle gross profit, partially offset by a $2.3 million (6%) decrease in new vehicle gross profit.
Income from operations during the second quarter of 2019 increased by $6.3 million (8%) compared to the second quarter of 2018, primarily due to the $17.2 million (6%) increase in gross profit, partially offset by a $10.1 million (5%) increase in SG&A expense, a $0.5 million (6%) increase in depreciation and amortization expenses and a $0.3 million decrease in other operating (income) expenses, net. Total other expenses, net decreased by $9.0 million (42%), primarily due to the $11.7 million gain on divestiture, partially offset by a $2.5 million (31%) increase in floor plan interest expense and a $0.4 million (3%) increase in other interest expense, net during the second quarter of 2019. As a result, income before income taxes increased $15.3 million (26%). Overall, net income increased by $11.7 million (27%) during the second quarter of 2019 as compared to the second quarter of 2018.
On January 1, 2019, we adopted ASC 842, utilizing the optional transition relief method, which allowed for the effective date of the new leases standard as the date of initial application. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The adoption of this accounting standard had a minimal impact on the financial results of the Company for the three months ended June 30, 2019. For additional information related to the impacts from the adoption of this update, please refer to Note 9 "Leases" within the accompanying Condensed Consolidated Financial Statements.
On January 1, 2019, the Company adopted ASU 2017-12. This update aligns the recognition and presentation, which are to be applied prospectively, of the effects of the hedging instrument and the hedged item in the financial statements. As a result of the adoption of this update, the Company's swap interest expense is now presented within other interest expense, net. Please refer to Note 10 "Financial Instruments and Fair Value" within the accompanying Condensed Consolidated Financial Statements for additional details regarding the Company's interest rate swap agreements.
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

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$316.3	$299.9	$16.4	5%
Import	429.2	435.6	(6.4)	(1)%
Domestic	219.7	193.2	26.5	14%
Total new vehicle revenue	$965.2	$928.7	$36.5	4%
Gross profit:
Luxury	$19.2	$19.4	$(0.2)	(1)%
Import	9.5	12.5	(3.0)	(24)%
Domestic	9.6	8.7	0.9	10%
Total new vehicle gross profit	$38.3	$40.6	$(2.3)	(6)%
New vehicle units:
Luxury	5,746	5,590	156	3%
Import	15,256	15,478	(222)	(1)%
Domestic	5,447	5,001	446	9%
Total new vehicle units	26,449	26,069	380	1%

Same Store:
Revenue:
Luxury	$315.1	$299.9	$15.2	5%
Import	423.3	423.8	(0.5)	—%
Domestic	181.4	193.2	(11.8)	(6)%
Total new vehicle revenue	$919.8	$916.9	$2.9	—%
Gross profit:
Luxury	$19.2	$19.4	$(0.2)	(1)%
Import	9.5	12.0	(2.5)	(21)%
Domestic	7.6	8.7	(1.1)	(13)%
Total new vehicle gross profit	$36.3	$40.1	$(3.8)	(9)%
New vehicle units
Luxury	5,719	5,590	129	2%
Import	15,031	15,053	(22)	—%
Domestic	4,483	5,001	(518)	(10)%
Total new vehicle units	25,233	25,644	(411)	(2)%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per new vehicle sold	$36,493	$35,625	$868	2%
Gross profit per new vehicle sold	$1,448	$1,557	$(109)	(7)%
New vehicle gross margin	4.0%	4.4%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,341	$3,470	$(129)	(4)%
New vehicle gross margin	6.1%	6.5%	(0.4)%
Import:
Gross profit per new vehicle sold	$623	$808	$(185)	(23)%
New vehicle gross margin	2.2%	2.9%	(0.7)%
Domestic:
Gross profit per new vehicle sold	$1,762	$1,740	$22	1%
New vehicle gross margin	4.4%	4.5%	(0.1)%

Same Store:
Revenue per new vehicle sold	$36,452	$35,755	$697	2%
Gross profit per new vehicle sold	$1,439	$1,564	$(125)	(8)%
New vehicle gross margin	3.9%	4.4%	(0.5)%

Luxury:
Gross profit per new vehicle sold	$3,357	$3,470	$(113)	(3)%
New vehicle gross margin	6.1%	6.5%	(0.4)%
Import:
Gross profit per new vehicle sold	$632	$797	$(165)	(21)%
New vehicle gross margin	2.2%	2.8%	(0.6)%
Domestic:
Gross profit per new vehicle sold	$1,695	$1,740	$(45)	(3)%
New vehicle gross margin	4.2%	4.5%	(0.3)%
New vehicle revenue increased by $36.5 million (4%) due to a $26.5 million (14%) increase in domestic brands revenue, a $16.4 million (5%) increase in luxury brands revenue, partially offset by a $6.4 million (1%) decrease in import brands revenue. The 4% increase in new vehicle revenue is the result of an increase in new vehicle units sold, coupled with a 2% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $2.9 million (0%) due to a $15.2 million (5%) increase in luxury brands revenue, partially offset by an $11.8 million (6%) decrease in domestic brands revenue and a $0.5 million (0%) decrease in import brands.
New vehicle gross profit and same store new vehicle gross profit decreased by $2.3 million (6)% and $3.8 million (9)%, respectively, for the three months ended June 30, 2019. Same store new vehicle gross profit margin for the three months ended June 30, 2019 decreased by 50 basis points to 3.9%. The decrease in our same store gross profit margin was primarily attributable to margin pressures among our import brands due in part to the inability to achieve aggressive sales and marketing targets set by certain manufacturers.
We ended the quarter with approximately 86 days of supply of new vehicle inventory which is greater than our target of 70 - 75 days.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$486.6	$470.9	$15.7	3%
Used vehicle wholesale revenue	47.0	46.0	1.0	2%
Used vehicle revenue	$533.6	$516.9	$16.7	3%
Gross profit:
Used vehicle retail gross profit	$34.7	$33.6	$1.1	3%
Used vehicle wholesale gross profit	1.2	0.5	0.7	140%
Used vehicle gross profit	$35.9	$34.1	$1.8	5%
Used vehicle retail units:
Used vehicle retail units	22,259	21,685	574	3%

Same Store:
Revenue:
Used vehicle retail revenue	$465.2	$462.5	$2.7	1%
Used vehicle wholesale revenue	45.3	44.9	0.4	1%
Used vehicle revenue	$510.5	$507.4	$3.1	1%
Gross profit:
Used vehicle retail gross profit	$32.9	$33.3	$(0.4)	(1)%
Used vehicle wholesale gross profit	1.2	0.5	0.7	140%
Used vehicle gross profit	$34.1	$33.8	$0.3	1%
Used vehicle retail units:
Used vehicle retail units	21,176	21,252	(76)	—%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per used vehicle retailed	$21,861	$21,715	$146	1%
Gross profit per used vehicle retailed	$1,559	$1,549	$10	1%
Used vehicle retail gross margin	7.1%	7.1%	—%

Same Store:
Revenue per used vehicle retailed	$21,968	$21,763	$205	1%
Gross profit per used vehicle retailed	$1,554	$1,567	$(13)	(1)%
Used vehicle retail gross margin	7.1%	7.2%	(0.1)%

Used vehicle revenue increased by $16.7 million (3%) due to a $15.7 million (3%) increase in used vehicle retail revenue and a $1.0 million (2%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $3.1 million (1%) due to a $2.7 million (1%) increase in used vehicle retail revenue and a $0.4 million (1%) increase in used vehicle wholesale revenue.

For the three months ended June 30, 2019, both total Company and same store used vehicle retail gross profit margins were consistent with the prior comparable period.

We believe that our used vehicle inventory continues to be well-aligned with current customer demand, with approximately 33 days of supply in our inventory as of June 30, 2019.
Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions)
As Reported:
Parts and service revenue	$224.5	$204.5	$20.0	10%
Parts and service gross profit:
Customer pay	79.8	74.2	5.6	8%
Warranty	22.3	18.3	4.0	22%
Wholesale parts	5.8	5.5	0.3	5%
Parts and service gross profit, excluding reconditioning and preparation	$107.9	$98.0	$9.9	10%
Parts and service gross margin, excluding reconditioning and preparation	48.1%	47.9%	0.2%
Reconditioning and preparation *	$32.7	$31.6	$1.1	3%
Total parts and service gross profit	$140.6	$129.6	$11.0	8%

Same Store:
Parts and service revenue	$217.5	$201.8	$15.7	8%
Parts and service gross profit:
Customer pay	77.2	73.3	3.9	5%
Warranty	21.6	18.2	3.4	19%
Wholesale parts	5.7	5.4	0.3	6%
Parts and service gross profit, excluding reconditioning and preparation	$104.5	$96.9	$7.6	8%
Parts and service gross margin, excluding reconditioning and preparation	48.0%	48.0%	—%
Reconditioning and preparation *	$31.3	$31.0	$0.3	1%
Total parts and service gross profit	$135.8	$127.9	$7.9	6%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales on the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $20.0 million (10%) increase in parts and service revenue was due to an $11.7 million (8%) increase in customer pay revenue, a $6.7 million (19%) increase in warranty revenue, and a $1.6 million (5%) increase in wholesale parts revenue. Same store parts and service revenue increased by $15.7 million (8%) to $217.5 million during the three months ended June 30, 2019 from $201.8 million during the three months ended June 30, 2018. The increase in same store parts and service revenue was due to an $8.6 million (6%) increase in customer pay revenue, a $5.7 million (16%) increase in warranty revenue, and a $1.4 million (5%) increase in wholesale parts revenue
Parts and service gross profit, excluding reconditioning and preparation, increased by $9.9 million (10%) to $107.9 million and same store parts and service gross profit, excluding reconditioning and preparation, increased by $7.6 million (8%) to $104.5 million. We continue to focus on increasing our customer pay parts and service revenue over the long-term by upgrading equipment, improving the customer experience, and capitalizing on our dealership training programs. Further, we have recently enhanced our technicians benefit package with the goal of improving retention and attracting new technicians in order to further grow the business.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$80.2	$73.5	$6.7	9%
Finance and insurance, net per vehicle sold	$1,647	$1,539	$108	7%

Same Store:
Finance and insurance, net	$77.0	$71.8	$5.2	7%
Finance and insurance, net per vehicle sold	$1,659	$1,531	$128	8%
Finance and insurance ("F&I"), net revenue increased by $6.7 million (9%) during the second quarter of 2019 as compared to the second quarter of 2018 and same store F&I, net revenue increased by $5.2 million (7%) over the same period. We continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving F&I results at our lower-performing stores through our F&I training programs. In addition, during the second quarter of 2019, the Company recognized additional retrospective commissions as a result of favorable payment trends, which contributed approximately $28 of F&I income per retail vehicle sale.
Selling, General, and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2019	% of Gross Profit	2018	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$94.7	32.1%	$90.2	32.5%	$4.5	(0.4)%
Sales compensation	30.9	10.5%	29.6	10.7%	1.3	(0.2)%
Share-based compensation	2.9	1.0%	2.5	0.9%	0.4	0.1%
Outside services	20.9	7.1%	20.2	7.3%	0.7	(0.2)%
Advertising	9.8	3.3%	8.3	3.0%	1.5	0.3%
Rent	6.8	2.3%	6.3	2.3%	0.5	—%
Utilities	3.8	1.3%	4.1	1.5%	(0.3)	(0.2)%
Insurance	4.3	1.5%	5.2	1.9%	(0.9)	(0.4)%
Other	26.6	8.9%	24.2	8.5%	2.4	0.4%
Selling, general, and administrative expense	$200.7	68.0%	$190.6	68.6%	$10.1	(0.6)%
Gross profit	$295.0		$277.8

Same Store:
Personnel costs	$91.1	32.2%	$88.9	32.5%	$2.2	(0.3)%
Sales compensation	29.5	10.4%	28.9	10.6%	0.6	(0.2)%
Share-based compensation	2.9	1.0%	2.5	0.9%	0.4	0.1%
Outside services	19.9	7.0%	19.8	7.2%	0.1	(0.2)%
Advertising	8.7	3.1%	8.1	3.0%	0.6	0.1%
Rent	6.7	2.4%	6.3	2.3%	0.4	0.1%
Utilities	3.7	1.3%	4.0	1.5%	(0.3)	(0.2)%
Insurance	4.0	1.4%	5.1	1.9%	(1.1)	(0.5)%
Other	25.6	9.0%	23.7	8.6%	1.9	0.4%
Selling, general, and administrative expense	$192.1	67.8%	$187.3	68.5%	$4.8	(0.7)%
Gross profit	$283.2		$273.6

SG&A expense as a percentage of gross profit decreased 60 basis points from 68.6% for the second quarter of 2018 to 68.0% for the second quarter of 2019. Same store SG&A expense as a percentage of gross profit decreased 70 basis points, from 68.5% for the second quarter of 2018 to 67.8% over the same period. On both a total Company and same store basis, the Company benefited from decreases in personnel and insurance expense as a percentage of gross profit. Insurance expense was higher in the second quarter of 2018 primarily as a result of property damage caused by weather related events.
Floor Plan Interest Expense —
Floor plan interest expense increased by $2.5 million (31%) to $10.5 million during the three months ended June 30, 2019 compared to $8.0 million for the three months ended June 30, 2018, primarily due to higher new vehicle inventory levels and interest rates.
Income Tax Expense —
The $3.6 million (24%) increase in income tax expense was the result of a $15.3 million (26%) increase in income before income taxes, partially offset by a lower estimated annual effective rate. Our effective tax rate for the three months ended June 30, 2019 was 25.3% compared to 25.8% in the prior comparative period. For 2019, we expect our effective tax rate to be between 25% and 26%.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,837.0	$1,785.8	$51.2	3%
Used vehicle	1,043.5	1,001.5	42.0	4%
Parts and service	442.1	403.8	38.3	9%
Finance and insurance, net	151.7	141.7	10.0	7%
TOTAL REVENUE	3,474.3	3,332.8	141.5	4%
GROSS PROFIT:
New vehicle	76.2	79.2	(3.0)	(4)%
Used vehicle	70.4	67.6	2.8	4%
Parts and service	275.9	254.7	21.2	8%
Finance and insurance, net	151.7	141.7	10.0	7%
TOTAL GROSS PROFIT	574.2	543.2	31.0	6%
OPERATING EXPENSES:
Selling, general, and administrative	391.7	374.8	16.9	5%
Depreciation and amortization	17.6	16.7	0.9	5%
Other operating expense (income), net	1.2	(1.1)	2.3	NM
INCOME FROM OPERATIONS	163.7	152.8	10.9	7%
OTHER EXPENSES (INCOME):
Floor plan interest expense	20.7	14.6	6.1	42%
Other interest expense, net	27.5	26.2	1.3	5%
Swap interest expense	—	0.4	(0.4)	(100)%
Gain on divestiture	(11.7)	—	(11.7)	NM
Total other expenses, net	36.5	41.2	(4.7)	(11)%
INCOME BEFORE INCOME TAXES	127.2	111.6	15.6	14%
Income tax expense	31.4	28.3	3.1	11%
NET INCOME	$95.8	$83.3	$12.5	15%
Net income per share—Diluted	$4.96	$4.02	$0.9	23%
______________________________
NM—Not Meaningful

	For the Six Months Ended June 30,
	2019	2018
REVENUE MIX PERCENTAGES:
New vehicle	52.9%	53.6%
Used vehicle retail	27.2%	27.2%
Used vehicle wholesale	2.8%	2.8%
Parts and service	12.7%	12.1%
Finance and insurance, net	4.4%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	13.3%	14.6%
Used vehicle retail	11.9%	12.1%
Used vehicle wholesale	0.4%	0.3%
Parts and service	48.0%	46.9%
Finance and insurance, net	26.4%	26.1%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.5%	16.3%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.2%	69.0%
Total revenue for the six months ended June 30, 2019 increased by $141.5 million (4%) compared to the six months ended June 30, 2018, due to a $51.2 million (3%) increase in new vehicle revenue, a $42.0 million (4%) increase in used vehicle revenue, a $38.3 million (9%) increase in parts and service revenue, and a $10.0 million (7%) increase in F&I revenue, net. The $31.0 million (6%) increase in gross profit during the six months ended June 30, 2019 was driven by a $21.2 million (8%) increase in parts and service gross profit, a $10.0 million (7%) increase in F&I gross profit, and a $2.8 million (4%) increase in used vehicle gross profit, partially offset by a decrease of $3.0 million (4%) in new vehicle gross profit.
Income from operations during the six months ended June 30, 2019 increased by $10.9 million (7%) compared to the six months ended June 30, 2018, due to the $31.0 million (6%) increase in gross profit, partially offset by a $16.9 million (5%) increase in SG&A expenses, a $2.3 million decrease in other operating expense (income), net, and a $0.9 million (5%) increase in depreciation and amortization expense. Total other expenses, net decreased by $4.7 million (11%), as a result of an $11.7 million gain on a dealership divestiture during the second quarter of 2019, partially offset by a $6.1 million (42%) increase in floor plan interest expense and a $1.3 million (5%) increase in other interest expense, net. As a result, income before income taxes increased $15.6 million (14%) to $127.2 million for the six months ended June 30, 2019. Overall, net income increased by $12.5 million (15%) during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
On January 1, 2019, we adopted ASC 842, utilizing the optional transition relief method, which allowed for the effective date of the new leases standard as the date of initial application. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The adoption of this accounting standard had a minimal impact on the financial results of the Company for the six months ended June 30, 2019. For additional information related to the impacts from the adoption of this update, please refer to Note 9 "Leases" within the accompanying Condensed Consolidated Financial Statements.
On January 1, 2019, the Company adopted ASU 2017-12. This update aligns the recognition and presentation, which are to be applied prospectively, of the effects of the hedging instrument and the hedged item in the financial statements. As a result of the adoption of this update, the Company's swap interest expense is now presented within other interest expense, net. Please refer to Note 10 "Financial Instruments and Fair Value" within the accompanying Condensed Consolidated Financial Statements for additional details regarding the Company's interest rate swap agreements.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$605.3	$586.0	$19.3	3%
Import	834.1	834.1	—	—%
Domestic	397.6	365.7	31.9	9%
Total new vehicle revenue	$1,837.0	$1,785.8	$51.2	3%
Gross profit:
Luxury	$38.3	$38.9	$(0.6)	(2)%
Import	21.3	23.7	(2.4)	(10)%
Domestic	16.6	16.6	—	—%
Total new vehicle gross profit	$76.2	$79.2	$(3.0)	(4)%
New vehicle units:
Luxury	10,908	10,842	66	1%
Import	29,699	29,499	200	1%
Domestic	9,951	9,387	564	6%
Total new vehicle units	50,558	49,728	830	2%

Same Store:
Revenue:
Luxury	$603.6	$586.0	$17.6	3%
Import	809.4	810.0	(0.6)	—%
Domestic	342.8	365.7	(22.9)	(6)%
Total new vehicle revenue	$1,755.8	$1,761.7	$(5.9)	—%
Gross profit:
Luxury	$38.3	$38.9	$(0.6)	(2)%
Import	20.6	22.9	(2.3)	(10)%
Domestic	13.7	16.6	(2.9)	(17)%
Total new vehicle gross profit	$72.6	$78.4	$(5.8)	(7)%
New vehicle units:
Luxury	10,869	10,842	27	—%
Import	28,789	28,639	150	1%
Domestic	8,543	9,387	(844)	(9)%
Total new vehicle units	48,201	48,868	(667)	(1)%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per new vehicle sold	$36,335	$35,911	$424	1%
Gross profit per new vehicle sold	$1,507	$1,593	$(86)	(5)%
New vehicle gross margin	4.1%	4.4%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,511	$3,588	$(77)	(2)%
New vehicle gross margin	6.3%	6.6%	(0.3)%
Import:
Gross profit per new vehicle sold	$717	$803	$(86)	(11)%
New vehicle gross margin	2.6%	2.8%	(0.2)%
Domestic:
Gross profit per new vehicle sold	$1,668	$1,768	$(100)	(6)%
New vehicle gross margin	4.2%	4.5%	(0.3)%

Same Store:
Revenue per new vehicle sold	$36,427	$36,050	$377	1%
Gross profit per new vehicle sold	$1,506	$1,604	$(98)	(6)%
New vehicle gross margin	4.1%	4.5%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,524	$3,588	$(64)	(2)%
New vehicle gross margin	6.3%	6.6%	(0.3)%
Import:
Gross profit per new vehicle sold	$716	$800	$(84)	(11)%
New vehicle gross margin	2.5%	2.8%	(0.3)%
Domestic:
Gross profit per new vehicle sold	$1,604	$1,768	$(164)	(9)%
New vehicle gross margin	4.0%	4.5%	(0.5)%
New vehicle revenue increased by $51.2 million (3%) primarily as a result of a 2% increase in new vehicle units sold. Same store new vehicle revenue remained relatively flat as the result of a 1% decrease in new vehicle units sold, partially offset by slightly higher revenue per unit sold.
For the six months ended June 30, 2019, new vehicle gross profit and same store new vehicle gross profit decreased by $3.0 million (4)% and $5.8 million (7%), respectively. Same store new vehicle gross margin for the six months ended June 30, 2019 decreased 40 basis points to 4.1% as a result of margin pressure across our brand offerings.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$944.8	$906.7	$38.1	4%
Used vehicle wholesale revenue	98.7	94.8	3.9	4%
Used vehicle revenue	$1,043.5	$1,001.5	$42.0	4%
Gross profit:
Used vehicle retail gross profit	$68.3	$65.8	$2.5	4%
Used vehicle wholesale gross profit	2.1	1.8	0.3	17%
Used vehicle gross profit	$70.4	$67.6	$2.8	4%
Used vehicle retail units:
Used vehicle retail units	43,342	42,255	1,087	3%

Same Store:
Revenue:
Used vehicle retail revenue	$901.7	$890.7	$11.0	1%
Used vehicle wholesale revenue	95.4	93.2	2.2	2%
Used vehicle revenue	$997.1	$983.9	$13.2	1%
Gross profit:
Used vehicle retail gross profit	$64.6	$64.8	$(0.2)	—%
Used vehicle wholesale gross profit	2.1	1.8	0.3	17%
Used vehicle gross profit	$66.7	$66.6	$0.1	—%
Used vehicle retail units:
Used vehicle retail units	41,107	41,402	(295)	(1)%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per used vehicle retailed	$21,799	$21,458	$341	2%
Gross profit per used vehicle retailed	$1,576	$1,557	$19	1%
Used vehicle retail gross margin	7.2%	7.3%	(0.1)%

Same Store:
Revenue per used vehicle retailed	$21,935	$21,513	$422	2%
Gross profit per used vehicle retailed	$1,572	$1,565	$7	—%
Used vehicle retail gross margin	7.2%	7.3%	(0.1)%
Used vehicle revenue increased by $42.0 million (4%) due to a $38.1 million (4%) increase in used vehicle retail revenue and a $3.9 million (4%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $13.2 million (1%) due to an $11.0 million (1%) increase in same store used vehicle retail revenue and a $2.2 million (2%) increase in same store used vehicle wholesale revenues.
For the six months ended June 30, 2019, both total Company and same store used vehicle retail gross profit margins were consistent with the prior comparable period.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions)
As Reported:
Parts and service revenue	$442.1	$403.8	$38.3	9%
Parts and service gross profit:
Customer pay	157.1	144.8	12.3	8%
Warranty	43.9	37.3	6.6	18%
Wholesale parts	11.8	11.3	0.5	4%
Parts and service gross profit, excluding reconditioning and preparation	$212.8	$193.4	$19.4	10%
Parts and service gross margin, excluding reconditioning and preparation	48.1%	47.9%	0.2%
Reconditioning and preparation *	$63.1	$61.3	$1.8	3%
Total parts and service gross profit	$275.9	$254.7	$21.2	8%

Same Store:
Parts and service revenue	$427.8	$398.3	$29.5	7%
Parts and service gross profit:
Customer pay	151.9	143.1	8.8	6%
Warranty	42.6	36.9	5.7	15%
Wholesale parts	11.6	11.1	0.5	5%
Parts and service gross profit, excluding reconditioning and preparation	$206.1	$191.1	$15.0	8%
Parts and service gross margin, excluding reconditioning and preparation	48.2%	48.0%	0.2%
Reconditioning and preparation *	$60.5	$60.0	$0.5	1%
Total parts and service gross profit	$266.6	$251.1	$15.5	6%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $38.3 million (9%) increase in parts and service revenue was primarily due to a $22.5 million (8%) increase in customer pay revenue, $11.3 million (16%) increase in warranty revenue and a $4.5 million (7%) increase in wholesale parts revenue. Same store parts and service revenue increased by $29.5 million (7%) from $398.3 million for the six months ended June 30, 2018 to $427.8 million for the six months ended June 30, 2019. The increase in same store parts and service revenue was primarily due to a $16.6 million (6%) increase in customer pay revenue, a $9.3 million (13%) increase in warranty and a $3.6 million (6%) increase in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $19.4 million (10%) to $212.8 million and same store gross profit, excluding reconditioning and preparation, increased by $15.0 million (8%) to $206.1 million. The increase in same store gross profit is primarily attributable to the increase in customer pay gross profit, which has continued to benefit from our strategic focus to improve customer retention, as well as additional warranty work.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$151.7	$141.7	$10.0	7%
Finance and insurance, net per vehicle sold	$1,616	$1,541	$75	5%

Same Store:
Finance and insurance, net	$145.0	$138.5	$6.5	5%
Finance and insurance, net per vehicle sold	$1,624	$1,534	$90	6%
F&I revenue, net increased $10.0 million (7%) during the six months ended June 30, 2019 when compared to the six months ended June 30, 2018, with same store F&I, net revenue increasing by $6.5 million (5%) over the same period. We continued to benefit from a favorable consumer lending environment, which allowed for our customers to take advantage of a broad array of F&I products and our continued focus on improving the F&I results at our lower-performing stores. In addition, during the six months ended June 30, 2019, the Company recognized additional retrospective commissions as a result of favorable payment trends, which contributed approximately $15 of F&I income per retail vehicle sale.
Selling, General, and Administrative Expense—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2019	% of Gross Profit	2018	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$187.1	32.6%	$179.3	33.0%	$7.8	(0.4)%
Sales compensation	59.3	10.3%	56.9	10.5%	2.4	(0.2)%
Share-based compensation	6.8	1.2%	5.7	1.0%	1.1	0.2%
Outside services	40.4	7.0%	40.3	7.4%	0.1	(0.4)%
Advertising	17.8	3.1%	16.0	2.9%	1.8	0.2%
Rent	13.6	2.4%	12.6	2.3%	1.0	0.1%
Utilities	8.0	1.4%	8.0	1.5%	—	(0.1)%
Insurance	7.6	1.3%	8.2	1.5%	(0.6)	(0.2)%
Other	51.1	8.9%	47.8	8.9%	3.3	—%
Selling, general, and administrative expense	$391.7	68.2%	$374.8	69.0%	$16.9	(0.8)%
Gross profit	$574.2		$543.2

Same Store:
Personnel costs	$179.7	32.6%	$176.5	33.0%	$3.2	(0.4)%
Sales compensation	56.4	10.2%	55.6	10.4%	0.8	(0.2)%
Share-based compensation	6.8	1.2%	5.7	1.1%	1.1	0.1%
Outside services	38.4	7.0%	39.5	7.4%	(1.1)	(0.4)%
Advertising	16.0	2.9%	15.6	2.9%	0.4	—%
Rent	13.5	2.5%	12.6	2.4%	0.9	0.1%
Utilities	7.7	1.4%	7.9	1.5%	(0.2)	(0.1)%
Insurance	7.0	1.3%	8.0	1.5%	(1.0)	(0.2)%
Other	$49.3	8.9%	$46.7	8.7%	2.6	0.2%
Selling, general, and administrative expense	$374.8	68.0%	$368.1	68.9%	$6.7	(0.9)%
Gross profit	$550.9		$534.6

SG&A expense as a percentage of gross profit was 68.2% for the six months ended June 30, 2019 compared to 69.0% for the six months ended June 30, 2018. Same store SG&A expense as a percentage of gross profit decreased 90 basis points from 68.9% for the six months ended June 30, 2018 to 68.0% for the six months ended June 30, 2019. The Company benefited from 40 basis point decreases in both outside services and personnel costs on both a total Company and same-store basis during the six months ended June 30, 2019 when compared to the six months ended June 30, 2018. In addition, insurance expense was higher for the six months ended June 30, 2018 primarily as a result of property damage caused by weather related events.
Other Operating (Income) Expenses, net —
Other operating (income) expenses, net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the six months ended June 30, 2019, the Company recorded expense of $1.2 million, net, which included a $2.4 million pre-tax loss related to the write-off of fixed assets.
Included in the $1.1 million of other operating income, net for the six months ended June 30, 2018 , was a $0.7 million gain resulting from legal settlements and $0.4 million of other non-core operating income.
Floor Plan Interest Expense —
Floor plan interest expense increased by $6.1 million (42%) to $20.7 million during the six months ended June 30, 2019 compared to $14.6 million during the six months ended June 30, 2018 as a result of an increase in LIBOR from which our floor plan interest rate is calculated and increased floor plan borrowings as a result of higher new vehicle inventory levels.
Income Tax Expense —
The $3.1 million (11%) increase in income tax expense was primarily the result of a $15.6 million (14%) increase in income before income taxes, partially offset by a lower estimated annual effective rate and an excess tax benefit related to the vesting of share-based awards. Our effective tax rate for the six months ended June 30, 2019 was 24.7% compared to 25.4% in the prior comparative period. For 2019, we expect our effective tax rate to be between 25% and 26%.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2019, we had total available liquidity of $448.0 million, which consisted of $9.6 million of cash and cash equivalents, $87.4 million of available funds in our floor plan offset accounts, $187.5 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $47.3 million of availability under our revolving credit facility, and $116.2 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of June 30, 2019, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, please refer to Note 13 "Long-Term Debt" and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

•
2016 Senior Credit Facility — On July 25, 2016, the Company and certain of its subsidiaries entered into an amended and restated senior secured credit agreement with Bank of America, as administrative agent, and the other lenders party thereto.

The 2016 Senior Credit Facility provides for the following:

Revolving Credit Facility —A $250.0 million revolving credit facility (the "Revolving Credit Facility") for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of June 30, 2019, we re-designated $190.0 million of availability from the Revolving Credit Facility to the New Vehicle Floor Plan Facility (as defined below), resulting in $60.0 million of borrowing capacity. In addition, we had $12.7 million in outstanding letters of credit as of June 30, 2019, resulting in $47.3 million of borrowing availability as of June 30, 2019.

New Vehicle Floor Plan Facility — A $900.0 million new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"). In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in
Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of June 30, 2019,
we had $794.9 million, which is net of $74.2 million in our floor plan offset account, outstanding under the
New Vehicle Floor Plan Facility.

Used Vehicle Floor Plan Facility —A $150.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility") to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $116.2 million based on our borrowing base calculation as of June 30, 2019. We began the year with $30.0 drawn on our used vehicle floor plan facility. During the six months ended June 30, 2019, we had borrowings of $40.0 million and repayments of $70.0 million, resulting in no outstanding borrowings on our Used Vehicle Floor Plan Facility as of June 30, 2019.

Subject to compliance with certain conditions, the agreement governing the 2016 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $325.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our current borrowing availability under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of June 30, 2019, $190.0 million of availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility.

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

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — we have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. We also have established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of June 30, 2019, we had $123.8 million, net of $13.2 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $88.4 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 — as of June 30, 2019 we had $600.0 million in aggregate principal amount outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of June 30, 2019, we had $128.9 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries (the "Restated Master Loan Agreement"). Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of June 30, 2019, the outstanding balance under the Restated Master Loan Agreement was $80.7 million. There is no further borrowing availability under this agreement.

•
Prior Real Estate Credit Agreement — a real estate term loan credit agreement with borrowings collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder (the "Prior Real Estate Credit Agreement"). As of June 30, 2019, we had $36.8 million of mortgage note obligations outstanding under the Prior Real Estate Credit Agreement. There is no further borrowing availability under this agreement.

•
2018 Bank of America Facility —On November 13, 2018, the Company and certain of its subsidiaries entered into a real estate term loan credit agreement (the “Bank of America Credit Agreement") with Bank of America N.A., which provides for term loans in an aggregate amount not to exceed $128.1 million (the "Bank of America Facility"). On November 13, 2018, we borrowed an aggregate amount of $25.0 million under the Bank of America Credit Agreement, a portion of which was used to refinance certain of the Company’s other outstanding mortgage indebtedness. All of the real property financed by an operating dealership subsidiary of the Company under the Bank of America Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of June 30, 2019, we had $25.0 million of outstanding borrowings under the 2018 Bank of America Facility.

Effective May 1, 2019, the Company and certain of its subsidiaries entered into the 2019 Amendments, which reduced the applicable interest rates for the 2018 Bank of America Facility and the Prior Real Estate Credit Agreement.

•
2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain subsidiaries of the Company entered into a master loan agreement (the “Wells Fargo Master Loan Agreement”) with Wells Fargo Bank, National Association, as lender which provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "Wells Fargo Master Loan Facility"). On November 16, 2018, we borrowed an aggregate amount of $25.0 million under the Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. Borrowings under the Wells Fargo Master Loan Facility are guaranteed by the Company pursuant to a unconditional guaranty, and all of the real property financed by any operating dealership subsidiary of the Company under the Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of June 30, 2019, we had $25.0 million outstanding borrowings under the Wells Fargo Master Loan Facility.

Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2019.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2016 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of June 30, 2019, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.

During the three and six months ended June 30, 2019, we repurchased 50,436 and 159,414 shares, respectively, of our common stock under the Repurchase Program for a total of $3.9 million and $11.4 million, respectively. As of June 30, 2019, we had remaining authorization to repurchase $70.2 million in shares of our common stock under the Repurchase Program.
During the three and six months ended June 30, 2019, we also repurchased 3,328 and 70,240 shares, respectively, of our common stock for $0.2 million and $5.0 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Six Months Ended June 30,
	2019	2018
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$160.5	$29.1
New vehicle floor plan borrowings —non-trade, net	(75.1)	92.0
Cash provided by operating activities, as adjusted	$85.4	$121.1

Operating Activities—
Net cash provided by operating activities totaled $160.5 million and $29.1 million, for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by operating activities, as adjusted, totaled $85.4 million and $121.1 million for the six months ended June 30, 2019 and 2018, respectively.
The $35.7 million decrease in our net cash provided by operating activities, as adjusted, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily the result of the following:
•$65.6 million decrease in inventory, net of floor plan borrowings;
• $7.6 million decrease related to the timing of collection of accounts receivable and contracts-in-transit; and
• $2.3 million decrease related to the change in other current assets and other long-term assets and liabilities, net.
The decrease in our cash provided by operating activities, as adjusted, was partially offset by:

•	$24.6 million increase related to the change in accounts payable and other current liabilities; and

•	$14.0 million increase related to non-cash adjustments to net income.
Investing Activities—
Net cash used in investing activities totaled $92.3 million and $119.1 million, for the six months ended June 30, 2019 and 2018, respectively. Capital expenditures, excluding the purchase of real estate, were $15.5 million and $12.2 million for the six months ended June 30, 2019 and 2018, respectively. We expect that capital expenditures for 2019 will total approximately $45.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the six months ended June 30, 2019, we acquired the assets of eight franchises (four dealership locations) in the Indianapolis, Indiana market for a purchase price of $121.0 million. Consideration paid (or payable) to fund these acquisitions included $70.8 million of cash, $47.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $2.5 million for potential indemnity claims made by us with respect to the acquired franchises.
During the six months ended June 30, 2018, we acquired three franchises (three dealership locations) for an aggregate purchase price of $93.2 million which included purchase price holdbacks of $1.9 million for potential indemnity claims made by us with respect to the acquired franchises.
During the six months ended June 30, 2019, we divested one franchise (one dealership location) and one collision center in the Houston, Texas market for proceeds of $39.1 million. In connection with the divestiture we repaid $2.7 million of outstanding mortgage debt.
During the six months ended June 30, 2019 and 2018, we received cash proceeds of $7.5 million and $2.0 million, respectively, from the sale of vacant properties previously included in Assets Held for Sale.
During the six months ended June 30, 2019 and 2018, purchases of real estate, including previously leased real estate, totaled $4.9 million and $17.6 million, respectively.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $66.9 million for the six months ended June 30, 2019. Net cash provided by financing activities totaled $87.8 million for the six months ended June 30, 2018.
During the six months ended June 30, 2019 and 2018, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.04 billion and $2.24 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with our divestiture, of $2.12 billion and $2.12 billion, respectively.
During the six months ended June 30, 2019 and 2018, we had floor plan borrowings of $47.7 million and $22.7 million, respectively, related to acquisitions.

During the six months ended June 30, 2019, we had non-trade floor plan repayments associated with a divestiture of $14.1 million.
Repayments of borrowings totaled $7.9 million and $7.1 million, for the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019, we repurchased a total of 159,414 shares of our common stock under our Repurchase Program for a total of $11.4 million and 70,240 shares of our common stock for $5.0 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $949.1 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of June 30, 2019, a 100 basis point change in interest rates could result in a change of as much as $9.5 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the six months ended June 30, 2019 and 2018 by $20.0 million and $18.3 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in February 2025. The notional value of this swap was $82.5 million as of June 30, 2019 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in September 2023. The notional values of this swap as of June 30, 2019 was $54.6 million and will reduce over its remaining term to $38.7 million at maturity.
For additional information about the effect of our derivative instruments, please refer to Note 10 within the accompanying Condensed Consolidated Financial Statements.

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
Changes in Internal Control Over Financial Reporting
The adoption of ASC 842 effective January 1, 2019, required the implementation of new accounting processes and a new information technology application to calculate right-of-use assets and lease liabilities which changed our internal controls over lease accounting and financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding common stock repurchases by the Company on a monthly basis during the three month period ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)(1)
04/01/2019 - 04/30/2019	3,057	$—	—	$74.1
05/01/2019 - 05/31/2019	28,103	$78.72	28,103	$71.9
06/01/2019 - 06/30/2019	22,604	$77.60	22,333	$70.2
Total	53,764		50,436
(1) On January 30, 2014, our Board of Directors authorized our Repurchase Program. On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.  During the three months ended June 30, 2019, we repurchased 50,436 shares of our common stock under the Repurchase Program for a total of $3.9 million and 3,328 shares of our common stock for $0.2 million from employees in connection with a net share settlement feature of employee equity-based awards. As of June 30, 2019, we had remaining authorization to repurchase $70.2 million in shares of our common stock under the Repurchase Program.
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1
First Amendment to Credit Agreement, dated as of June 7, 2019, effective May 1, 2019, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A.

10.2	Second Amendment to Credit Agreement, dated June 7, 2019, effective May 1, 2019, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	July 31, 2019	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date:	July 31, 2019	By:	/s/ Sean D. Goodman
		Name:	Sean D. Goodman
		Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
10.1
First Amendment to Credit Agreement, dated as of June 7, 2019, effective May 1, 2019, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A.

10.2	Second Amendment to Credit Agreement, dated June 7, 2019, effective May 1, 2019, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document