Form 10-Q
period 2019-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2019-10-30
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 29, 2019 was 19,302,729.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.8	$8.3
Contracts-in-transit	148.6	198.3
Accounts receivable, net	112.5	130.3
Inventories	1,030.1	1,067.6
Assets held for sale	26.1	26.3
Other current assets	128.9	122.2
Total current assets	1,448.0	1,553.0
PROPERTY AND EQUIPMENT, net	943.4	886.1
OPERATING LEASE RIGHT-OF-USE ASSETS	77.1	—
GOODWILL	272.1	181.2
INTANGIBLE FRANCHISE RIGHTS	65.8	65.8
OTHER LONG-TERM ASSETS	10.1	9.3
Total assets	$2,816.5	$2,695.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$122.1	$114.0
Floor plan notes payable—non-trade, net	738.9	852.1
Current maturities of long-term debt	38.1	38.8
Current maturities of operating leases	21.0	—
Accounts payable and accrued liabilities	315.0	298.4
Total current liabilities	1,235.1	1,303.3
LONG-TERM DEBT	867.8	866.5
OPERATING LEASE LIABILITIES	60.3	—
DEFERRED INCOME TAXES	20.4	21.7
OTHER LONG-TERM LIABILITIES	32.9	30.7
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,096,408 and 41,065,069 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	580.8	572.9
Retained earnings	1,050.9	922.7
Treasury stock, at cost; 21,791,707 and 21,719,339 shares, respectively	(1,028.6)	(1,023.4)
Accumulated other comprehensive (loss) income	(3.5)	0.6
Total shareholders' equity	600.0	473.2
Total liabilities and shareholders' equity	$2,816.5	$2,695.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE:
New vehicle	$986.9	$980.5	$2,823.9	$2,766.3
Used vehicle	546.9	497.5	1,590.4	1,499.0
Parts and service	227.6	206.1	669.7	609.9
Finance and insurance, net	80.6	73.3	232.3	215.0
TOTAL REVENUE	1,842.0	1,757.4	5,316.3	5,090.2
COST OF SALES:
New vehicle	948.3	938.4	2,709.1	2,645.0
Used vehicle	514.5	464.7	1,487.6	1,398.6
Parts and service	86.1	76.3	252.3	225.4
TOTAL COST OF SALES	1,548.9	1,479.4	4,449.0	4,269.0
GROSS PROFIT	293.1	278.0	867.3	821.2
OPERATING EXPENSES:
Selling, general, and administrative	202.0	188.8	593.7	563.6
Depreciation and amortization	9.1	8.5	26.7	25.2
Other operating (income) expense, net	(0.2)	(0.1)	1.0	(1.2)
INCOME FROM OPERATIONS	82.2	80.8	245.9	233.6
OTHER EXPENSES (INCOME):
Floor plan interest expense	9.0	8.4	29.7	23.0
Other interest expense, net	13.7	13.2	41.2	39.4
Swap interest expense	—	0.1	—	0.5
Gain on divestiture	—	—	(11.7)	—
Total other expenses, net	22.7	21.7	59.2	62.9
INCOME BEFORE INCOME TAXES	59.5	59.1	186.7	170.7
Income tax expense	14.5	14.8	45.9	43.1
NET INCOME	$45.0	$44.3	$140.8	$127.6
EARNINGS PER SHARE:
Basic—
Net income	$2.36	$2.22	$7.37	$6.29
Diluted—
Net income	$2.33	$2.18	$7.30	$6.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.1	20.0	19.1	20.3
Restricted stock	0.1	0.1	0.1	0.1
Performance share units	0.1	0.2	0.1	0.1
Diluted	19.3	20.3	19.3	20.5

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$45.0	$44.3	$140.8	$127.6
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	(1.0)	0.9	(5.3)	4.9
Income tax expense (benefit) associated with cash flow swaps	0.3	(0.2)	1.4	(1.3)
Comprehensive income	$44.3	$45.0	$136.9	$131.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock			Additional Paid-in Capital		Retained Earnings		Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount						Shares		Amount
Balances, December 31, 2018	41,065,069	$0.4		$572.9		$922.7		21,719,339		$(1,023.4)	$0.6	$473.2
Net income	—	—		—		40.9		—		—	—	40.9
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Cumulative effect of change in accounting principle - ASU 2018-02	—	—		—		0.2		—		—	(0.2)	—
Share-based compensation	—	—		3.9		—		—		—	—	3.9
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	238,078	—		—		—		—		—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—		—		—		66,912		(4.7)	—	(4.7)
Share repurchases	—	—		—		—		108,978		(7.4)	—	(7.4)
Retirement of previously repurchased common stock	(108,978)	—		(1.3)		(6.1)		(108,978)		7.4	—	—
Balances, March 31, 2019	41,194,169	$0.4		$575.5		$957.7		21,786,251		$(1,028.1)	$(0.9)	$504.6
Net income	—	—		—		54.9		—		—	—	54.9
Other comprehensive loss	—	—		—		—		—		—	(1.9)	(1.9)
Share-based compensation	—	—		2.9		—		—		—	—	2.9
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(3,656)	—		—		—		—		—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—		—		—		3,328		(0.3)	—	(0.3)
Share repurchases	—	—		—		—		50,436		(3.9)	—	(3.9)
Retirement of previously repurchased common stock	(50,436)	—		(0.6)		(3.3)		(50,436)		3.9	—	—
Balances, June 30, 2019	41,140,077	$0.4		$577.8		$1,009.3		21,789,579		$(1,028.4)	$(2.8)	$556.3
Net income	—	—		—		45.0		—		—	—	45.0
Other comprehensive loss	—	—		—		—		—		—	(0.7)	(0.7)
Share-based compensation	—	—		3.6		—		—		—	—	3.6
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(704)	—		—		—					—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—		—		—		2,128		(0.2)	—	(0.2)
Share repurchases	—	—		—		—		42,965		(4.0)	—	(4.0)
Retirement of previously repurchased common stock	(42,965)	—		(0.6)		(3.4)		(42,965)		4.0	—	—
Balances, September 30, 2019	41,096,408	$0.4		$580.8		$1,050.9		21,791,707		$(1,028.6)	$(3.5)	$600.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2017	40,969,987	$0.4	$563.5	$750.3	20,156,962	$(919.1)	$(0.9)	$394.2
Net income	—	—	—	40.1	—	—	—	40.1
Other comprehensive income	—	—	—	—	—	—	2.1	2.1
Cumulative effect of change in accounting principle - ASU 2014-09	—	—	—	9.2	—	—	—	9.2
Share-based compensation	—	—	3.2	—	—	—	—	3.2
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	181,720	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	65,412	(4.4)	—	(4.4)
Share repurchases	—	—	—	—	296,822	(20.0)	—	(20.0)
Balances, March 31, 2018	41,151,707	$0.4	$566.7	$799.6	20,519,196	$(943.5)	$1.2	$424.4
Net income	—		—	43.2	—	—	—	43.2
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Share-based compensation	—	—	2.5			—	—	2.5
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	12,877	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	3,519	(0.2)	—	(0.2)
Share repurchases	—	—	—	—	287,468	(20.2)	—	(20.2)
Balances, June 30, 2018	41,164,584	$0.4	$569.2	$842.8	20,810,183	$(963.9)	$2.0	$450.5
Net income	—		—	44.3	—	—	—	44.3
Other comprehensive income	—	—	—	—	—	—	0.7	0.7
Share-based compensation	—	—	2.5			—	—	2.5
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(5,265)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	2,087	(0.1)	—	(0.1)
Share repurchases	—	—	—	—	239,769	(16.9)	—	(16.9)
Balances, September 30, 2018	41,159,319	$0.4	$571.7	$887.1	21,052,039	$(980.9)	$2.7	$481.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$140.8	$127.6
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	26.7	25.2
Share-based compensation	10.4	8.2
Deferred income taxes	—	0.6
Loaner vehicle amortization	17.6	16.7
Gain on divestiture	(11.7)	—
Change in right-of-use asset	14.3	—
Other adjustments, net	4.0	1.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	49.7	55.3
Accounts receivable	17.6	14.8
Inventories	201.0	26.4
Other current assets	(131.1)	(144.5)
Floor plan notes payable—trade, net	8.1	(2.0)
Accounts payable and other current liabilities	11.8	(25.6)
Operating lease liabilities	(14.5)	—
Other long-term assets and liabilities, net	3.0	1.8
Net cash provided by operating activities	347.7	106.4
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(28.7)	(21.5)
Capital expenditures—real estate	(9.2)	(17.6)
Purchases of previously leased real estate	(4.9)	(4.4)
Acquisitions	(210.0)	(91.3)
Divestiture	39.1	—
Proceeds from the sale of assets	7.5	2.0
Net cash used in investing activities	(206.2)	(132.8)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	3,118.7	3,309.7
Floor plan borrowings—acquisitions	55.3	22.7
Floor plan repayments—non-trade	(3,273.1)	(3,231.4)
Floor plan repayments—divestiture	(14.1)	—
Repayments of borrowings	(12.0)	(10.7)
Payment of debt issuance costs	(2.3)	—
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(20.5)	(61.8)
Net cash (used in) provided by financing activities	(148.0)	28.5
Net (decrease) increase in cash and cash equivalents	(6.5)	2.1
CASH AND CASH EQUIVALENTS, beginning of period	8.3	4.7
CASH AND CASH EQUIVALENTS, end of period	$1.8	$6.8

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of September 30, 2019, we owned and operated 107 new vehicle franchises (88 dealership locations) representing 31 brands of automobiles and 25 collision repair centers in 18 metropolitan markets within ten states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. For the nine months ended September 30, 2019, our new vehicle revenue brand mix consisted of 46% imports, 33% luxury, and 21% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Greenville Automotive dealerships operating in Greenville, South Carolina;

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area;

•	Hare and Estes dealerships operating in the Indianapolis, Indiana area;

•	McDavid dealerships operating in metropolitan Austin and Dallas, Texas;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia;

•	Plaza dealerships operating in metropolitan St. Louis, Missouri; and

•	Mike Shaw dealership in the Denver, Colorado area.

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and reflect the consolidated accounts of Asbury Automotive Group, Inc. (the "Company") and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the Condensed Consolidated Financial Statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been included, unless otherwise indicated. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Revenue Recognition
Please refer to Note 2 "Revenue Recognition" within the accompanying Condensed Consolidated Financial Statements.
Internal Profit
Revenues and expenses associated with internal work performed by our parts and service departments on new and used vehicle inventory are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Consolidated Statements of Income upon the sale of the vehicle. The costs incurred by our new and used vehicle departments for work performed by our parts and service departments is included in either New Vehicle Cost of Sales or Used Vehicle Cost of Sales on the accompanying Consolidated Statements of Income, depending on the classification of the vehicle serviced. We eliminate the internal profit on vehicles that remain in inventory.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale in the accompanying Condensed Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
Loaner vehicles account for a significant portion of Other Current Assets. We acquire loaner vehicles either with available cash or through borrowing from either our manufacturer affiliated lenders or through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (as amended, the "2019 Senior Credit Facility"). Loaner vehicles are initially used by our service department for a short period of time (typically six to twelve months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in Other Current Assets and the borrowings and repayments of loaner vehicle notes payable in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from Other Current Assets to used vehicle inventory. These transfers are reflected as non-cash transfers between Other Current Assets and Inventories in the accompanying Condensed Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASC 842”). For additional information, please refer to Note 9 "Leases" within the accompanying Condensed Consolidated Financial Statements for additional information.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses versus the current incurred loss model. The provisions of ASU 2016-13 are effective for fiscal years beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact that the adoption of the provisions of the ASU will have on our Condensed Consolidated Financial Statements, but do not expect the impact of the adoption of this ASU to be material.

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
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018
	(In millions)
Revenue:
New vehicle	$986.9	$980.5
Used vehicle retail	505.0	448.7
Used vehicle wholesale	41.9	48.8
New and used vehicle	1,533.8	1,478.0
Sale of vehicle parts and accessories	36.7	34.3
Vehicle repair and maintenance services	190.9	171.8
Parts and services	227.6	206.1
Finance and insurance, net	80.6	73.3
Total revenue	1,842.0	$1,757.4

	For the Nine Months Ended September 30,
	2019	2018
	(In millions)
Revenue:
New vehicle	$2,823.9	$2,766.3
Used vehicle retail	1,449.8	1,355.4
Used vehicle wholesale	140.6	143.6
New and used vehicle	4,414.3	4,265.3
Sale of vehicle parts and accessories	109.7	102.4
Vehicle repair and maintenance services	560.0	507.5
Parts and services	669.7	609.9
Finance and insurance, net	232.3	215.0
Total revenue	$5,316.3	$5,090.2

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

Contract Asset
The Company records a contract asset related to its right to payment for vehicle repair and maintenance services and variable F&I, net for goods and services already transferred to the customer. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer. Changes in contract assets during the period are reflected in the table below:

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2019	$4.1	$10.6	$14.7
Transferred to receivables from contract assets recognized at the beginning of the period	(4.1)	(3.3)	(7.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.4	3.3	7.7
Contract Assets (Current), March 31, 2019	$4.4	$10.6	$15.0
Transferred to receivables from contract assets recognized at the beginning of the period	(4.4)	(3.2)	(7.6)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.8	4.6	9.4
Contract Assets (Current), June 30, 2019	4.8	12.0	16.8
Transferred to receivables from contract assets recognized at the beginning of the period	(4.8)	(2.6)	(7.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.9	2.1	7.0
Contract Assets (Current), September 30, 2019	$4.9	$11.5	$16.4

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
During the nine months ended September 30, 2019, we acquired the assets of nine franchises (five dealership locations) and one collision center in the Indianapolis, Indiana market and one franchise (one dealership location) in the Denver, Colorado market for a combined purchase price of $210.4 million. We funded these acquisitions with an aggregate of $153.9 million of cash and $55.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.2 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $0.8 million of purchase price holdbacks related to a prior year acquisition.
Below is the preliminary allocation of purchase price for the acquisitions completed during the nine months ended September 30, 2019. We have not finalized our valuation for manufacturer franchise rights, real estate, property and equipment, or our assessment with respect to certain assumed leases.

The goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

As of
September 30, 2019
(In millions)
Inventory	$70.9
Real estate	43.1
Property and equipment	4.7
Goodwill and manufacturer franchise rights	91.0
Loaner vehicles	1.5
Liabilities assumed	(0.8)
Total purchase price	$210.4

During the nine months ended September 30, 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market and two franchises (two dealership locations) in the Atlanta, Georgia market for a combined purchase price of $93.2 million. We funded these acquisitions with an aggregate of $68.6 million of cash and $22.7 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.9 million for potential indemnity claims made by us with respect to the acquired franchise.
During the nine months ended September 30, 2019, we sold one franchise (one dealership location) and one collision center in the Houston, Texas market. The Company divested $30.1 million of assets, which primarily consisted of inventory and property and equipment, resulting in a pre-tax gain of $11.7 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on Divestiture. The divested businesses would not be considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2019	December 31, 2018
	(In millions)
Vehicle receivables	$35.1	$45.7
Manufacturer receivables	45.0	51.2
Other receivables	33.9	34.7
Total accounts receivable	114.0	131.6
Less—Allowance for doubtful accounts	(1.5)	(1.3)
Accounts receivable, net	$112.5	$130.3

5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2019	December 31, 2018
	(In millions)
New vehicles	$810.3	$867.2
Used vehicles	176.3	158.9
Parts and accessories	43.5	41.5
Total inventories	$1,030.1	$1,067.6

The lower of cost and net realizable value reserves reduced total inventories by $6.8 million and $6.1 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.9 million and $10.1 million, respectively, and reduced new vehicle cost of sales for the nine months ended September 30, 2019 and 2018 by $33.3 million and $30.6 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets classified as held for sale consists of real estate not currently used in our operations that we are actively marketing to sell totaling $19.5 million and $26.3 million as of September 30, 2019 and December 31, 2018, respectively. There were no liabilities associated with these properties as of September 30, 2019 or December 31, 2018.
As of September 30, 2019, there was one dealership location currently in use with a net book value of $6.6 million that we are under contract to sell and leaseback until a replacement facility is constructed.
During the nine months ended September 30, 2019, we sold one vacant property with a net book value of $6.8 million.
7. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2019	December 31, 2018
	(In millions)
Floor plan notes payable—trade	$135.3	$125.3
Floor plan notes payable offset account	(13.2)	(11.3)
Floor plan notes payable—trade, net	$122.1	$114.0

Floor plan notes payable—new non-trade	$765.6	$843.0
Floor plan notes payable—used non-trade	25.0	30.0
Floor plan notes payable offset account	(51.7)	(20.9)
Floor plan notes payable—non-trade, net	$738.9	$852.1

On September 25, 2019, the Company and certain of its subsidiaries entered into a third amended and restated credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). The 2019 Senior Credit Facility amended and restated the Company’s pre-existing second amended and restated credit agreement, dated as of July 25, 2016.
The 2019 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:

•	a $250.0 million revolving credit facility (the "Revolving Credit Facility"), including a $50.0 million sub-limit for letters of credit;

•	a $1.04 billion new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"); and

•	a $160.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility").

Proceeds from borrowings under the 2019 Senior Credit Facility will be used, among other things, (i) to finance the purchase of new and used vehicles by the Company and certain of its subsidiaries, (ii) for working capital needs of the Company and certain of its subsidiaries, and (iii) for other general corporate purposes of the Company and certain of its subsidiaries.

Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.
In addition, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our aggregate revolving commitment under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility.
In connection with the New Vehicle Floor Plan Facility, we continue to maintain an offset account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Consolidated Statements of Income.

Borrowings under the 2019 Senior Credit Facility bear interest, at our option, based on the London Interbank Offered Rate ("LIBOR") or the Base Rate, in each case plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, (i) until the Company delivers a certificate with respect to its consolidated total lease adjusted leverage ratio as of September 30, 2019 to Bank of America, as administrative agent, 1.25% for LIBOR loans and 0.25% for Base Rate loans and (ii) thereafter a range from 1.00% to 2.00% for LIBOR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.10% or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.40% or the Base Rate plus 0.40%.
In addition to the payment of interest on borrowings outstanding under the 2019 Senior Credit Facility, we are required to pay a quarterly commitment fee on total unused commitments thereunder. The fee for unused commitments under the Revolving Credit Facility is between 0.15% and 0.40% per year, based on the Company's total lease adjusted leverage ratio, and the fee for unused commitments under the New Vehicle Facility Floor Plan and the Used Vehicle Facility Floor Plan Facility is 0.15% per year.
The 2019 Senior Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on September 25, 2024.
The representations and covenants contained in the 2019 Senior Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2019 Senior Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
The 2019 Senior Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floorplan Facility could be, or result in, an event of default under the New Vehicle Floorplan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
We have established a floor plan notes payable offset account with Ford Motor Credit Company that allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade. Additionally, we have a similar floor plan offset account with Bank of America that allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of September 30, 2019 and December 31, 2018, we had $64.9 million and $32.2 million, respectively, in these floor plan offset accounts.

8. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2019	December 31, 2018
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates	127.3	132.2
2018 Bank of America Facility	24.8	25.7
2018 Wells Fargo Master Loan Facility	25.0	25.0
Prior real estate credit agreement	36.1	40.8
Restated master loan agreement	79.5	83.3
Finance lease liability	17.3	3.1
Total debt outstanding	910.0	910.1
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	5.4	6.0
Less—debt issuance costs	(9.5)	(10.8)
Long-term debt, including current portion	905.9	905.3
Less—current portion, net of current portion of debt issuance costs	(38.1)	(38.8)
Long-term debt	$867.8	$866.5

Effective May 1, 2019, the Company and certain of its subsidiaries entered into amendments (the "2019 Amendments"), which reduced the applicable interest rates for the 2018 Bank of America Facility and the Prior Real Estate Credit Agreement. The 2019 Amendments did not have a material impact on our Condensed Consolidated Financial Statements.

Please refer to footnote 7, "Floor Plan Notes Payable" for information related to our 2019 Senior Credit Facility, including the $250.0 million Revolving Credit Facility.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Senior Subordinated Notes due 2024 (our "6.0% Notes") have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of September 30, 2019, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
9. LEASES
Effective January 1, 2019, the Company adopted the new lease accounting guidance in ASC 842. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms in excess of 12 months. Leases are classified as either finance or operating, with classification impacting the pattern of expense recognition in the income statement.

The Company elected the package of practical expedients permitted in ASC 842. Accordingly, the Company accounted for its existing operating leases as an operating lease under the new guidance, without reassessing (a) whether the contract contains a lease under ASC 842, (b) whether classification of the operating lease would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company opted for the transition relief method specified in Accounting Standards Update No. 2018-11, which allowed for the effective date of the new leases standard as the date of initial application on transition. As a result of this election the Company (a) did not adjust comparative period financial information for the effects of ASC 842; (b) made the new required lease disclosures for periods after the effective date; and (c) carried forward our ASC 840 disclosures for comparative periods. As a result of the adoption of ASC 842, the Company recorded a right-of-use asset of $86.9 million, which represents the lease liability reduced for deferred rent amounts of $4.4 million and a lease liability of $91.3 million, which represents the present value of remaining lease payments, discounted using the Company’s incremental borrowing rates based on the remaining lease terms.

We lease real estate and equipment primarily under operating lease agreements. For leases with terms in excess of 12 months, we record an ROU asset and lease liability based on the present value of lease payments over the lease term.

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

When available, the implicit rate is utilized to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Balance Sheet Presentation

		As of
Leases	Classification	September 30, 2019
		(In millions)
Assets:
Operating	Operating lease right-of-use assets	$77.1
Finance	Property and equipment, net	14.6
Total right-of-use assets		$91.7
Liabilities:
Current
Operating	Current maturities of operating leases	$21.0
Finance	Current maturities of long-term debt	0.6
Non-Current
Operating	Operating lease liabilities	60.3
Finance	Long-term debt	16.7
Total lease liabilities		$98.6

Lease Term and Discount Rate

As of
September 30, 2019
Weighted Average Lease Term - Operating Leases	5.8 years
Weighted Average Lease Term - Finance Lease	1.4 years
Weighted Average Discount Rate - Operating Leases	4.7%
Weighted Average Discount Rate - Finance Lease	4.1%

Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the three and nine months ended September 30, 2019.

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(In millions)
Finance lease cost
Interest	$0.2	$0.5
Operating lease cost	5.9	17.3
Short-term lease cost	0.5	2.2
Variable lease cost	0.3	0.7
	$6.9	$20.7

Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the three and nine months ended September 30, 2019.

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.2	$0.5
Operating cash flows from operating leases	6.0	17.6
Financing cash flows from finance lease	0.1	0.3
Right-of-use assets obtained in exchange for new finance lease liabilities	—	17.7
Right-of-use assets obtained in exchange for new operating lease liabilities	3.2	13.9
Changes to finance lease right-of-use asset resulting from lease reassessment event	—	(3.1)

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
Undiscounted Cash Flow
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of September 30, 2019.

	Finance	Operating
	(In millions)
2019 (remaining three months)	$0.3	$6.1
2020	1.3	24.0
2021	16.7	20.9
2022	—	15.5
2023	—	7.5
Thereafter	—	21.2
Total minimum lease payments	18.3	95.2
Less: amount of lease payments representing interest	(1.0)	(13.9)
Present value of future minimum lease payments	17.3	81.3
Less: current obligations under leases	(0.6)	(21.0)
Long-term lease obligation	$16.7	$60.3

Future minimum payments under non-cancelable leases with initial terms in excess of one year at December 31, 2018, are as follows:

	Capital	Operating
	(In millions)
2019	$0.4	$22.5
2020	0.4	22.2
2021	0.4	19.2
2022	0.4	14.0
2023	0.4	6.0
Thereafter	2.8	25.5
Total minimum lease payments	4.8	109.4
Less: Amounts representing interest	(1.7)	N/A
Total minimum lease payments excluding interest	$3.1	$109.4

Certain of our lease agreements include financial covenants and incorporate by reference the financial covenants set forth in the 2019 Senior Credit Facility. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (i) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (ii) eviction from the premises; and (iii) the landlord having a claim for various damages.
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of
	September 30, 2019	December 31, 2018
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$605.4	$606.0
Mortgage notes payable	292.7	307.0
Total carrying value	$898.1	$913.0

Fair Value:
6.0% Senior Subordinated Notes due 2024	$619.5	$570.0
Mortgage notes payable	302.6	306.7
Total fair value	$922.1	$876.7

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in February 2025. The notional value of this swap was $81.1 million as of September 30, 2019 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in September 2023. The notional value of this swap was $53.7 million as of September 30, 2019 and is reducing over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $4.7 million liability as of September 30, 2019 and a $0.6 million asset as of December 31, 2018.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	September 30, 2019	December 31, 2018
	(In millions)
Other current liabilities/(assets)	$0.8	$(0.2)
Other long-term liabilities/(assets)	3.9	(0.4)
Total fair value	$4.7	$(0.6)

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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2019	$(1.0)	Other interest expense, net	$(0.1)
2018	$0.8	Swap interest expense	$(0.1)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2019	$(5.3)	Other interest expense, net	$—
2018	$4.4	Swap interest expense	$(0.5)

 On the basis of yield curve conditions as of September 30, 2019 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $0.8 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2019 and 2018, we made interest payments, including amounts capitalized, totaling $61.0 million and $52.0 million, respectively. Included in these interest payments are $30.4 million and $22.5 million, of floor plan interest payments during the nine months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019 and 2018, we made income tax payments, net of refunds received, totaling $44.1 million and $39.6 million, respectively.
During the nine months ended September 30, 2019 and 2018, we transferred $107.5 million and $139.9 million, respectively, of loaner vehicles from Other Current Assets to Inventories on our Condensed Consolidated Balance Sheets.
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
We had $12.7 million of letters of credit outstanding as of September 30, 2019, which are required by certain of our insurance providers. In addition, as of September 30, 2019, we maintained a $5.1 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2019 we owned and operated 107 new vehicle franchises (88 dealership locations), representing 31 brands of automobiles and 25 collision centers in 18 metropolitan markets within ten states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. For the nine months ended September 30, 2019, our new vehicle revenue brand mix consisted of 46% imports, 33% luxury, and 21% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Greenville Automotive dealerships operating in Greenville, South Carolina;

•	Gray-Daniels dealerships operating in the Jackson, Mississippi area;

•	Hare and Estes dealerships operating in the Indianapolis, Indiana area;

•	McDavid dealerships operating in metropolitan Austin and Dallas, Texas;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia;

•	Plaza dealerships operating in metropolitan St. Louis, Missouri; and

•	Mike Shaw dealership operating in the Denver, Colorado area.

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
The SAAR for new vehicle sales in the U.S. for both the three months ended September 30, 2019 and 2018 was 17.1 million. The automotive retail business continues to benefit from the availability of credit to consumers, attractive interest rates, historically low unemployment levels and relatively strong consumer confidence. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events, or other developments outside our control.
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
We had total available liquidity of $405.4 million as of September 30, 2019, which consisted of cash and cash equivalents of $1.8 million, $64.9 million of funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floorplan facility that is able to be re-designated to our revolving credit facility, $47.3 million of availability under our revolving credit facility, and $101.4 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$986.9	$980.5	$6.4	1%
Used vehicle	546.9	497.5	49.4	10%
Parts and service	227.6	206.1	21.5	10%
Finance and insurance, net	80.6	73.3	7.3	10%
TOTAL REVENUE	1,842.0	1,757.4	84.6	5%
GROSS PROFIT:
New vehicle	38.6	42.1	(3.5)	(8)%
Used vehicle	32.4	32.8	(0.4)	(1)%
Parts and service	141.5	129.8	11.7	9%
Finance and insurance, net	80.6	73.3	7.3	10%
TOTAL GROSS PROFIT	293.1	278.0	15.1	5%
OPERATING EXPENSES:
Selling, general, and administrative	202.0	188.8	13.2	7%
Depreciation and amortization	9.1	8.5	0.6	7%
Other operating (income) expenses, net	(0.2)	(0.1)	(0.1)	(100)%
INCOME FROM OPERATIONS	82.2	80.8	1.4	2%
OTHER EXPENSES (INCOME):
Floor plan interest expense	9.0	8.4	0.6	7%
Other interest expense, net	13.7	13.2	0.5	4%
Swap interest expense	—	0.1	(0.1)	—%
Total other expenses, net	22.7	21.7	1.0	5%
INCOME BEFORE INCOME TAXES	59.5	59.1	0.4	1%
Income tax expense	14.5	14.8	(0.3)	(2)%
NET INCOME	$45.0	$44.3	$0.7	2%
Net income per common share—Diluted	$2.33	$2.18	$0.15	7%

	For the Three Months Ended September 30,
	2019	2018
REVENUE MIX PERCENTAGES:
New vehicle	53.6%	55.8%
Used vehicle retail	27.3%	25.5%
Used vehicle wholesale	2.3%	2.8%
Parts and service	12.4%	11.7%
Finance and insurance, net	4.4%	4.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	13.2%	15.1%
Used vehicle retail	11.5%	11.8%
Used vehicle wholesale	(0.5)%	—%
Parts and service	48.3%	46.7%
Finance and insurance, net	27.5%	26.4%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	15.9%	15.8%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.9%	67.9%
Total revenue during the third quarter of 2019 increased by $84.6 million (5%) compared to the third quarter of 2018, due to a $49.4 million (10%) increase in used vehicle revenue, a $21.5 million (10%) increase in parts and service revenue, a $7.3 million (10%) increase in F&I, net revenue, and a $6.4 million (1%) increase in new vehicle revenue. During the three months ended September 30, 2019, gross profit increased by $15.1 million (5%) driven by an $11.7 million (9%) increase in parts and service gross profit and a $7.3 million (10%) increase in F&I gross profit, partially offset by a $3.5 million (8%) decrease in new vehicle gross profit and a $0.4 million (1%) decrease in used vehicle gross profit.
Income from operations during the third quarter of 2019 increased by $1.4 million (2%) compared to the third quarter of 2018, primarily due to the $15.1 million (5%) increase in gross profit, partially offset by a $13.2 million (7%) increase in SG&A expense, and a $0.6 million (7%) increase in depreciation and amortization expenses. Total other expenses, net increased by $1.0 million (5%), primarily due a $0.6 million (7%) increase in floor plan interest expense and a $0.5 million (4%) increase in other interest expense, net during the third quarter of 2019. As a result, income before income taxes increased $0.4 million (1%). Overall, net income increased by $0.7 million (2%) during the third quarter of 2019 as compared to the third quarter of 2018.
On January 1, 2019, we adopted ASC 842, utilizing the optional transition relief method, which allowed for the effective date of the new leases standard as the date of initial application. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The adoption of this accounting standard had a minimal impact on the financial results of the Company for the three months ended September 30, 2019. For additional information related to the impacts from the adoption of this update, please refer to Note 9 "Leases" within the accompanying Condensed Consolidated Financial Statements.
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

Our results for the three months ended September 30, 2019 were adversely impacted by Hurricane Dorian due to the temporary closure of certain dealerships in our Florida market. Our results for the three months ended September 30, 2018, were similarly impacted due to the temporary closure of certain dealerships in our North Carolina, South Carolina, and Virginia markets as a result of Hurricane Florence. The loss of business as a results of these natural disasters did not have a material impact on our results.
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
New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$324.5	$297.8	$26.7	9%
Import	456.3	485.2	(28.9)	(6)%
Domestic	206.1	197.5	8.6	4%
Total new vehicle revenue	$986.9	$980.5	$6.4	1%
Gross profit:
Luxury	$19.7	$18.6	$1.1	6%
Import	10.2	15.4	(5.2)	(34)%
Domestic	8.7	8.1	0.6	7%
Total new vehicle gross profit	$38.6	$42.1	$(3.5)	(8)%
New vehicle units:
Luxury	6,025	5,685	340	6%
Import	15,998	17,046	(1,048)	(6)%
Domestic	5,055	5,019	36	1%
Total new vehicle units	27,078	27,750	(672)	(2)%

Same Store:
Revenue:
Luxury	$323.1	$297.8	$25.3	8%
Import	450.8	474.0	(23.2)	(5)%
Domestic	169.2	197.5	(28.3)	(14)%
Total new vehicle revenue	$943.1	$969.3	$(26.2)	(3)%
Gross profit:
Luxury	$19.7	$18.7	$1.0	5%
Import	10.1	14.8	(4.7)	(32)%
Domestic	6.9	8.1	(1.2)	(15)%
Total new vehicle gross profit	$36.7	$41.6	$(4.9)	(12)%
New vehicle units
Luxury	5,993	5,685	308	5%
Import	15,828	16,619	(791)	(5)%
Domestic	4,165	5,019	(854)	(17)%
Total new vehicle units	25,986	27,323	(1,337)	(5)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per new vehicle sold	$36,447	$35,333	$1,114	3%
Gross profit per new vehicle sold	$1,426	$1,517	$(91)	(6)%
New vehicle gross margin	3.9%	4.3%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,270	$3,272	$(2)	—%
New vehicle gross margin	6.1%	6.2%	(0.1)%
Import:
Gross profit per new vehicle sold	$638	$903	$(265)	(29)%
New vehicle gross margin	2.2%	3.2%	(1.0)%
Domestic:
Gross profit per new vehicle sold	$1,721	$1,614	$107	7%
New vehicle gross margin	4.2%	4.1%	0.1%

Same Store:
Revenue per new vehicle sold	$36,293	$35,476	$817	2%
Gross profit per new vehicle sold	$1,412	$1,523	$(111)	(7)%
New vehicle gross margin	3.9%	4.3%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,287	$3,289	$(2)	—%
New vehicle gross margin	6.1%	6.3%	(0.2)%
Import:
Gross profit per new vehicle sold	$638	$891	$(253)	(28)%
New vehicle gross margin	2.2%	3.1%	(0.9)%
Domestic:
Gross profit per new vehicle sold	$1,657	$1,614	$43	3%
New vehicle gross margin	4.1%	4.1%	—%
New vehicle revenue increased by $6.4 million (1%) due to a $26.7 million (9%) increase in luxury brands revenue and a $8.6 million (4%) increase in domestic brands revenue, partially offset by a $28.9 million (6%) decrease in import brands revenue. The 1% increase in new vehicle revenue is the result of a 3% increase in revenue per new vehicle sold, partially offset by a 2% decrease in new vehicle units sold. Same store new vehicle revenue decreased by $26.2 million (3%) due to a $28.3 million (14%) decrease in domestic brands revenue and a $23.2 million (5%) decrease in import brands, partially offset by a $25.3 million (8%) increase in luxury brands revenue.
New vehicle gross profit and same store new vehicle gross profit decreased by $3.5 million (8)% and $4.9 million (12)%, respectively, for the three months ended September 30, 2019. Same store new vehicle gross profit margin for the three months ended September 30, 2019 decreased 40 basis points to 3.9%. The decrease in our same store gross profit margin was primarily attributable to pressure among our import brands due in part to less incentives being offered by certain manufacturers. The decrease in same store new vehicle gross profit was offset by increases in F&I PVR.
We ended the quarter with approximately 76 days of supply of new vehicle inventory, slightly above our target range of 70 - 75 days.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$505.0	$448.7	$56.3	13%
Used vehicle wholesale revenue	41.9	48.8	(6.9)	(14)%
Used vehicle revenue	$546.9	$497.5	$49.4	10%
Gross profit:
Used vehicle retail gross profit	$33.9	$32.7	$1.2	4%
Used vehicle wholesale gross profit	(1.5)	0.1	(1.6)	NM
Used vehicle gross profit	$32.4	$32.8	$(0.4)	(1)%
Used vehicle retail units:
Used vehicle retail units	22,988	20,824	2,164	10%

Same Store:
Revenue:
Used vehicle retail revenue	$481.7	$442.4	$39.3	9%
Used vehicle wholesale revenue	40.5	47.5	(7.0)	(15)%
Used vehicle revenue	$522.2	$489.9	$32.3	7%
Gross profit:
Used vehicle retail gross profit	$32.0	$32.4	$(0.4)	(1)%
Used vehicle wholesale gross profit	(1.5)	0.2	(1.7)	NM
Used vehicle gross profit	$30.5	$32.6	$(2.1)	(6)%
Used vehicle retail units:
Used vehicle retail units	21,810	20,511	1,299	6%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per used vehicle retailed	$21,968	$21,547	$421	2%
Gross profit per used vehicle retailed	$1,475	$1,570	$(95)	(6)%
Used vehicle retail gross margin	6.7%	7.3%	(0.6)%

Same Store:
Revenue per used vehicle retailed	$22,086	$21,569	$517	2%
Gross profit per used vehicle retailed	$1,467	$1,580	$(113)	(7)%
Used vehicle retail gross margin	6.6%	7.3%	(0.7)%

Used vehicle revenue increased by $49.4 million (10%) due to a $56.3 million (13%) increase in used vehicle retail revenue, partially offset by a $6.9 million (14%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue increased by $32.3 million (7%) due to a $39.3 million (9%) increase in used vehicle retail revenue partially offset by a $7.0 million (15%) decrease in used vehicle wholesale revenue. Total company and same store unit sales increased 10% and 6%, respectively, during the three months ended September 30, 2019.

For the three months ended September 30, 2019, total Company and same store used vehicle retail gross profit margins decreased 60 basis points and 70 basis points, respectively, due to increased competition and price transparency within the used vehicle marketplace. The decrease same store used vehicle retail gross profit was offset by additional F&I PVR as well as additional parts and service gross profit generated by internal reconditioning and preparation.

We believe that our used vehicle inventory continues to be well-aligned with current customer demand, with approximately 36 days of supply of inventory as of September 30, 2019.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions)
As Reported:
Parts and service revenue	$227.6	$206.1	$21.5	10%
Parts and service gross profit:
Customer pay	79.8	73.0	6.8	9%
Warranty	22.1	19.2	2.9	15%
Wholesale parts	5.8	5.6	0.2	4%
Parts and service gross profit, excluding reconditioning and preparation	$107.7	$97.8	$9.9	10%
Parts and service gross margin, excluding reconditioning and preparation	47.3%	47.5%	(0.2)%
Reconditioning and preparation *	$33.8	$32.0	$1.8	6%
Total parts and service gross profit	$141.5	$129.8	$11.7	9%

Same Store:
Parts and service revenue	$220.8	$203.8	$17.0	8%
Parts and service gross profit:
Customer pay	77.0	72.2	4.8	7%
Warranty	21.6	19.1	2.5	13%
Wholesale parts	5.8	5.5	0.3	5%
Parts and service gross profit, excluding reconditioning and preparation	$104.4	$96.8	$7.6	8%
Parts and service gross margin, excluding reconditioning and preparation	47.3%	47.5%	(0.2)%
Reconditioning and preparation *	$32.6	$31.5	$1.1	3%
Total parts and service gross profit	$137.0	$128.3	$8.7	7%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales on the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $21.5 million (10%) increase in parts and service revenue was due to a $13.5 million (10%) increase in customer pay revenue, a $5.8 million (16%) increase in warranty revenue, and a $2.2 million (7%) increase in wholesale parts revenue. Same store parts and service revenue increased by $17.0 million (8%) to $220.8 million during the three months ended September 30, 2019 from $203.8 million during the three months ended September 30, 2018. The increase in same store parts and service revenue was due to a $9.9 million (7%) increase in customer pay revenue, a $4.9 million (13%) increase in warranty revenue, and a $2.2 million (7%) increase in wholesale parts revenue
Parts and service gross profit, excluding reconditioning and preparation, increased by $9.9 million (10%) to $107.7 million and same store parts and service gross profit, excluding reconditioning and preparation, increased by $7.6 million (8%) to $104.4 million. We continue to focus on increasing our customer pay parts and service revenue over the long-term by upgrading equipment, improving the customer experience, providing market leading benefits to our technicians and capitalizing on our dealership training programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$80.6	$73.3	$7.3	10%
Finance and insurance, net per vehicle sold	$1,610	$1,509	$101	7%

Same Store:
Finance and insurance, net	$77.8	$72.2	$5.6	8%
Finance and insurance, net per vehicle sold	$1,628	$1,509	$119	8%
F&I, net revenue increased by $7.3 million (10%) during the third quarter of 2019 as compared to the third quarter of 2018 and same store F&I, net revenue increased by $5.6 million (8%) over the same period. We attribute part of this increase to the 3% increase in total retail units as well as a shift in unit mix from new vehicles to used vehicles. We also continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving F&I results at our lower-performing stores through our F&I training programs.
Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2019	% of Gross Profit	2018	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$95.1	32.4%	$90.8	32.7%	$4.3	(0.3)%
Sales compensation	31.5	10.7%	29.4	10.6%	2.1	0.1%
Share-based compensation	3.6	1.2%	2.5	0.9%	1.1	0.3%
Outside services	21.0	7.2%	21.1	7.6%	(0.1)	(0.4)%
Advertising	9.9	3.4%	7.5	2.7%	2.4	0.7%
Rent	6.7	2.3%	6.4	2.3%	0.3	—%
Utilities	4.5	1.5%	4.4	1.6%	0.1	(0.1)%
Insurance	2.9	1.0%	2.4	0.9%	0.5	0.1%
Other	26.8	9.2%	24.3	8.6%	2.5	0.6%
Selling, general, and administrative expense	$202.0	68.9%	$188.8	67.9%	$13.2	1.0%
Gross profit	$293.1		$278.0

Same Store:
Personnel costs	$91.6	32.5%	$89.7	32.7%	$1.9	(0.2)%
Sales compensation	30.1	10.7%	28.9	10.5%	1.2	0.2%
Share-based compensation	3.6	1.3%	2.5	0.9%	1.1	0.4%
Outside services	20.2	7.2%	20.8	7.6%	(0.6)	(0.4)%
Advertising	9.0	3.2%	7.3	2.7%	1.7	0.5%
Rent	6.7	2.4%	6.4	2.3%	0.3	0.1%
Utilities	4.3	1.5%	4.3	1.6%	—	(0.1)%
Insurance	2.7	1.0%	2.3	0.8%	0.4	0.2%
Other	26.4	9.2%	24.0	8.7%	2.4	0.5%
Selling, general, and administrative expense	$194.6	69.0%	$186.2	67.8%	$8.4	1.2%
Gross profit	$282.0		$274.7

SG&A expense as a percentage of gross profit increased 100 basis points from 67.9% for the third quarter of 2018 to 68.9% for the third quarter of 2019. Same store SG&A expense as a percentage of gross profit increased 120 basis points, from 67.8% for the third quarter of 2018 to 69.0% over the same period. On both a total Company and same store basis, the Company experienced increases in advertising expense, share-based compensation expense, and other SG&A as a percentage of gross profit.
Floor Plan Interest Expense —
Floor plan interest expense increased by $0.6 million (7%) to $9.0 million during the three months ended September 30, 2019 compared to $8.4 million for the three months ended September 30, 2018, primarily due to higher average new vehicle inventory levels.
Income Tax Expense —
The $0.3 million (2%) decrease in income tax expense was the result of a lower estimated annual effective rate, partially offset by a $0.4 million (1%) increase in income before income taxes. Our effective tax rate for the three months ended September 30, 2019 was 24.4% compared to 25.0% in the prior comparative period. For 2019, we expect our effective tax rate to be around 25%.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,823.9	$2,766.3	$57.6	2%
Used vehicle	1,590.4	1,499.0	91.4	6%
Parts and service	669.7	609.9	59.8	10%
Finance and insurance, net	232.3	215.0	17.3	8%
TOTAL REVENUE	5,316.3	5,090.2	226.1	4%
GROSS PROFIT:
New vehicle	114.8	121.3	(6.5)	(5)%
Used vehicle	102.8	100.4	2.4	2%
Parts and service	417.4	384.5	32.9	9%
Finance and insurance, net	232.3	215.0	17.3	8%
TOTAL GROSS PROFIT	867.3	821.2	46.1	6%
OPERATING EXPENSES:
Selling, general, and administrative	593.7	563.6	30.1	5%
Depreciation and amortization	26.7	25.2	1.5	6%
Other operating expense (income), net	1.0	(1.2)	2.2	NM
INCOME FROM OPERATIONS	245.9	233.6	12.3	5%
OTHER EXPENSES (INCOME):
Floor plan interest expense	29.7	23.0	6.7	29%
Other interest expense, net	41.2	39.4	1.8	5%
Swap interest expense	—	0.5	(0.5)	(100)%
Gain on divestiture	(11.7)	—	(11.7)	—%
Total other expenses, net	59.2	62.9	(3.7)	(6)%
INCOME BEFORE INCOME TAXES	186.7	170.7	16.0	9%
Income tax expense	45.9	43.1	2.8	6%
NET INCOME	$140.8	$127.6	$13.2	10%
Net income per share—Diluted	$7.30	$6.22	$1.1	17%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2019	2018
REVENUE MIX PERCENTAGES:
New vehicle	53.1%	54.3%
Used vehicle retail	27.3%	26.7%
Used vehicle wholesale	2.6%	2.8%
Parts and service	12.6%	12.0%
Finance and insurance, net	4.4%	4.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	13.2%	14.8%
Used vehicle retail	11.8%	12.0%
Used vehicle wholesale	0.1%	0.2%
Parts and service	48.1%	46.8%
Finance and insurance, net	26.8%	26.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.3%	16.1%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.5%	68.6%
Total revenue for the nine months ended September 30, 2019 increased by $226.1 million (4%) compared to the nine months ended September 30, 2018, due to a $91.4 million (6%) increase in used vehicle revenue, a $59.8 million (10%) increase in parts and service revenue, a $57.6 million (2%) increase in new vehicle revenue, and a $17.3 million (8%) increase in F&I revenue, net. The $46.1 million (6%) increase in gross profit during the nine months ended September 30, 2019 was driven by a $32.9 million (9%) increase in parts and service gross profit, a $17.3 million (8%) increase in F&I, net, and a $2.4 million (2%) increase in used vehicle gross profit, partially offset by a $6.5 million (5%) decrease in new vehicle gross profit.
Income from operations during the nine months ended September 30, 2019 increased by $12.3 million (5%) compared to the nine months ended September 30, 2018, due to the $46.1 million (6%) increase in gross profit, partially offset by a $30.1 million (5%) increase in SG&A expenses, a $2.2 million increase in other operating expense (income), net, and a $1.5 million (6%) increase in depreciation and amortization expense. Total other expenses, net decreased by $3.7 million (6%), as a result of an $11.7 million gain on a dealership divestiture during the second quarter of 2019, partially offset by a $6.7 million (29%) increase in floor plan interest expense and a $1.8 million (5%) increase in other interest expense, net. As a result, income before income taxes increased $16.0 million (9%) to $186.7 million for the nine months ended September 30, 2019. Overall, net income increased by $13.2 million (10%) during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
On January 1, 2019, we adopted ASC 842, utilizing the optional transition relief method, which allowed for the effective date of the new leases standard as the date of initial application. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The adoption of this accounting standard had a minimal impact on the financial results of the Company for the nine months ended September 30, 2019. For additional information related to the impacts from the adoption of this update, please refer to Note 9 "Leases" within the accompanying Condensed Consolidated Financial Statements.
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

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$929.8	$883.8	$46.0	5%
Import	1,290.4	1,319.3	(28.9)	(2)%
Domestic	603.7	563.2	40.5	7%
Total new vehicle revenue	$2,823.9	$2,766.3	$57.6	2%
Gross profit:
Luxury	$58.0	$57.5	$0.5	1%
Import	31.5	39.1	(7.6)	(19)%
Domestic	25.3	24.7	0.6	2%
Total new vehicle gross profit	$114.8	$121.3	$(6.5)	(5)%
New vehicle units:
Luxury	16,933	16,527	406	2%
Import	45,697	46,545	(848)	(2)%
Domestic	15,006	14,406	600	4%
Total new vehicle units	77,636	77,478	158	—%

Same Store:
Revenue:
Luxury	$926.7	$883.8	$42.9	5%
Import	1,260.1	1,284.0	(23.9)	(2)%
Domestic	512.1	563.2	(51.1)	(9)%
Total new vehicle revenue	$2,698.9	$2,731.0	$(32.1)	(1)%
Gross profit:
Luxury	$58.1	$57.5	$0.6	1%
Import	30.6	37.8	(7.2)	(19)%
Domestic	20.6	24.7	(4.1)	(17)%
Total new vehicle gross profit	$109.3	$120.0	$(10.7)	(9)%
New vehicle units:
Luxury	16,862	16,527	335	2%
Import	44,617	45,258	(641)	(1)%
Domestic	12,708	14,406	(1,698)	(12)%
Total new vehicle units	74,187	76,191	(2,004)	(3)%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per new vehicle sold	$36,374	$35,704	$670	2%
Gross profit per new vehicle sold	$1,479	$1,566	$(87)	(6)%
New vehicle gross margin	4.1%	4.4%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,425	$3,479	$(54)	(2)%
New vehicle gross margin	6.2%	6.5%	(0.3)%
Import:
Gross profit per new vehicle sold	$689	$840	$(151)	(18)%
New vehicle gross margin	2.4%	3.0%	(0.6)%
Domestic:
Gross profit per new vehicle sold	$1,686	$1,715	$(29)	(2)%
New vehicle gross margin	4.2%	4.4%	(0.2)%

Same Store:
Revenue per new vehicle sold	$36,380	$35,844	$536	1%
Gross profit per new vehicle sold	$1,473	$1,575	$(102)	(6)%
New vehicle gross margin	4.0%	4.4%	(0.4)%

Luxury:
Gross profit per new vehicle sold	$3,446	$3,479	$(33)	(1)%
New vehicle gross margin	6.3%	6.5%	(0.2)%
Import:
Gross profit per new vehicle sold	$686	$835	$(149)	(18)%
New vehicle gross margin	2.4%	2.9%	(0.5)%
Domestic:
Gross profit per new vehicle sold	$1,621	$1,715	$(94)	(5)%
New vehicle gross margin	4.0%	4.4%	(0.4)%
For the nine months ended September 30, 2019, new vehicle revenue increased by $57.6 million (2%) as a result of a 2% increase in revenue per new vehicle sold. For the nine months ended September 30, 2019, same store new vehicle revenue decreased 1% as the result of a 3% decrease in new vehicle units sold, partially offset by an increase in revenue per unit sold.
For the nine months ended September 30, 2019, new vehicle gross profit and same store new vehicle gross profit decreased by $6.5 million (5%) and $10.7 million (9%), respectively. Same store new vehicle gross margin for the nine months ended September 30, 2019 decreased 40 basis points to 4.0% as a result of margin pressure across our brand offerings, but particularly our import brands.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,449.8	$1,355.4	$94.4	7%
Used vehicle wholesale revenue	140.6	143.6	(3.0)	(2)%
Used vehicle revenue	$1,590.4	$1,499.0	$91.4	6%
Gross profit:
Used vehicle retail gross profit	$102.2	$98.5	$3.7	4%
Used vehicle wholesale gross profit	0.6	1.9	(1.3)	(68)%
Used vehicle gross profit	$102.8	$100.4	$2.4	2%
Used vehicle retail units:
Used vehicle retail units	66,330	63,079	3,251	5%

Same Store:
Revenue:
Used vehicle retail revenue	$1,383.4	$1,333.1	$50.3	4%
Used vehicle wholesale revenue	135.9	140.7	(4.8)	(3)%
Used vehicle revenue	$1,519.3	$1,473.8	$45.5	3%
Gross profit:
Used vehicle retail gross profit	$96.6	$97.2	$(0.6)	(1)%
Used vehicle wholesale gross profit	0.6	2.0	(1.4)	(70)%
Used vehicle gross profit	$97.2	$99.2	$(2.0)	(2)%
Used vehicle retail units:
Used vehicle retail units	62,917	61,913	1,004	2%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per used vehicle retailed	$21,857	$21,487	$370	2%
Gross profit per used vehicle retailed	$1,541	$1,562	$(21)	(1)%
Used vehicle retail gross margin	7.0%	7.3%	(0.3)%

Same Store:
Revenue per used vehicle retailed	$21,988	$21,532	$456	2%
Gross profit per used vehicle retailed	$1,535	$1,570	$(35)	(2)%
Used vehicle retail gross margin	7.0%	7.3%	(0.3)%
Used vehicle revenue increased by $91.4 million (6%) due to a $94.4 million (7%) increase in used vehicle retail revenue, partially offset by a $3.0 million (2%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue increased by $45.5 million (3%) due to a $50.3 million (4%) increase in used vehicle retail revenue, partially offset by a $4.8 million (3%) decrease in used vehicle wholesale revenues.
For the nine months ended September 30, 2019, both total Company and same store used vehicle retail gross profit margins decreased 30 basis points to 7.0%.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions)
As Reported:
Parts and service revenue	$669.7	$609.9	$59.8	10%
Parts and service gross profit:
Customer pay	236.9	217.8	19.1	9%
Warranty	66.1	56.5	9.6	17%
Wholesale parts	17.6	16.8	0.8	5%
Parts and service gross profit, excluding reconditioning and preparation	$320.6	$291.1	$29.5	10%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.7%	0.2%
Reconditioning and preparation *	$96.8	$93.4	$3.4	4%
Total parts and service gross profit	$417.4	$384.5	$32.9	9%

Same Store:
Parts and service revenue	$648.6	$602.1	$46.5	8%
Parts and service gross profit:
Customer pay	229.0	215.2	13.8	6%
Warranty	64.2	56.0	8.2	15%
Wholesale parts	17.3	16.6	0.7	4%
Parts and service gross profit, excluding reconditioning and preparation	$310.5	$287.8	$22.7	8%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.8%	0.1%
Reconditioning and preparation *	$93.1	$91.6	$1.5	2%
Total parts and service gross profit	$403.6	$379.4	$24.2	6%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $59.8 million (10%) increase in parts and service revenue was primarily due to a $36.0 million (9%) increase in customer pay revenue, a $17.1 million (16%) increase in warranty revenue, and a $6.7 million (7%) increase in wholesale parts revenue. Same store parts and service revenue increased by $46.5 million (8%) from $602.1 million for the nine months ended September 30, 2018 to $648.6 million for the nine months ended September 30, 2019. The increase in same store parts and service revenue was primarily due to a $26.4 million (7%) increase in customer pay revenue, a $14.2 million (13%) increase in warranty revenue, and a $5.9 million (6%) increase in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $29.5 million (10%) to $320.6 million and same store gross profit, excluding reconditioning and preparation, increased by $22.7 million (8%) to $310.5 million. The increase in same store gross profit is primarily attributable to the increase in customer pay gross profit, which has continued to benefit from our strategic focus to improve customer retention, as well as additional warranty work.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$232.3	$215.0	$17.3	8%
Finance and insurance, net per vehicle sold	$1,614	$1,530	$84	5%

Same Store:
Finance and insurance, net	$222.8	$210.7	$12.1	6%
Finance and insurance, net per vehicle sold	$1,625	$1,526	$99	6%
F&I revenue, net increased $17.3 million (8%) during the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018, with same store F&I, net revenue increasing by $12.1 million (6%) over the same period. We continued to benefit from a favorable consumer lending environment, which allowed for our customers to take advantage of a broad array of F&I products and our continued focus on improving the F&I results at our lower-performing stores.
Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2019	% of Gross Profit	2018	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$282.2	32.5%	$270.1	32.9%	$12.1	(0.4)%
Sales compensation	90.7	10.5%	86.3	10.5%	4.4	—%
Share-based compensation	10.4	1.2%	8.2	1.0%	2.2	0.2%
Outside services	61.4	7.1%	61.4	7.5%	—	(0.4)%
Advertising	27.7	3.2%	23.5	2.9%	4.2	0.3%
Rent	20.3	2.3%	19.0	2.3%	1.3	—%
Utilities	12.5	1.4%	12.3	1.5%	0.2	(0.1)%
Insurance	10.5	1.2%	10.6	1.3%	(0.1)	(0.1)%
Other	78.0	9.1%	72.2	8.7%	5.8	0.4%
Selling, general, and administrative expense	$593.7	68.5%	$563.6	68.6%	$30.1	(0.1)%
Gross profit	$867.3		$821.2

Same Store:
Personnel costs	$271.3	32.6%	$266.2	32.9%	$5.1	(0.3)%
Sales compensation	86.6	10.4%	84.5	10.4%	2.1	—%
Share-based compensation	10.4	1.2%	8.2	1.0%	2.2	0.2%
Outside services	58.6	7.0%	60.3	7.5%	(1.7)	(0.5)%
Advertising	25.1	3.0%	22.9	2.8%	2.2	0.2%
Rent	20.1	2.4%	19.0	2.3%	1.1	0.1%
Utilities	12.0	1.4%	12.2	1.5%	(0.2)	(0.1)%
Insurance	9.6	1.2%	10.3	1.3%	(0.7)	(0.1)%
Other	$75.7	9.2%	$70.8	8.8%	4.9	0.4%
Selling, general, and administrative expense	$569.4	68.4%	$554.4	68.5%	$15.0	(0.1)%
Gross profit	$832.9		$809.3
SG&A expense as a percentage of gross profit was 68.5% for the nine months ended September 30, 2019 compared to 68.6% for the nine months ended September 30, 2018. Same store SG&A expense as a percentage of gross profit decreased 10 basis points from 68.5% for the nine months ended September 30, 2018 to 68.4% for the nine months ended September 30, 2019. The Company benefited from decreases in both outside services and personnel costs on both a total Company and same-store basis during the nine months ended September 30, 2019, in each case partially offset by increases in advertising expense.
Other Operating Expenses (Income), net —
Other operating expenses (income), net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the nine months ended September 30, 2019, the Company recorded expense of $1.0 million, net, which included a $2.4 million pre-tax loss related to the write-off of fixed assets, partially offset by $1.4 million, net of other non-core operating income.
Included in the $1.2 million of other operating income, net for the nine months ended September 30, 2018, was a $0.7 million gain resulting from legal settlements and $0.4 million, net of other non-core operating income.
Floor Plan Interest Expense —
Floor plan interest expense increased by $6.7 million (29%) to $29.7 million during the nine months ended September 30, 2019 compared to $23.0 million during the nine months ended September 30, 2018 as a result of an increase in LIBOR from which our floor plan interest rate is calculated and increased floor plan borrowings as a result of higher new vehicle inventory levels.
Income Tax Expense —
The $2.8 million (6%) increase in income tax expense was primarily the result of a $16.0 million (9%) increase in income before income taxes, partially offset by a lower estimated annual effective rate and an excess tax benefit related to the vesting of share-based awards. Our effective tax rate for the nine months ended September 30, 2019 was 24.6% compared to 25.2% in the prior comparative period. For 2019, we expect our effective tax rate to be around 25%.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2019, we had total available liquidity of $405.4 million, which consisted of $1.8 million of cash and cash equivalents, $64.9 million of available funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be re-designated to our revolving credit facility, $47.3 million of availability under our revolving credit facility, and $101.4 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of September 30, 2019, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2019 Senior Credit Facility, our other floor plan facilities, our Real Estate Credit Agreement, our Restated Master Loan Agreement, and our mortgage financings (each, as defined below), (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, please refer to Note 13 "Long-Term Debt" and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

•
2019 Senior Credit Facility — On September 25, 2019, the Company and certain of its subsidiaries entered into the 2019 Senior Credit Facility, which amended and restated the Company’s pre-existing second amended and restated credit agreement, dated as of July 25, 2016, among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other lenders party thereto. The 2019 Senior Credit Agreement provides for the following:

Revolving Credit Facility —A $250.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of September 30, 2019, we re-designated $190.0 million of aggregate commitments from the Revolving Credit Facility to the New Vehicle Floor Plan Facility, resulting in $60.0 million of borrowing capacity. In addition, we had $12.7 million in outstanding letters of credit as of September 30, 2019, resulting in $47.3 million of borrowing availability as of September 30, 2019.

New Vehicle Floor Plan Facility — A $1.04 billion New Vehicle Floor Plan Facility. In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of September 30, 2019, we had $738.9 million, which is net of $51.7 million in our floor plan offset account, outstanding under the New Vehicle Floor Plan Facility.

Used Vehicle Floor Plan Facility —A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $101.4 million based on our borrowing base calculation as of September 30, 2019. We began the year with $30.0 million in outstanding borrowings on our used vehicle floor plan facility. During the nine months ended September 30, 2019, we had borrowings of $65.0 million and repayments of $70.0 million, resulting in outstanding borrowings of $25.0 million on our Used Vehicle Floor Plan Facility as of September 30, 2019.

Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of September 30, 2019, $190.0 million of availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility.

Borrowings under the 2019 Senior Credit Facility bear interest, at our option, based on LIBOR or the Base Rate, in each case plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, (i) until the Company delivers a certificate with respect to its consolidated total lease adjusted leverage ratio as of September 30, 2019 to Bank of America, as administrative agent, 1.25% for LIBOR loans and 0.25% for Base Rate loans and (ii) thereafter a range from 1.00% to 2.00% for LIBOR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.10% or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.40% or the Base Rate plus 0.40%.

In addition to the payment of interest on borrowings outstanding under the 2019 Senior Credit Facility, we are required to pay a quarterly commitment fee on total unused commitments thereunder. The fee for unused commitments under the Revolving Credit Facility is between 0.15% and 0.40% per year, based on the Company's total lease adjusted leverage ratio, and the fee for unused commitments under the New Vehicle Facility Floor Plan and the Used Vehicle Facility Floor Plan Facility is 0.15% per year.

•
Manufacturer affiliated new vehicle floor plan and other financing facilities — we have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory, which matures on December 5, 2019. We also have established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of September 30, 2019, we had $122.1

million, net of $13.2 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $90.0 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts Payable and Accrued Liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
6.0% Senior Subordinated Notes due 2024 — as of September 30, 2019 we had $600.0 million in aggregate principal amount outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024.

•	Mortgage notes — as of September 30, 2019, we had $127.3 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
Restated Master Loan Agreement — provides for term loans to certain of our subsidiaries (the "Restated Master Loan Agreement"). Borrowings under the Restated Master Loan Agreement are guaranteed by us and are collateralized by the real property financed under the Restated Master Loan Agreement. As of September 30, 2019, the outstanding balance under the Restated Master Loan Agreement was $79.5 million. There is no further borrowing availability under this agreement.

•
Prior Real Estate Credit Agreement — a real estate term loan credit agreement with borrowings collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder (the "Prior Real Estate Credit Agreement"). As of September 30, 2019, we had $36.1 million of mortgage note obligations outstanding under the Prior Real Estate Credit Agreement. There is no further borrowing availability under this agreement.

•
2018 Bank of America Facility —On November 13, 2018, the Company and certain of its subsidiaries entered into a real estate term loan credit agreement (the “Bank of America Credit Agreement") with Bank of America N.A., which provides for term loans in an aggregate amount not to exceed $128.1 million (the "Bank of America Facility"). On November 13, 2018, we borrowed an aggregate amount of $24.8 million under the Bank of America Credit Agreement, a portion of which was used to refinance certain of the Company’s other outstanding mortgage indebtedness. All of the real property financed by an operating dealership subsidiary of the Company under the Bank of America Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of September 30, 2019, we had $24.8 million of outstanding borrowings under the 2018 Bank of America Facility.

Effective May 1, 2019, the Company and certain of its subsidiaries entered into the 2019 Amendments, which reduced the applicable interest rates for the 2018 Bank of America Facility and the Prior Real Estate Credit Agreement.

•
2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain subsidiaries of the Company entered into a master loan agreement (the “Wells Fargo Master Loan Agreement”) with Wells Fargo Bank, National Association, as lender which provides for term loans to certain of the Company’s subsidiaries that are borrowers under the Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "Wells Fargo Master Loan Facility"). On November 16, 2018, we borrowed an aggregate amount of $25.0 million under the Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. Borrowings under the Wells Fargo Master Loan Facility are guaranteed by the Company pursuant to an unconditional guaranty, and all of the real property financed by any operating dealership subsidiary of the Company under the Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of September 30, 2019, we had $25.0 million outstanding borrowings under the Wells Fargo Master Loan Facility.

Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2019.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2019 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of September 30, 2019, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the three and nine months ended September 30, 2019, we repurchased 42,965 and 202,379 shares, respectively, of our common stock under the Repurchase Program for a total of $4.0 million and $15.3 million, respectively. As of September 30, 2019, we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
During the three and nine months ended September 30, 2019, we also repurchased 2,128 and 72,368 shares, respectively, of our common stock for $0.2 million and $5.2 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Nine Months Ended September 30,
	2019	2018
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$347.7	$106.4
New vehicle floor plan borrowings —non-trade, net	(179.4)	78.3
Cash provided by operating activities, as adjusted	$168.3	$184.7
Operating Activities—
Net cash provided by operating activities totaled $347.7 million and $106.4 million, for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by operating activities, as adjusted, totaled $168.3 million and $184.7 million for the nine months ended September 30, 2019 and 2018, respectively.
The $16.4 million decrease in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily the result of the following:
• $73.0 million decrease related to the change in inventory, net of floor plan borrowings; and
• $2.8 million decrease related to the timing of collection of accounts receivable and contracts-in-transit.
The decrease in our cash provided by operating activities, as adjusted, was partially offset by:

•	$37.4 million increase related to the change in accounts payable and other current liabilities;

•	$21.9 million increase related to non-cash adjustments to net income; and

•	$0.1 million increase related to the change in other current assets and other long-term assets and liabilities, net.
Investing Activities—
Net cash used in investing activities totaled $206.2 million and $132.8 million, for the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures, excluding the purchase of real estate, were $28.7 million and $21.5 million for the nine months ended September 30, 2019 and 2018, respectively. We expect that capital expenditures for 2019 will total approximately $45.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the nine months ended September 30, 2019, we acquired the assets of nine franchises (five dealership locations) and one collision center in the Indianapolis, Indiana market and one franchise (one dealership location) in the Denver, Colorado market for a purchase price of $210.4 million. We funded these acquisitions with an aggregate of $153.9 million of cash and $55.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.2 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $0.8 million of purchase price holdbacks related to a prior year acquisition.
During the nine months ended September 30, 2018, we acquired three franchises (three dealership locations) for an aggregate purchase price of $93.2 million which included purchase price holdbacks of $1.9 million for potential indemnity claims made by us with respect to the acquired franchises.
During the nine months ended September 30, 2019, we divested one franchise (one dealership location) and one collision center in the Houston, Texas market for proceeds of $39.1 million. In connection with the divestiture, we repaid $2.7 million of outstanding mortgage debt.
During the nine months ended September 30, 2019 and 2018, we received cash proceeds of $7.5 million and $2.0 million, respectively, from the sale of vacant properties previously included in Assets Held for Sale.
During the nine months ended September 30, 2019 and 2018, purchases of real estate, including previously leased real estate, totaled $14.1 million and $22.0 million, respectively.

As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $148.0 million for the nine months ended September 30, 2019. Net cash provided by financing activities totaled $28.5 million for the nine months ended September 30, 2018.
During the nine months ended September 30, 2019 and 2018, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $3.12 billion and $3.31 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with a divestiture, of $3.27 billion and $3.23 billion, respectively.
During the nine months ended September 30, 2019 and 2018, we had floor plan borrowings of $55.3 million and $22.7 million, respectively, related to acquisitions.
During the nine months ended September 30, 2019, we had non-trade floor plan repayments associated with a divestiture of $14.1 million.
Repayments of borrowings totaled $12.0 million and $10.7 million, for the nine months ended September 30, 2019 and 2018, respectively. In addition, payments of debt issuance costs totaled $2.3 million for the nine months ended September 30, 2019.
During the nine months ended September 30, 2019, we repurchased a total of 202,379 shares of our common stock under our Repurchase Program for a total of $15.3 million and 72,368 shares of our common stock for $5.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $891.5 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of September 30, 2019, a 100 basis point change in interest rates could result in a change of as much as $8.9 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2019 and 2018 by $30.7 million and $28.4 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in February 2025. The notional value of this swap was $81.1 million as of September 30, 2019 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in September 2023. The notional values of this swap as of September 30, 2019 was $53.7 million and will reduce over its remaining term to $38.7 million at maturity.
For additional information about the effect of our derivative instruments, please refer to Note 10 "Financial Instruments and Fair Value" within the accompanying Condensed Consolidated Financial Statements.

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
Changes in Internal Control Over Financial Reporting
The adoption of ASC 842, effective January 1, 2019, required the implementation of new accounting processes and a new information technology application to calculate right-of-use assets and lease liabilities which changed our internal controls over lease accounting and financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding common stock repurchases by the Company on a monthly basis during the three month period ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)(1)
07/01/2019 - 07/31/2019	1,527	$84.31	—	$70.2
08/01/2019 - 08/31/2019	43,149	$92.80	42,965	$66.3
09/01/2019 - 09/30/2019	417	$101.63	—	$66.3
Total	45,093		42,965
(1) On January 30, 2014, our Board of Directors authorized our Repurchase Program. On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.  During the three months ended September 30, 2019, we repurchased 42,965 shares of our common stock under the Repurchase Program for a total of $4.0 million and 2,128 shares of our common stock for $0.2 million from employees in connection with a net share settlement feature of employee equity-based awards. As of September 30, 2019, we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1	Eighth Supplemental Indenture, dated as of August 14, 2019, among Asbury IN TOY, LLC, Asbury Automotive Group, Inc., and U.S. Bank National Association, as Trustee
10.1
Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.2
Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.3
Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.4
Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.5
Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.6
Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.7	Form of Equity Award Agreement for awards made under the 2019 Equity and Incentive Compensation Plan
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	October 30, 2019	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date:	October 30, 2019	By:	/s/ Sean D. Goodman
		Name:	Sean D. Goodman
		Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1	Eighth Supplemental Indenture, dated as of August 14, 2019, among Asbury IN TOY, LLC, Asbury Automotive Group, Inc., and U.S. Bank National Association, as Trustee
10.1
Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.2
Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.3
Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.4
Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.5
Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.6
Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.7	Form of Equity Award Agreement for awards made under the 2019 Equity and Incentive Compensation Plan
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference