Form 10-K
period 2019-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2020-03-02
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was $1.61 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 28, 2020 was 19,278,564.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2019

PART I.
Forward-Looking Information
Certain of the discussions and information included or incorporated by reference in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as "may," "target," "could," "would," "will," "should," "believe," "expect," "anticipate," "plan," "intend," "foresee," and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•	the expected financial and operational performance of Park Place (as defined below);

•	our estimated future capital expenditures, including with respect to the operations of Park Place following the consummation of the Acquisition (as defined below);

•	sales fluctuations to and changes in our relationships with key customers, including the customers of Park Place following the consummation of the Acquisition;

•	the seasonally adjusted annual rate of new vehicle sales in the United States;

•	general economic conditions and its expected impact on our revenue and expenses;

•	our expected parts and service revenue due to, among other things, improvements in vehicle technology;

•	our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;

•	manufacturers' continued use of incentive programs to drive demand for their product offerings;

•	our capital allocation strategy, including as it relates to acquisitions and divestitures, stock repurchases, dividends and capital expenditures; and

•	the growth of the brands that comprise our portfolio over the long-term and other factors.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Asset Purchase Agreement (as defined below), including the risk that the necessary manufacturer approvals may not be obtained;

•
the ability to consummate the Acquisition and the other transactions on the terms or timeline currently contemplated or at all, successfully integrate the operations of Park Place into our existing operations and the diversion of management's attention from ongoing business and regular business responsibilities to effect such integration;

•	the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, the Acquisition;

•	disruption from the Acquisition, making it more difficult to maintain relationships with customers or suppliers of Park Place;

•
changes in general economic and business conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit in a rising interest rate environment, fuel prices, levels of discretionary personal income and interest rates;

•	our ability to execute our balanced automotive retailing and service business strategy;

•	our ability to attract and retain skilled employees;

•	adverse conditions affecting the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;

•	changes in the mix and total number of vehicles we are able to sell;

•	our outstanding indebtedness and our continued ability to comply with applicable covenants in our various financing and lease agreements, or to obtain waivers of these covenants as necessary;

•	high levels of competition in our industry, which may create pricing and margin pressures on our products and services;

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

•	our ability to consummate planned mergers, acquisitions and dispositions;

•	any disruptions in the financial markets, which may impact our ability to access capital;

•	our relationships with, and the financial stability of, our lenders and lessors;

•
significant disruptions in the production and delivery of vehicles and parts for any reason, including natural disasters, product recalls, work stoppages or other occurrences that are outside of our control;

•	our ability to execute our initiatives and other strategies;

•	our ability to leverage gains from our dealership portfolio; and

•	in addition to the Acquisition, our ability to successfully integrate businesses we may acquire, or that any business we acquire may not perform as we expected at the time we acquired it.
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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our website at http://www.asburyauto.com as soon as practical after such reports are filed with the U.S. Securities and Exchange Commission (the "Commission"). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2020 Annual Meeting of Stockholders, when filed, will also be available on our website, and at the URL stated in such proxy statement. We also make available on our website copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:

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
As of December 31, 2019, we owned and operated 107 new vehicle franchises, representing 31 brands of automobiles at 88 dealership locations, and 25 collision centers in 17 metropolitan markets within 10 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes vehicle repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance products ("F&I"), including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation, prepaid maintenance, and credit life and disability insurance.
Park Place Acquisition
On December 11, 2019, our wholly-owned subsidiary, Asbury Automotive Group, LLC ("Purchaser"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with certain members of the Park Place Dealership family of entities, Park Place Mid-Cities, Ltd., a Texas limited partnership, and the identified principal. Also on December 11, 2019, Purchaser entered into a Real Estate Purchase Agreement (the "Real Estate Purchase Agreement" and, together with the Asset Purchase Agreement, the "Transaction Agreements") with certain members of the Park Place Dealership family of entities ("Park Place"). Pursuant to the Transaction Agreements, we will acquire substantially all of the assets of, and certain real property related to (collectively, the "Acquisition"), the businesses described in the Asset Purchase Agreement for a purchase price of approximately $1.0 billion (excluding vehicle inventory), reflecting $785.0 million of goodwill, approximately $215.0 million for real estate and leaseholds and approximately $30 million for parts and fixed assets, in each case subject to certain adjustments described in the Transaction Agreements.
Park Place, based in Dallas, Texas, is one of the country's largest luxury dealer groups, with an attractive portfolio of high volume, award-winning, luxury dealerships and high-quality real estate. Park Place consists of a collection of:

•	ten luxury dealerships, including one dealership scheduled to open in the first quarter of 2020;

•	an auto auction business for wholesaling used cars; and

•	a subscription service platform that offers customers access to a range of luxury vehicles for a monthly fee.
The operating assets expected to be acquired include 19 new vehicle franchises, 17 of which are located in the Dallas/Fort Worth market: 3 Mercedes-Benz, 2 Lexus, 1 Jaguar, 1 Land Rover, 1 Porsche, 1 Volvo, 1 Bentley, 1 Rolls Royce, 1 McLaren, 1 Maserati, 1 Koenigsegg and 3 Sprinter. In addition to these 17 new vehicle franchises, Park Place has rights to 1 Jaguar and 1 Land Rover open point in Austin, Texas that are both expected to open under a single dealership facility late in the first quarter of 2020.
We believe the Acquisition strengthens our dual strategy of driving operational excellence and deploying capital to its highest return. We believe Park Place is a highly efficient operator of luxury stores, with a strong base of loyal clients and approximately 2,100 team members throughout the growing Dallas/Fort Worth market. We expect that our demonstrated success acquiring and integrating well-run businesses will provide us the opportunity to leverage the best practices of both businesses going forward.

Asbury Automotive
The following charts present the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2019:

Our new vehicle franchise retail network is made up of dealerships located in 17 metropolitan markets in ten states operating primarily under 10 locally-branded dealership groups. The following chart provides a detailed breakdown of our markets, brand names, and franchises as of December 31, 2019:

Dealership Group	Market	Franchise Brand Name

Coggin Automotive Group	Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz
	Jacksonville, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Nissan(a), Toyota
	Orlando, FL	Ford, Honda(a), Hyundai, Lincoln

Courtesy Autogroup	Tampa, FL	Chrysler, Dodge, Genesis, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, smart(c), Sprinter, Toyota

Crown Automotive Company	Durham, NC	Honda
	Fayetteville, NC	Dodge, Ford
	Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
	Greenville, SC	Jaguar, Land Rover, Lexus, Nissan, Porsche, Toyota, Volvo
	Charlottesville, VA	BMW
	Richmond, VA	Acura, BMW(a), MINI

David McDavid Auto Group	Austin, TX	Acura
	Dallas/Fort Worth, TX	Acura, Ford, Honda(a), Lincoln

Bill Estes & Hare Automotive Group	Indianapolis, IN	Buick, Chevrolet(b), Chrysler, Dodge, Ford, GMC, Honda, Isuzu, Jeep, Toyota

Gray-Daniels Auto Family	Jackson, MS	Chevrolet, Ford, Lincoln, Nissan(a), Toyota

Mike Shaw Subaru	Denver, CO	Subaru

Nalley Automotive Group	Atlanta, GA	Acura, Audi, Bentley, BMW, Chevrolet, Ford, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan(a), Toyota(b), Volkswagen

Plaza Motor Company	St. Louis, MO	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), smart(c), Sprinter(a)
_____________________________

(a)	This market has two of these franchises.

(b)	This market has three of these franchises.

(c)	Parts and service operations only.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2019 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2019:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Mercedes-Benz	4	7%
Lexus	4	7
BMW	7	6
Acura	6	4
Infiniti	4	3
Audi	2	3
Lincoln	3	1
Volvo	2	1
Land Rover	2	1
Jaguar	2	*
Genesis	1	*
Porsche	1	*
Bentley	1	*
Other (a)		1
Total Luxury	39	34%
Import
Honda	12	18%
Toyota	8	13
Nissan	9	8
Kia	2	2
Hyundai	3	2
Volkswagen	1	1
Subaru	1	*
MINI	1	*
smart (b)	—	*
Isuzu	1	*
Sprinter	3	*
Other (c)		1
Total Import	41	45%
Domestic
Ford	7	9%
Chevrolet	6	6
Dodge	4	3
Jeep	3	2
GMC	2	1
Chrysler	3	*
Buick	2	*
Total Domestic	27	21%
Total Franchises	107	100%
(a) Other Luxury consists of Jaguar, Genesis, Porsche and Bentley.
(b) Two Franchise agreements pursuant to which we perform parts and service operations.
(c) Other Import consists of Subaru, MINI, Isuzu and Sprinter.
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2019.

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
Invest in and attract top talent to improve backend operations and front-line service
We believe the core of our business success lies in our talent pool, so we are focused on obtaining and retaining the best people. Our executive management team has extensive experience in the auto retail sector, and is able to leverage experience from all positions throughout the Company. In addition, we believe that local management of dealership operations enables our retail network to provide market specific responses to sales, customer service and inventory requirements. The general manager of each of our dealerships is responsible for the operations, personnel and financial performance of that dealership as well as other day-to-day operations.
Implement best practices and improve productivity
We have discipline-specific executives who focus on increasing the penetration of current services and expanding the breadth of our offerings to customers through the implementation of best practices and continuous training on our technology solutions throughout our dealership network. In addition, we have marketing initiatives designed to attract customers to our online channels and mobile applications.
We tie management and employee compensation at various operational levels to performance through incentive-based pay systems based on various metrics, including dealership profitability, departmental profitability, customer satisfaction and individual performance, as appropriate. In addition, a portion of management's compensation is variable-based in nature, including an annual cash bonus based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets and a component of equity compensation tied to our financial performance in comparison to our peer group.
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
Centralize, streamline, and automate processes
Our Dealership Support Center ("DSC") management is responsible for our capital expenditure and operating strategy, while the implementation of our operating strategy rests with our market-based management teams and each dealership management team based on the policies and procedures established by DSC management. DSC management and our market-based management teams continuously evaluate the financial and operating results of our dealerships, as well as each dealership's geographical location, and from time to time, make decisions to evaluate new technologies and/or processes to further refine our operational processes.
Leverage our scale and cost structure to improve our operating efficiencies
We are positioned to leverage our significant scale so that we are able to achieve competitive operating margins by centralizing and streamlining various back-office functions. We are able to improve financial controls and lower servicing costs by maintaining key store-level accounting and administrative activities in our shared service centers, and we leverage our scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships. Similarly, we are able to leverage our scale to implement these best practices when integrating newly acquired dealerships allowing us to continue to improve our operating efficiencies.

Successfully integrate Park Place and maximize the benefits of this transformational Acquisition
We have a well-defined integration plan for Park Place. Park Place already performs at a high level and is operated by seasoned general managers, with an average tenure of approximately 20 years, who we expect to retain. Our integration strategy is focused on achieving cost savings at a corporate level from duplicative functions and implementing our training programs and F&I product offerings at Park Place to achieve higher F&I income per vehicle sold. Asbury and Park Place utilize the same operational, human resources and accounting information technology systems, which we expect to support as part of the integration process. Additionally, we have ample internal resources at Asbury to manage the integration process.
Deploy capital to highest risk adjusted returns
Our capital allocation decisions are made within the context of maintaining sufficient liquidity and a prudent capital structure. We target a 2.5x to 3.0x net leverage ratio, and our primary focus for capital allocation will be to decrease our debt levels; however, we believe our cash position and borrowing capacity, combined with our current and expected future cash generation capability, provides us with financial flexibility to enhance shareholder value through capital deployment by reinvesting in our business, acquiring dealerships as well as repurchasing shares, when prudent.
Continue to invest in our business
We continually evaluate our existing dealership network and seek to make strategic investments that will increase the capacity of our dealerships and improve the customer experience. In addition, we continue to execute on our strategy of selectively acquiring our leased properties where financing rates make it attractive to be an owner and provide us a further means to finance our business.
Evaluate opportunities to refine our dealership portfolio
We continually evaluate the financial and operating results of our dealerships, as well as each dealership's geographical location and, based on various financial and strategic rationales, may make decisions to dispose of dealerships to refine our dealership and real estate portfolio. We also evaluate dealership acquisition opportunities based on market position and geography, brand representation and availability, key personnel and other factors.
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
Employees
As of December 31, 2019, we employed approximately 8,500 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
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
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse, to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2019, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	22%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	20%
Nissan North America, Inc. (Nissan and Infiniti)	11%
Ford Motor Company (Ford and Lincoln)	10%
Mercedes-Benz USA, LLC (Mercedes-Benz, smart and Sprinter)	7%
BMW of North America, LLC (BMW and Mini)	6%
Similar to automotive retailers, vehicle manufacturers may be affected by the long-term U.S. and international economic climate. In addition, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell, many of which are outside of our control, including: (i) changes in their respective financial condition; (ii) changes in their respective marketing efforts; (iii) changes in their respective reputation; (iv) manufacturer and other product defects, including recalls; (v) changes in their respective management; (vi) disruptions in the production and delivery of vehicles and parts due to natural disasters or other reasons; and (vii) issues with respect to labor relations. Our business is highly dependent on consumer demand and brand preferences for our manufacturers products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope. Manufacturer recall campaigns could adversely affect our new and used vehicle sales or customer residual trade-in valuations, could cause us to temporarily remove vehicles from our inventory, could force us to incur increased costs, and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Vehicle manufacturers that produce vehicles outside of the U.S. are subject to additional risks including changes in quotas, tariffs or duties, fluctuations in foreign currency exchange rates, regulations governing imports and the costs related thereto, and foreign governmental regulations.
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
In addition, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of vehicle and parts inventories to us or our manufacturing partners. For example, in early 2020, the outbreak of a novel coronavirus in Wuhan, China has led to quarantines of a significant number of Chinese cities and widespread disruptions to travel and economic activity in that region and other countries.  Until such time as the coronavirus is contained, the outbreak may lead to quarantines of additional cities or regions, including cities or regions in the United States, which may lead us to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of our customers to visit our stores to purchase products or service their vehicles and (iii) overall health of our labor force.   At this time, it is unclear what effect, if any, the outbreak and resulting disruptions may have on the automotive manufacturing vehicle and parts supply chain, the health of our labor force and the ability and willingness of our customers to visit our stores to purchase products or service their vehicles. Such disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our outstanding indebtedness, ability to incur additional debt and the provisions in the agreements governing our debt, and certain other agreements, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
As of December 31, 2019, we had total debt of $943.3 million, (which excluded $28.1 million mortgage notes payable classified as Liabilities associated with assets held for sale) and total floor plan notes payable of $788.0 million, (which excluded $62.8 million floor plan notes payable classified as Liabilities associated with assets held for sale). We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred.
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
Our failure to comply with any of these covenants in the future could constitute a default under the relevant agreement, which could, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to repay those borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition, results of operations and/or cash flows. In many cases, a default under one of our debt, mortgage, or other agreements, could trigger cross-default provisions in one or more of our other debt or mortgage agreements. There can be no assurance that our creditors would agree to an amendment or waiver of our covenants. In the event we obtain an amendment or waiver, we would likely incur additional fees and higher interest expense.
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
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2019, each one percent increase in market interest rates would increase our total annual interest expense by as much as $9.7 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
In addition, many of our loans and obligations for borrowed money are priced on variable interest rates tied to the London Interbank Offering Rate, or LIBOR. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. The Company has negotiated in certain of its principal debt instruments a procedure for replacing LIBOR. However, the discontinuance or modification of LIBOR, the introduction of alternative reference rates or other reforms to LIBOR could cause the interest rate calculated to be materially different than expected. This would adversely affect our asset/liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. The cessation of LIBOR may also cause confusion that could disrupt the capital and credit markets and result in our inability to access capital required in the future to finance, among other things, acquisitions, working capital and capital expenditures.
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
For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness and customer satisfaction, and require us to obtain manufacturer consent before we can acquire dealerships selling a manufacturer's automobiles. From time to time, we may be precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, customer satisfaction and sales effectiveness) until our performance improves in accordance with the agreements, subject to applicable state franchise laws. In addition, many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own and certain manufacturers place limits on the number of franchises or share of total brand vehicle sales that may be maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets, which limits may be applicable to the Company as a result of the Acquisition. If we reach any of these limits, we may be prevented from making further acquisitions, or we may be required to dispose of certain dealerships, whether as a result of the Acquisition or otherwise, which could adversely affect our future growth. We cannot provide assurance that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.
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
If state laws that protect automotive retailers are repealed, weakened, or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal, or renegotiation of their dealer agreements, which could have a material adverse effect on our business, results of operations and financial condition.
Applicable state laws generally provide that an automobile manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth "good cause" and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer's criteria within a notice period to avoid the termination or non-renewal. Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws, and, though unsuccessful to date, manufacturers' ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition, and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede the state laws that protect automotive retailers resulting in the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, financial condition, and results of operations.
A failure of any of our information systems or those of our third-party service providers, or a data security breach with regard to personally identifiable information ("PII") about our customers or employees, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We depend on the efficient operation of our information systems and those of our third-party service providers. We rely on information systems at our dealerships in all aspects of our sales and service efforts, as well in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on a common dealership management system ("DMS"). Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us or fail to perform as designed for an extended period of time, or (ii) our relationship with our DMS provider or any other third-party provider deteriorates. Additionally, any disruption to access and connectivity of our information systems due to natural disasters, power loss or other reasons could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.
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
Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, results of operations, financial condition, cash flows, reputation and prospects could suffer.
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
In addition, there is a risk that our employees could engage in misconduct that violates the laws or regulations to which we are subject. It is not always possible to detect or prevent employee misconduct, and the precautions we take to detect and deter this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, our business and reputation could be adversely affected.
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
Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of solid and hazardous wastes, investigation and remediation of contamination. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs to comply with such federal and state statutes. In addition, we may become subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. For such potential liabilities, we believe we are entitled to indemnification from other entities. However, we cannot provide assurance that such entities will view their obligations as we do or will be able or willing to satisfy them. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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
We are subject to risks related to the provision of employee health care benefits, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We are, and expect to continue to be, subject to legal and administrative proceedings, which, if the outcomes are adverse to us, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and prospects.
We are involved and expect to continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of any known matters will have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation or prospects. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Property loss or other uninsured liabilities could have a material adverse impact on our results of operations.
We are subject to substantial risk of property loss due to the significant concentration of property at dealership locations, and concentration of dealerships themselves, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships, due to actual or threatened adverse weather conditions or natural disasters, such as hurricanes, tornadoes, floods, and hail storms, or other extraordinary events. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud, and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors, and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits. While we maintain insurance to protect against a number of losses, including cyber-security breaches or attacks, our insurance coverage often contains significant deductibles. In addition, we "self-insure" a portion of our potential liabilities, meaning we do not carry insurance from a third-party for such liabilities, and are wholly responsible for any related losses including for certain potential liabilities that some states prohibit the maintenance of insurance to protect against. In certain instances, our insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost or availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase our self-insured risks. To the extent we incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which we are self-insured, our financial condition, results of operations, or cash flows could be materially adversely impacted.
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
We believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and effectively integrate acquired dealerships into our organization. When seeking to acquire other dealerships, we often compete with several other national, regional and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources than us. Competition for attractive acquisition targets may result in fewer acquisition opportunities for us, and we may have to forgo acquisition opportunities to the extent we cannot negotiate such acquisitions on acceptable terms.
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
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2019, unexpected changes to our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.

Goodwill and manufacturer franchise rights comprise a significant portion of our total assets. We must test our goodwill and manufacturer franchise rights for impairment at least annually, which could result in a material, non-cash write-down of goodwill or manufacturer franchise rights and could have a material adverse effect on our results of operations and stockholders' equity.
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers.  Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a sub-set of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment. An impairment loss could have a material adverse effect on our results of operations and stockholders' equity. During the years ended December 31, 2019 and 2018, we recognized $7.1 million and $3.7 million, respectively, in pre-tax non-cash impairment charges associated with manufacturer franchise rights recorded at certain dealerships. See Note 9 "Goodwill and Intangible Franchise Rights" of the Notes to Consolidated Financial Statements for more information.
Technological advances, including increases in ride sharing applications, electric vehicles and autonomous vehicles in the long-term could have a material adverse effect on our business.
The automotive industry is predicted to experience change over the long-term. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain, and may include lower levels of vehicle sales. In addition, technological advances are facilitating the development of driverless vehicles. The eventual timing of widespread availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the automotive retail industry is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the role of franchised dealers, any of which could materially adversely affect our business, financial condition and results of operations.  The widespread adoption of electric and battery powered vehicles also could have a material adverse effect on the profitability of our parts and service business.
Risks Related to the Acquisition
The Acquisition, if consummated, will create numerous risks and uncertainties which could adversely affect our business and results of operations.

After consummation of the Acquisition, we will have significantly more sales, assets and employees than we did prior to the transaction. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business with that of Park Place. There is a significant degree of difficulty and management involvement inherent in that process.

These difficulties include:

•	integrating the operations of Park Place while carrying on the ongoing operations of our business;

•	managing a significantly larger company than before consummation of the Acquisition;

•
the possibility of faulty assumptions underlying our expectations regarding the (i) integration process, including, among other things, unanticipated delays, costs or inefficiencies, and (ii) retention of key employees;

•	the effects of unanticipated liabilities;

•	operating a more diversified business;

•	integrating two separate business cultures, which may prove to be incompatible;

•	attracting and retaining the necessary personnel associated with the business of Park Place following the Acquisition;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.

As a private company, Park Place was not required to obtain an audit of its internal control over financial reporting or otherwise have such internal control assessed, except to the extent required in connection with audits pursuant to GAAP; however, following the consummation of the Acquisition, the financial systems of Park Place will be integrated into our financial system and subject to the internal control audit required with respect to the Company as a public company.
If any of these factors limits our ability to integrate Park Place into our operations successfully or on a timely basis, the expectations of future results of operations, including certain run-rate synergies expected to result from the Acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the Acquisition, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.
We may be unable to realize the anticipated cost savings or operational improvements or may incur additional and/or unexpected costs in order to realize them.
There can be no assurance that we will be able or realize the anticipated cost savings or operational improvements from the proposed transaction in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. We are implementing a series of cost savings initiatives at the Combined Company that we expect to result in recurring, annual run-rate cost savings. We expect to incur one-time, non-recurring costs to achieve such synergies.
These or any other cost savings or operational improvements that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated savings will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses.
Failure to realize the expected costs savings and operating synergies related to the Acquisition could result in increased costs and have an adverse effect on the combined Company's financial results and prospects.
If the Acquisition is consummated, our post-closing recourse for liabilities related to Park Place is limited.
As part of the Acquisition, we will assume certain liabilities of Park Place. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into Park Place. In addition, as Park Place is integrated, we may learn additional information about Park Place, such as unknown or contingent liabilities or other issues relating to the operations of Park Place. Any such liabilities or issues, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. Under the Asset Purchase Agreement, the Sellers will be liable for certain breaches of representations, warranties and covenants but our recovery may be contingent upon the aggregate damages arising out of any such breaches exceeding specified dollar thresholds and is subject to other time-based and monetary-based limitations. Accordingly, we may not be able to enforce certain claims against the sellers with respect to liabilities of Park Place.
We do not currently control Park Place and will not control Park Place until completion of the Acquisition.
We do not currently control Park Place and will not control Park Place until completion of the Acquisition. The Asset Purchase Agreement imposes certain limitations on how Park Place manages its business, but we cannot assure you that Park Place's business will be operated in the same way as it would be under our control.
The purchase price for the Acquisition could increase significantly from our estimates, which may adversely impact our liquidity.
The purchase price for the Acquisition will be based, in part, on the value of vehicle inventory at the Park Place dealerships on the closing date of the Acquisition. The value of vehicle inventories at automobile dealerships fluctuates significantly due to changes in economic conditions, the availability of consumer financing and the seasonality of demand for vehicles, among other factors. If the value of the vehicle inventory at the Park Place dealerships is greater than we currently estimate, we will be required to pay additional purchase price consideration, which may require use to draw on existing sources of liquidity, including the Revolving Credit Facility (as defined below) and cash on hand. To the extent we are required to pay a higher purchase price for the Acquisition, we may have less liquidity to fund our other operations and growth strategies, which may adversely impact our financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. As of December 31, 2019, our operations encompassed 88 franchised dealership locations throughout ten states, and 25 collision repair centers as follows:

	Dealerships			Collision Repair Centers
Dealership Group:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	5	3		2	—
Crown Automotive Company	13	5	(b)	3	—
David McDavid Auto Group	6	—		3	1
Bill Estes & Hare Automotive Group	8	—		1	1
Gray-Daniels Auto Family	—	5	(b)	—	1
Mike Shaw Subaru	1	—		—	—
Nalley Automotive Group	18	1		4	1
Plaza Motor Company	6	1	(b)	—	1
Total	69	19		18	7
______________________________________

(a)	Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.

(b)	Includes one dealership location where we lease the underlying land but own the building facilities on that land.
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
We did not pay any dividends during any of these periods. On February 28, 2020, the last reported sale price of our common stock on the NYSE was $88.64 per share, and there were approximately 514 record holders of our common stock.
Our credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other agents and lenders party thereto (the "2019 Senior Credit Facility") and the Indenture governing our 6.0% Notes (the "Indenture") and the Indentures governing the New Senior Notes (as defined below) (collectively, the "Indentures") currently allow for us to make certain restricted payments, including payments to repurchase shares of our common stock, among other things, subject to our continued compliance with certain covenants. For additional information, see the "Covenants and Defaults" section within "Liquidity and Capital Resources."

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
During the year ended December 31, 2019, we repurchased 202,379 shares of our common stock under the Repurchase Program for a total of $15.3 million and an additional 72,368 shares of our common stock for $5.2 million from employees in connection with a net share settlement feature of employee equity-based awards. As of December 31, 2019, we had remaining authorization to repurchase up to an additional $66.3 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2019, of a $100 investment in our common stock made on December 31, 2014, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. Certain reclassifications of amounts previously reported have been made to the accompanying income statement data and balance sheet data in order to conform to current presentation. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Years Ended December 31,
Income Statement Data:	2019	2018	2017	2016	2015
	(in millions, except per share data)
REVENUE:
New vehicle	$3,863.3	$3,788.7	$3,561.1	$3,611.9	$3,652.5
Used vehicle	2,131.6	1,972.4	1,834.1	1,876.4	1,931.7
Parts and service	899.4	821.0	786.1	778.5	740.7
Finance and insurance, net	316.0	292.3	275.2	261.0	263.4
TOTAL REVENUE	7,210.3	6,874.4	6,456.5	6,527.8	6,588.3
COST OF SALES	6,041.4	5,771.4	5,400.6	5,469.1	5,527.5
GROSS PROFIT	1,168.9	1,103.0	1,055.9	1,058.7	1,060.8
OPERATING EXPENSES:
Selling, general, and administrative expenses	799.8	755.8	729.7	732.5	729.9
Depreciation and amortization	36.2	33.7	32.1	30.7	29.5
Franchise rights impairment	7.1	3.7	5.1	—	—
Other operating expense (income), net	0.8	(1.1)	1.3	(2.3)	(0.2)
INCOME FROM OPERATIONS	325.0	310.9	287.7	297.8	301.6
OTHER EXPENSES (INCOME):
Floor plan interest expense	37.9	32.5	22.7	19.3	16.1
Other interest expense, net	54.9	53.1	53.9	53.1	44.0
Swap interest expense	—	0.5	2.0	3.1	3.0
Gain on divestitures	(11.7)	—	—	(45.5)	(34.9)
Total other expenses, net	81.1	86.1	78.6	30.0	28.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	243.9	224.8	209.1	267.8	273.4
Income tax expense	59.5	56.8	70.0	100.6	104.0
INCOME FROM CONTINUING OPERATIONS	184.4	168.0	139.1	167.2	169.4
Discontinued operations, net of tax	—	—	—	—	(0.2)
NET INCOME	$184.4	$168.0	$139.1	$167.2	$169.2
Income from continuing operations per common share:
Basic	$9.65	$8.36	$6.69	$7.43	$6.44
Diluted	$9.55	$8.28	$6.62	$7.40	$6.42

	As of December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
	(in millions)
Working capital	$355.6	$249.7	$243.9	$227.5	$323.4
Inventories (a)	1,052.7	1,067.6	826.0	894.9	917.2
Total assets	2,911.3	2,695.4	2,356.7	2,336.1	2,294.1
Floor plan notes payable (b)	850.8	966.1	732.1	781.8	712.2
Total debt (b)	967.5	905.3	875.5	926.7	954.3
Total shareholders' equity	$646.3	$473.2	$394.2	$279.7	$314.5

(a)	Includes amounts classified as Assets held for sale on our Consolidated Balance Sheet.

(b)	Includes amounts classified as Liabilities associated with assets held for sale on our Consolidated Balance Sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2019 we owned and operated 107 new vehicle franchises (88 dealership locations), representing 31 brands of automobiles, and 25 collision centers, in 17 metropolitan markets, within ten states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. For the year ended December 31, 2019, our new vehicle revenue brand mix consisted of 45% imports, 34% luxury, and 21% domestic brands.
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
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during 2019 was 17.0 million compared to 17.3 million in 2018. The automotive retail business continues to benefit from the availability of credit to consumers, strong consumer confidence and historically low unemployment levels. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. We typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter-to-quarter by changing economic conditions, vehicle manufacturer incentive programs, adverse weather events, or other developments outside our control.
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
We had total available liquidity of $472.9 million as of December 31, 2019, which consisted of cash and cash equivalents of $3.5 million, $132.1 million of funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be convert to our revolving credit facility, $47.3 million of availability under our revolving credit facility, and $100.0 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

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
Our only significant identifiable intangible assets, other than goodwill, are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level. The fair value of our manufacturer franchise rights are determined at the acquisition date, by discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic, contractual or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business. We performed quantitative impairment tests as of October 1, 2019, and identified six dealerships with franchise rights carrying values that exceeded their fair values, and as a result, recorded non-cash impairment charges of $7.1 million.
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
F&I Chargeback Reserves
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed asset protection (known as "GAP") debt cancellation, and other insurance to customers (collectively "F&I"). F&I commissions are recorded at the time the associated vehicle is sold.
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
Our F&I cash chargebacks for the years ended December 31, 2019, 2018, and 2017 were $40.6 million, $37.5 million, and $34.0 million, respectively. Our chargeback reserves were $48.2 million and $44.2 million as of December 31, 2019 and December 31, 2018, respectively. Total chargebacks as a percentage of F&I commissions for the years ended December 31, 2019, 2018, and 2017, were 13%, 13%, and 12%, respectively. A 100 basis point change in our estimated reserve rate for future chargebacks, would change our finance and insurance chargeback reserve by approximately $3.4 million as of December 31, 2019.

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
We had $17.0 million and $16.5 million of insurance reserves for incurred and expected employee medical, workers compensation, property, and general liability claims, net of anticipated insurance recoveries, as of December 31, 2019 and December 31, 2018, respectively. Expenses associated with employee medical, workers compensation, property, and general liability claims, including premiums for insurance coverage, for the years ended December 31, 2019, 2018, and 2017, totaled $33.3 million, $29.9 million, and $27.9 million, respectively.

RESULTS OF OPERATIONS
The Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,863.3	$3,788.7	$74.6	2%
Used vehicle	2,131.6	1,972.4	159.2	8%
Parts and service	899.4	821.0	78.4	10%
Finance and insurance, net	316.0	292.3	23.7	8%
TOTAL REVENUE	7,210.3	6,874.4	335.9	5%
GROSS PROFIT:
New vehicle	159.5	165.2	(5.7)	(3)%
Used vehicle	134.1	129.7	4.4	3%
Parts and service	559.3	515.8	43.5	8%
Finance and insurance, net	316.0	292.3	23.7	8%
TOTAL GROSS PROFIT	1,168.9	1,103.0	65.9	6%
OPERATING EXPENSES:
Selling, general, and administrative	799.8	755.8	44.0	6%
Depreciation and amortization	36.2	33.7	2.5	7%
Franchise rights impairment	7.1	3.7	3.4	92%
Other operating expenses (income), net	0.8	(1.1)	1.9	(173)%
INCOME FROM OPERATIONS	325.0	310.9	14.1	5%
OTHER EXPENSES (INCOME):
Floor plan interest expense	37.9	32.5	5.4	17%
Other interest expense, net	54.9	53.1	1.8	3%
Swap interest expense	—	0.5	(0.5)	(100)%
Gain on divestitures	(11.7)	—	(11.7)	—%
Total other expenses, net	81.1	86.1	(5.0)	(6)%
INCOME BEFORE INCOME TAXES	243.9	224.8	19.1	8%
Income tax expense	59.5	56.8	2.7	5%
NET INCOME	$184.4	$168.0	$16.4	10%
Net income per common share—Diluted	$9.55	$8.28	$1.27	15%

	For the Year Ended December 31,
	2019	2018
REVENUE MIX PERCENTAGES:
New vehicles	53.6%	55.1%
Used retail vehicles	26.9%	25.9%
Used vehicle wholesale	2.6%	2.8%
Parts and service	12.5%	11.9%
Finance and insurance, net	4.4%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	13.6%	15.0%
Used retail vehicles	11.5%	11.5%
Used vehicle wholesale	0.1%	0.2%
Parts and service	47.8%	46.8%
Finance and insurance, net	27.0%	26.5%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.2%	16.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.4%	68.5%
Total revenue during 2019 increased by $335.9 million (5%) compared to 2018, due to a $74.6 million (2%) increase in new vehicle revenue, a $159.2 million (8%) increase in used vehicle revenue, a $78.4 million (10%) increase in parts and service revenue and a $23.7 million (8%) increase in F&I revenue. The $65.9 million (6%) increase in gross profit during 2019 was the result of a $4.4 million (3%) increase in used vehicle gross profit, a $23.7 million (8%) increase in F&I gross profit and a $43.5 million (8%) increase in parts and service gross profit, partially offset by a $5.7 million (3%) decrease in new vehicle gross profit. Our total gross profit margin increased 20 basis points from 16.0% in 2018 to 16.2% in 2019.
Income from operations during 2019 increased by $14.1 million (5%) compared to 2018, primarily due to a $65.9 million (6%) increase in gross profit, partially offset by a $44.0 million (6%) increase in selling, general, and administrative expenses, a $3.4 million increase in franchise rights impairment, a $2.5 million (7%) increase in depreciation and amortization expenses, and a $1.9 million increase in other operating expenses (income), net.
Total other expenses (income), net decreased by $5.0 million in 2019, primarily due to an $11.7 million increase in gain on divestitures and a $0.5 million decrease in swap interest expense in 2019, partially offset by a $5.4 million increase in floor plan interest expense, and a $1.8 million increase in other interest expense, net. As a result, income before income taxes increased by $19.1 million (8%) to $243.9 million in 2019. The $2.7 million (5%) increase in income tax expense was primarily attributable to the 8% increase in income before taxes, partially offset by a 3% decrease associated with a lower effective tax rate. Overall, net income increased by $16.4 million (10%) from $168.0 million in 2018 to $184.4 million in 2019.
On January 1, 2019, we adopted ASC 842, utilizing the optional transition relief method, which allowed for the effective date of the new leases standard as the date of initial application. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The adoption of this accounting standard had a minimal impact on the financial results of the Company for the twelve months ended December 31, 2019. For additional information related to the impacts from the adoption of this update, please refer to Note 18 "Leases" within the accompanying Consolidated Financial Statements.
On January 1, 2019, the Company adopted ASU 2017-12. This update aligns the recognition and presentation, which are to be applied prospectively, of the effects of the hedging instrument and the hedged item in the financial statements. As a result of the adoption of this update, the Company's swap interest expense is now presented within other interest expense, net. Please refer to Note 14 "Financial Instruments and Fair Value" within the accompanying Consolidated Financial Statements for additional details regarding the Company's interest rate swap agreements.
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
New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,318.7	$1,235.3	$83.4	7%
Import	1,742.4	1,790.2	(47.8)	(3)%
Domestic	802.2	763.2	39.0	5%
Total new vehicle revenue	$3,863.3	$3,788.7	$74.6	2%
Gross profit:
Luxury	$83.3	$80.0	$3.3	4%
Import	42.1	52.6	(10.5)	(20)%
Domestic	34.1	32.6	1.5	5%
Total new vehicle gross profit	$159.5	$165.2	$(5.7)	(3)%
New vehicle units:
Luxury	23,988	22,979	1,009	4%
Import	61,420	62,939	(1,519)	(2)%
Domestic	19,835	19,357	478	2%
Total new vehicle units	105,243	105,275	(32)	—%

Same Store:
Revenue:
Luxury	$1,314.4	$1,235.3	$79.1	6%
Import	1,687.1	1,744.8	(57.7)	(3)%
Domestic	681	763.2	(82.2)	(11)%
Total new vehicle revenue	$3,682.5	$3,743.3	$(60.8)	(2)%
Gross profit:
Luxury	$83.4	$80.0	$3.4	4%
Import	39.9	51.0	(11.1)	(22)%
Domestic	27.9	32.6	(4.7)	(14)%
Total new vehicle gross profit	$151.2	$163.6	$(12.4)	(8)%
New vehicle units:
Luxury	23,890	22,979	911	4%
Import	59,539	61,305	(1,766)	(3)%
Domestic	16,817	19,357	(2,540)	(13)%
Total new vehicle units	100,246	103,641	(3,395)	(3)%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per new vehicle sold	$36,708	$35,989	$719	2%
Gross profit per new vehicle sold	$1,516	$1,569	$(53)	(3)%
New vehicle gross margin	4.1%	4.4%	(0.3)%

Luxury:
Gross profit per new vehicle sold	3,473	3,481	(8)	—%
New vehicle gross margin	6.3%	6.5%	(0.2)%
Import:
Gross profit per new vehicle sold	$685	$836	$(151)	(18)%
New vehicle gross margin	2.4%	2.9%	(0.5)%
Domestic:
Gross profit per new vehicle sold	$1,719	$1,684	$35	2%
New vehicle gross margin	4.3%	4.3%	—%

Same Store:
Revenue per new vehicle sold	$36,735	$36,118	$617	2%
Gross profit per new vehicle sold	$1,508	$1,579	$(71)	(4)%
New vehicle gross margin	4.1%	4.4%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,491	$3,481	$10	—%
New vehicle gross margin	6.3%	6.5%	(0.2)%
Import:
Gross profit per new vehicle sold	$670	$832	$(162)	(19)%
New vehicle gross margin	2.4%	2.9%	(0.5)%
Domestic:
Gross profit per new vehicle sold	$1,659	$1,684	$(25)	(1)%
New vehicle gross margin	4.1%	4.3%	(0.2)%
New vehicle revenue increased by $74.6 million (2%), as a result of a 2% increase in revenue per new vehicle sold, Same store new vehicle revenue decreased by $60.8 million (2%) as a result of a 3% decrease in new vehicle units sold, partially offset by an increase in revenue per new vehicle sold.
The 3% decrease in same store unit sales volume was driven by a 3% and 13% decrease in import and domestic units, respectively, partially offset by a 4% increase in luxury units.
Same store new vehicle gross profit in 2019 decreased by $12.4 million (8%), as a result of a 4% decrease in gross profit per new vehicle sold, and a 3% decrease in unit volumes. Same store new vehicle gross margin decreased 30 basis points to 4.1% in 2019, as a result of margin pressure across our brand offerings, but particularly our import brands, which decreased 50 basis points from 2.9% in 2018 to 2.4% in 2019.

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$1,941.3	$1,783.3	$158.0	9%
Used vehicle wholesale revenues	190.3	189.1	1.2	1%
Used vehicle revenue	$2,131.6	$1,972.4	$159.2	8%
Gross profit:
Used vehicle retail gross profit	$133.1	$127.8	$5.3	4%
Used vehicle wholesale gross profit	1.0	1.9	(0.9)	(47)%
Used vehicle gross profit	$134.1	$129.7	$4.4	3%
Used vehicle retail units:
Used vehicle retail units	88,602	82,377	6,225	8%

Same Store:
Revenue:
Used vehicle retail revenues	$1,848.9	$1,755.7	$93.2	5%
Used vehicle wholesale revenues	183.9	185.4	(1.5)	(1)%
Used vehicle revenue	$2,032.8	$1,941.1	$91.7	5%
Gross profit:
Used vehicle retail gross profit	$126.0	$126.1	$(0.1)	—%
Used vehicle wholesale gross profit	1.1	2.0	(0.9)	(45)%
Used vehicle gross profit	$127.1	$128.1	$(1.0)	(1)%
Used vehicle retail units:
Used vehicle retail units	83,822	80,963	2,859	4%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per used vehicle retailed	$21,910	$21,648	$262	1%
Gross profit per used vehicle retailed	$1,502	$1,551	$(49)	(3)%
Used vehicle retail gross margin	6.9%	7.2%	(0.3)%

Same Store:
Revenue per used vehicle retailed	$22,057	$21,685	$372	2%
Gross profit per used vehicle retailed	$1,503	$1,558	$(55)	(4)%
Used vehicle retail gross margin	6.8%	7.2%	(0.4)%

Used vehicle revenue increased by $159.2 million (8%), due to a $158.0 million (9%) increase in used retail revenue and $1.2 million (1%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $91.7 million (5%) due to a $93.2 million (5%) increase in used vehicle retail revenue, partially offset by a $1.5 million (1%) decrease in used vehicle wholesale revenues.
In 2019, total Company and same store used vehicle retail gross profit margins decreased 30 and 40 basis points to 6.9% and 6.8%, respectively. We primarily attribute the decreases in used vehicle retail gross profit margin to the Company's efforts to grow our sales volume, which benefits our reconditioning and preparation business and finance and insurance, net, as well increased competition and price transparency within the used vehicle marketplace.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 29 days of supply as of December 31, 2019.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions)
As Reported:
Parts and service revenue	$899.4	$821.0	$78.4	10%
Parts and service gross profit:
Customer pay	$317.3	$292.0	$25.3	9%
Warranty	88.8	76.8	12.0	16%
Wholesale parts	23.8	22.8	1.0	4%
Parts and service gross profit, excluding reconditioning and preparation	$429.9	$391.6	$38.3	10%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.7%	0.1%
Reconditioning and preparation *	129.4	124.2	5.2	4%
Total parts and service gross profit	559.3	515.8	43.5	8%

Same Store:
Parts and service revenue	$867.0	$810.9	$56.1	7%
Parts and service gross profit:
Customer pay	$305.4	$288.6	$16.8	6%
Warranty	85.4	76.1	9.3	12%
Wholesale parts	23.4	22.5	0.9	4%
Parts and service gross profit, excluding reconditioning and preparation	$414.2	$387.2	$27.0	7%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.7%	0.1%
Reconditioning and preparation *	124.5	122.0	2.5	2%
Total parts and service gross profit	538.7	509.2	29.5	6%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying Consolidated Statements of Income upon the sale of the vehicle.
The $78.4 million (10%) increase in parts and service revenue was due to a $48.0 million (9%) increase in customer pay revenue, a $21.6 million (15%) increase in warranty revenue, and an $8.8 million (7%) increase in wholesale parts revenue. Same store parts and service revenue increased $56.1 million (7%) from $810.9 million in 2018 to $867.0 million in 2019. The increase in same store parts and service revenue was due to a $32.7 million (6%) increase in customer pay revenue, a $16.4 million (11%) increase in warranty revenue, and a $7.0 million (6%) increase in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $38.3 million (10%) to $429.9 million and same store gross profit, excluding reconditioning and preparation, increased by $27.0 million (7%) to $414.2 million. The $27.0 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $16.8 million (6%) increase in customer pay gross profit, a $9.3 million (12%) increase in warranty gross profit, and a $0.9 million (4.0%) increase in wholesale parts gross profit. We attribute the increase in same store gross profit to our continued strategic focus on customer retention as well as additional warranty work.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$316.0	$292.3	$23.7	8%
Finance and insurance, net per vehicle sold	$1,630	$1,558	$72	5%

Same Store:
Finance and insurance, net	$302.4	$287.1	$15.3	5%
Finance and insurance, net per vehicle sold	$1,643	$1,555	$88	6%
F&I revenue, net increased by $23.7 million (8%) in 2019 when compared to 2018 primarily as a result of a 5% increase in F&I per vehicle retailed and a 3% increase in new and used retail unit sales.
On a same store basis F&I revenue, net increased by $15.3 million (5%) in 2019 when compared to 2018 primarily as a result of a 6% increase in F&I per vehicle retailed.
We continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.

Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2019	% of Gross Profit	2018	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$384.2	32.9%	$362.6	32.9%	$21.6	—%
Sales compensation	122.1	10.4%	115.6	10.5%	6.5	(0.1)%
Share-based compensation	12.5	1.1%	10.5	1.0%	2.0	0.1%
Outside services	85.1	7.3%	83.0	7.5%	2.1	(0.2)%
Advertising	34.4	2.9%	30.6	2.8%	3.8	0.1%
Rent	27.1	2.3%	25.6	2.3%	1.5	—%
Utilities	16.4	1.4%	16.2	1.5%	0.2	(0.1)%
Insurance	14.5	1.2%	14.7	1.3%	(0.2)	(0.1)%
Other	103.5	8.9%	97.0	8.7%	6.5	0.2%
Selling, general, and administrative expense	$799.8	68.4%	$755.8	68.5%	$44.0	(0.1)%
Gross profit	$1,168.9		$1,103.0

Same Store:
Personnel costs	$368.4	32.9%	$357.8	32.9%	$10.6	—%
Sales compensation	116.3	10.4%	113.5	10.4%	2.8	—%
Share-based compensation	12.5	1.1%	10.5	1.0%	2.0	0.1%
Outside services	81.3	7.3%	81.4	7.5%	(0.1)	(0.2)%
Advertising	30.7	2.7%	29.8	2.7%	0.9	—%
Rent	26.9	2.4%	25.5	2.3%	1.4	0.1%
Utilities	15.7	1.4%	16.0	1.5%	(0.3)	(0.1)%
Insurance	13.4	1.2%	14.3	1.3%	(0.9)	(0.1)%
Other	100.8	9.0%	95.1	8.8%	5.7	0.2%
Selling, general, and administrative expense	$766.0	68.4%	$743.9	68.4%	$22.1	—%
Gross profit	$1,119.4		$1,088.0
SG&A expense as a percentage of gross profit decreased 10 basis points from 68.5% in 2018 to 68.4% in 2019. Same store SG&A expense as a percentage of gross profit remained at 68.4% in both 2018 and 2019.
Depreciation and Amortization Expense —
The $2.5 million (7%) increase in depreciation and amortization expense during 2019 compared to 2018, was primarily the result of depreciation associated with dealership acquisitions during 2019, additional assets placed into service during 2019, and depreciation expense associated with the purchase of previously leased properties.
Franchise rights impairment —
We assessed our manufacturer franchise rights for impairment by comparing the present value of cash flows attributable to each franchise right to its carrying value. As a result of our impairment testing, we recognized a $7.1 million pretax non-cash charge related to six dealerships for the year ended December 31, 2019 and a $3.7 million charge related to three dealerships for the year ended December 31, 2018.
Other Operating Expenses (Income), net —
Other operating expenses (income), net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. During the twelve months ended December 31, 2019, the Company recorded expense of $0.8 million, net, which included a $2.6 million pre-tax loss related to the write-off of fixed assets, partially offset by $1.8 million, net of other non-core operating income.

The $1.1 million in other operating income, net for 2018, is primarily due to a $0.7 million gain resulting from legal settlements and $0.4 million of other non-core operating income.
Floor Plan Interest Expense —
Floor plan interest increased by $5.4 million (17%) to $37.9 million during 2019 compared to $32.5 million during 2018, as a result of an increase in LIBOR from which our floor plan interest rate is calculated and increased floor plan borrowings from higher inventory levels during 2019.
Income Tax Expense —
The $2.7 million (5%) increase in income tax expense was the result of a $19.1 million (8%) increase in income before income taxes, partially offset by a decrease as a result of a lower effective tax rate and an excess tax benefit related to the vesting of share-based awards. Our effective tax decreased from 25.3% in 2018 to 24.4% in 2019. The decrease in our effective tax rate was primarily due to a reduced state rate attributed to lower apportionment in certain jurisdictions and statutory rate reductions in states in which the Company has significant activity. We expect our effective tax rate to be between 24.5% and 25.5% for 2020.
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
Total revenue during 2018 increased by $417.9 million (6%) compared to 2017, due to a $227.6 million (6%) increase in new vehicle revenue, a $138.3 million (8%) increase in used vehicle revenue, a $34.9 million (4%) increase in parts and service revenue and a $17.1 million (6%) increase in F&I revenue. The $47.1 million (4%) increase in gross profit during 2018 was the result of a $7.8 million (6%) increase in used vehicle gross profit, a $17.1 million (6%) increase in F&I gross profit and a $26.0 million (5%) increase in parts and service gross profit, partially offset by a $3.8 million (2%) decrease in new vehicle gross profit. Our total gross profit margin decreased 40 basis points from 16.4% in 2017 to 16.0% in 2018, primarily due to margin pressure in our new vehicle and used vehicle business lines.
Income from operations during 2018 increased by $23.2 million (8%) compared to 2017, primarily due to a $47.1 million increase in gross profit and a $2.4 million decrease in other operating (income) expense, net, partially offset by a $26.1 million increase in selling, general and administrative expenses and a $1.6 million (5%) increase in depreciation and amortization expense.
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
On January 1, 2018, we adopted ASC 606 using the modified retrospective method for all revenue contracts not completed as of that date and recognized a cumulative effect adjustment to retained earnings. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for that period. The net impact of adopting ASC 606 for the year ended December 31, 2018 was a decrease to net income of $0.1 million. For additional information related to the adoption effects of this new revenue recognition standard, please refer to Note 2 "Revenue Recognition" within the accompanying Consolidated Financial Statements.
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
The 2% increase in same store unit sale volume was driven by a 2% increase in both luxury and import units. The 2% increase in same store unit sales slightly exceeded 2018 U.S. new vehicle sales, which increased 1% from 17.2 million in 2017 to 17.3 million in 2018.

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

Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2018	2017
	(Dollars in millions)
As Reported:
Parts and service revenue	$821.0	$786.1	$34.9	4%
Parts and service gross profit:
Customer pay	$292.0	$272.3	$19.7	7%
Warranty	76.8	81.7	(4.9)	(6)%
Wholesale parts	22.8	21.2	1.6	8%
Parts and service gross profit, excluding reconditioning and preparation	$391.6	$375.2	$16.4	4%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	47.7%	—%
Reconditioning and preparation *	124.2	114.6	9.6	8%
Total parts and service gross profit	$515.8	$489.8	$26.0	5%

Same Store:
Parts and service revenue	$804.1	$785.6	$18.5	2%
Parts and service gross profit:
Customer pay	$286.2	$272.1	$14.1	5%
Warranty	75.5	81.7	(6.2)	(8)%
Wholesale parts	22.3	21.1	1.2	6%
Parts and service gross profit, excluding reconditioning and preparation	$384.0	$374.9	$9.1	2%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.7%	0.1%
Reconditioning and preparation *	121.1	114.3	6.8	6%
Total parts and service gross profit	$505.1	$489.2	$15.9	3%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying Consolidated Statements of Income upon the sale of the vehicle.
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
SG&A expense as a percentage of gross profit decreased 60 basis points from 69.1% in 2017 to 68.5% in 2018. Same store SG&A expense as a percentage of gross profit decreased by 50 basis points from 68.9% in 2017 to 68.4% in 2018. The Company benefited from decreases in rent and share-based compensation expense on both a total company and same store basis. These decreases were partially offset by increases in other expenses including investments in our omni-channel initiatives intended to improve the customer experience and generate long-term operational efficiencies.
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
The $1.3 million in Other operating expenses, net for 2017, is primarily due to recognized expenses associated with lease terminations of $3.1 million, partially offset by $0.9 million of other income, and $0.9 million gain recognized for legal settlements.
Floor Plan Interest Expense —
The $9.8 million (43%) increase in floor plan interest expense during 2018 compared to 2017, was primarily the result of higher interest rates throughout 2018 compared with 2017 and, to a lesser extent, higher new vehicle inventory levels.
Income Tax Expense—
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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2019, we had total available liquidity of $472.9 million, which consisted of $3.5 million of cash and cash equivalents, $132.1 million of available funds in our floor plan offset accounts, $190.0 million of availability under our new vehicle floor plan facility that is able to be converted to our revolving credit facility, $47.3 million of availability under our revolving credit facility, and $100.0 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2019, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants and Defaults" and "Share Repurchases and Dividend Restrictions" below.
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

•
2019 Senior Credit Facility—On September 25, 2019, the Company and certain of its subsidiaries entered into the 2019 Senior Credit Facility, which amended and restated the Company's pre-existing second amended and restated credit agreement, dated as of July 25, 2016, among the Company and certain of its subsidiaries and Bank of America, as administrative agent, and the other lenders party thereto. The 2019 Senior Credit Agreement provides for the following:

Revolving Credit Facility — A $250.0 million revolving credit facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of December 31, 2019, we converted $190.0 million of aggregate commitments from the Revolving Credit Facility to our New Vehicle Floor Plan Facility, resulting in $60.0 million of borrowing capacity. In addition, we had $12.7 million in outstanding letters of credit as of December 31, 2019, resulting in $47.3 million of borrowing availability as of December 31, 2019.
At our option, we have the ability to re-designate a portion of our availability under our Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2019, $190.0 million of availability under our Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on our New Vehicle Floor Plan Facility when compared to our Revolving Credit Facility.
New Vehicle Floor Plan Facility — A $1.04 billion New Vehicle Floor Plan Facility. In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Consolidated Statements of Income. As of December 31, 2019, we had $698.6 million outstanding under our new vehicle floor plan facility, which included $40.9 million classified as Liabilities associated with assets held for sale on our Consolidated Balance Sheet and is net of $115.9 million in our floor plan offset account.
Used Vehicle Floor Plan Facility — A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $100.0 million, based on our borrowing base calculation as of December 31, 2019. We began the year with $30.0 million in outstanding borrowings on our used vehicle floor plan facility. During the year ended December 31, 2019, we had borrowings of $80.0 million and made repayments of $110.0 million, resulting in no outstanding amounts under our Used Vehicle Floor Plan Facility as of December 31, 2019.
Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.
Borrowings under the 2019 Senior Credit Facility bear interest, at our option, based on LIBOR or the Base Rate, in each case plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, a range from 1.00% to 2.00% for LIBOR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.10% or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.40% or the Base Rate plus 0.40%.
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
In connection with the Acquisition, we have obtained amendments to our 2019 Senior Credit Agreement (as defined below), among other things, to (1) increase the aggregate commitments under the revolving credit facility to $350.0 million, (2) increase the aggregate commitments under the new vehicle floorplan facility to $1.35 billion and (3) increase the aggregate commitments under the used vehicle floorplan facility to $200.0 million. These amendments to increase the aggregate commitments will become effective concurrently with the consummation of the Acquisition. In connection with the consummation of the Acquisition, we intend to borrow under the New Vehicle Floor Plan Facility and under the Used Vehicle Floor Plan Facility to finance the Park Place vehicle inventory.

•
Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. This floor plan facility was amended in December 2019 to extend the maturity date from December 5, 2019 to May 31, 2020. We also have established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2019, we had $152.2 million outstanding under our floor plan facility, which included $21.9 million classified as Liabilities associated with assets held for sale and is net of $16.2 million in our floor plan offset account. Additionally, we had $87.0 million, which included $3.1 million classified as Liabilities associated with assets held for sale, outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts payable and accrued liabilities in our Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

•
The New Senior Notes—On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “2028 Notes”) and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”).  The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The New Senior Notes were offered, together with additional borrowings and cash on hand, to (i) fund, if consummated, the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of 6.0% Senior Subordinated Notes due 2024 (the “6.0% Notes”) and (iii) pay fees and expenses in connection with the foregoing. If (i) the consummation of the Acquisition has not occurred on or before April 30, 2020 (the “End Date”) or (ii) we notify the trustee for the Notes of our abandonment or termination of the Asset Purchase Agreement or our determination that the consummation of the Acquisition will not occur on or before the End Date, then we will be required to redeem $525.0 million (the “Mandatory Redemption Amount”) aggregate principal amount of the 2028 Notes and the 2030 Notes on a pro rata basis in proportion to the aggregate principal amount of each series of Notes at a redemption price equal to 100% of the Mandatory Redemption Amount, plus accrued and unpaid interest to, but excluding, the redemption date. The New Senior Notes of each series are guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and future restricted subsidiaries (including subsidiaries created or acquired as a result of the Acquisition), with certain exceptions. In addition, the New Senior Notes are subject to customary covenants and events of default. The New Senior Notes are required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of the New Senior Notes.

•
6.0% Senior Subordinated Notes due 2024—As of December 31, 2019 we had $600.0 million in aggregate principal amounts outstanding related to our 6.0% Notes. We are required to pay interest on the 6.0% Notes on June 15 and December 15 of each year until maturity on December 15, 2024. On February 3, 2020, we issued a conditional notice of redemption to the holders of our 6.0% Notes, notifying such holders that we intend to redeem all of the Existing Notes on March 4, 2020. The 6.0% Notes will be redeemed at 103% of par, plus accrued and unpaid interest to, but excluding, the date of redemption.

•	Mortgage notes—As of December 31, 2019, we had $100.5 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
2013 BofA Real Estate Facility—As of December 31, 2019, we had $35.5 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement.

•
2015 Wells Fargo Master Loan Facility—Borrowings under the 2015 Wells Fargo Master Loan Facility (as defined herein) are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of December 31, 2019, the outstanding balance under this agreement was $78.3 million, which included $1.5 million classified as Liabilities associated with assets held for sale. There is no further borrowing availability under this facility.

•
2018 BofA Real Estate Facility—On November 13, 2018, the Company and certain of its subsidiaries entered into the 2018 BofA Real Estate Facility (as defined herein) with Bank of America, which provides for term loans in an aggregate amount not to exceed $128.1 million. Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of December 31, 2019, we had $114.9 million of outstanding borrowings under the 2018 BofA Real Estate Facility, which included $26.6 million classified as Liabilities associated with assets held for sale.

•
2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain subsidiaries of the Company entered into a 2018 Wells Fargo Master Loan Agreement (as defined herein) which provides for term loans to certain of the Company's subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Facility in an aggregate amount not to exceed $100.0 million. Our right to make draws under the 2018 Wells Fargo Master Loan Facility will terminate on June 30, 2020. On November 16, 2018, we borrowed an aggregate amount of $25.0 million under the 2018 Wells

Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of December 31, 2019, we had $25.0 million outstanding borrowings under the 2018 Wells Fargo Master Loan Facility.

•
New BofA Real Estate Facility—On February 7, 2020, certain subsidiaries of the Company entered into a new real estate term loan credit agreement (as amended, restated or supplemented from time to time, the “New BofA Real Estate Credit Agreement”) with the various financial institutions party thereto, as lenders, certain of the Company’s subsidiaries that own or lease the real estate financed thereunder, as borrowers, and Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $280.6 million, subject to customary terms and conditions (the “New BofA Real Estate Facility”). Term loans under our New BofA Real Estate Facility will bear interest, at our option, based on (1) LIBOR plus an applicable margin based on a pricing grid ranging from 1.50% per annum to 2.00% per annum based on our consolidated total lease adjusted leverage ratio or (2) the Base Rate (as described below) plus an applicable margin based on a pricing grid ranging from 0.50% per annum to 1.00% per annum based on our consolidated total lease adjusted leverage ratio. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. We will be required to make 27 consecutive quarterly principal payments of 1.25% of the initial amount of each loan, with a balloon repayment of the outstanding principal amount of loans due on the maturity date. The New BofA Real Estate Facility matures seven years from the initial funding date. Borrowings under the New BofA Real Estate Facility are guaranteed by us and each of our operating dealership subsidiaries that lease or own the real estate being financed under the New BofA Real Estate Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. In connection with the Acquisition, we intend to borrow $216.6 million under the New BofA Real Estate Facility, and have the ability to make one additional draw in an amount up to 80% of the appraised value of the property expected to be acquired at or after the consummation of the Acquisition.

Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below.  We were in compliance with all of our covenants as of December 31, 2019. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants expected to be contained in the New BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the New BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The New BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the New BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
The representations and covenants contained in the 2018 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2018 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2018 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2018 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
The representations, warranties and covenants contained in the 2018 Wells Fargo Master Loan Agreement and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2018 Wells Fargo Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2018 Wells Fargo Master Loan Facility to immediately repay all amounts outstanding thereunder.
The representations and covenants contained in the 2013 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2013 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2018 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2013 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
The representations, warranties and covenants contained in the 2015 Wells Fargo Master Loan Agreement and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2015 Wells Fargo Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2015 Wells Fargo Master Loan Facility to immediately repay all amounts outstanding thereunder.
The representations and covenants contained in the agreement governing the 2019 Senior Credit Facility are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the agreement governing the 2019 Senior Credit Facility. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
The agreement governing the 2019 Senior Credit Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floor Plan Facility could be, or result in, an event of default under the New Vehicle Floor Plan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
The 2019 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage ratio (as defined in the 2019 Senior Credit Facility and the Indenture) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. In the event that our Consolidated Total Leverage ratio does (or would) exceed 3.0 to 1.0, the 2019 Senior Credit Facility and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:

•	Restricted payments in an aggregate amount not to exceed $20.0 million in any fiscal year;

•	General restricted payments allowance of $150.0 million; and

•
Subject to our continued compliance with a minimum consolidated current ratio, a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the 2019 Senior Credit Facility and the Indenture) beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the "Measurement Period"), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period minus (iii) the dollar amount of share purchases made and dividends paid on or after December 4, 2014.

Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions described in "Covenants and Defaults" above.
On January 30, 2014, our Board of Directors authorized the Repurchase Program, On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions, from time to time. During 2019, we repurchased 202,379 shares of our common stock under the Repurchase Program for a total of $15.3 million. As of

December 31, 2019 we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
During 2019, we repurchased 72,368 shares of our common stock for $5.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Contractual Obligations
As of December 31, 2019, we had the following contractual obligations (in millions; note references are to the notes to our Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	2020	2021	2022	2023	2024	Thereafter	Total
Floor plan notes payable (Notes10&11)	$850.8	$—	$—	$—	$—	$—	$850.8
Operating lease liabilities (a)	21.2	19.0	14.3	6.6	3.1	12.3	76.5
Operating lease liabilities expense (a)	3.0	2.1	1.4	1.0	0.7	5.1	13.3
Long-term debt (Note 13) (a)	35.7	35.0	33.2	53.2	648.6	165.7	971.4
Interest on long-term debt (a)(b)	49.6	47.6	46.7	44.8	41.4	6.9	237.0
Total contractual obligations	$960.3	$103.7	$95.6	$105.6	$693.8	$190.0	$2,149.0
________________________________________

(a)
For additional information related to the Company's operating and finance lease liabilities presented within the accompanying Consolidated Financial Statements, see Note 18 "Leases" of the Notes thereto.

(b)	Includes variable rate interest payments calculated using an estimated LIBOR rate of 1.78%, and assumes that borrowings will not be refinanced prior to or upon maturity.

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

	For the Years Ended December 31,
	2019	2018	2017
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$349.8	$10.1	$266.3
New vehicle floor plan borrowings (repayments)—non-trade, net	(194.7)	171.5	(70.7)
Cash provided by operating activities, as adjusted	$155.1	$181.6	$195.6
Operating Activities—
Net cash provided by operating activities totaled $349.8 million, $10.1 million, and $266.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Net cash provided by operating activities, as adjusted, totaled $155.1 million, $181.6 million, and $195.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, and changes in floor plan notes payable—non-trade.
The $26.5 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2019 compared to the year ended December 31, 2018, was primarily the result of the following:

•	$101.3 million increase related to the change in inventory, net of floor plan notes payable, including both trade and non-trade.
The decrease in our net cash provided by operating activities, as adjusted, was partially offset by:

•	$34.9 million related to non-cash adjustments to net income;

•	$26.9 million related to the change in accounts payable and accrued liabilities;

•	$8.9 million related to the change in other current assets and other long-term assets and liabilities, net; and

•	$4.1 million related timing and collection of accounts receivable and contracts-in-transit during 2019 as compared to 2018.
The $14.0 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily the result of the following:

•	$19.8 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade;

•	$13.6 million related to the change in accounts payable and accrued liabilities;

•	$6.0 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2018 as compared to 2017; and

•	$2.0 million related to the change in other current and non-current assets and liabilities.
The decrease in our net cash provided by operating activities, as adjusted, was partially offset by:

•	$27.4 million related to non-cash adjustments to net income.

Investing Activities—
Net cash used in investing activities totaled $227.6 million, $149.6 million, and $127.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate and acquisitions, were $57.6 million, $40.3 million, and $42.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Purchases of real estate totaled $9.2 million, $17.6 million, and $5.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. In addition, we purchased previously leased facilities for $4.9 million, $4.4 million, and $5.4 million during the years ended December 31, 2019, 2018, and 2017, respectively.
We expect that capital expenditures during 2020 will total approximately $68.8 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the year ended December 31, 2019, we acquired the assets of nine franchises (five dealership locations) and one collision center in the Indianapolis, Indiana market and one franchise (one dealership location) in the Denver, Colorado market for a combined purchase price of $210.4 million. We funded these acquisitions with an aggregate of $153.9 million of cash and $55.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.2 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $0.8 million of purchase price holdbacks related to a prior year acquisition.
During the years ended December 31, 2018 and 2017, we acquired three franchises (three dealership locations) for an aggregate purchase price of $91.3 million and two franchises (two dealership locations) and one collision center for an aggregate purchase price of $80.1 million, respectively.
During the year ended December 31, 2019, we divested one franchise (one dealership location) and one collision center for proceeds of $39.1 million. There were no divestitures during the years ended December 31, 2018 and 2017. Additionally, proceeds from the sale of assets, unrelated to a dealership divestiture, were $15.0 million, $4.0 million, and $5.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Financing Activities—
Net cash used in financing activities totaled $127.0 million and $137.2 million for the years ended December 31, 2019 and 2017, respectively. Net cash provided by financing activities totaled $143.1 million for the year ended December 31, 2018.
During the years ended December 31, 2019, 2018, and 2017, we had non-trade floor plan borrowings of $4.32 billion, $4.59 billion, and $3.85 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $80.0 million, $300.0 million, and $35.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to our used vehicle floor plan facility. In addition, during the years ended December 31, 2019, and 2018, we had non-trade floor plan borrowings of $55.3 million, and $22.7 million, respectively, related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the years ended December 31, 2019, 2018, and 2017, we made non-trade floor plan repayments of $4.51 billion, $4.39 billion, and $3.92 billion, respectively. Included in our non-trade floor plan repayments were repayments of $110.0 million, $270.0 million, and $35.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, related to our used vehicle floor plan facility. In addition, during the year ended December 31, 2019, we had floor plan repayments associated with dealership divestitures of $14.1 million. There were no repayments related to divestitures during the years ended December 31, 2018 and 2017.
Repayments of borrowings totaled $48.4 million, $19.9 million, and $52.0 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
During the years ended December 31, 2019, and 2018, we received proceeds from borrowings totaling $97.7 million and $50.7 million, respectively.

During the year ended December 31, 2017, we repaid three mortgages prior to their maturity date for a total of $36.6 million.
During the year ended December 31, 2019, we repurchased a total of 202,379 shares of our common stock under our Repurchase Program for a total of $15.3 million and 72,368 shares of our common stock for $5.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 19 "Leases (Prior to Adoption of ASC 842)" and Note 20 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements thereto.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $971.9 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of December 31, 2019, a 100 basis point change in interest rates would result in a change of $9.7 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers. Floor plan assistance reduced our cost of sales for the years ended December 31, 2019, 2018, and 2017, by $42.2 million, $39.2 million, and $36.4 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in February 2025. The notional value of this swap was $79.8 million and $85.1 million as of December 31, 2019 and 2018, respectively, and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through maturity in September 2023. The notional values of this swap as of December 31, 2019 and 2018, were $52.7 million and $56.5 million, respectively, and the notional value will reduce over its remaining term to $38.7 million at maturity.
For additional information about the effect of our derivative instruments on the accompanying Consolidated Financial Statements, see Note 14 "Financial Instruments and Fair Value" of the Notes thereto.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Estimate of Manufacturer Franchise Rights in Acquisitions and Impairment Assessments

Description of the Matter
During 2019, the Company completed its acquisition of ten franchises (six dealership locations) for a total purchase price of $210.4 million, $65.3 million of which related to manufacturer franchise rights, an indefinite-lived intangible asset, as disclosed in Note 3 of the consolidated financial statements. Each transaction was accounted for as a business combination. At December 31, 2019, the manufacturer franchise rights for these and prior acquisitions had an aggregate carrying value of approximately $121.7 million, as disclosed in Note 9 of the consolidated financial statements. Each manufacturer franchise right asset is assessed for impairment annually as of October 1st, or more often if events or circumstances indicated that impairment may have occurred. If the fair value of the intangible asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference. In connection with its annual impairment test for the year ended December 31, 2019, the Company recorded an impairment of $7.1 million related to manufacturer franchise rights.

Auditing the Company's estimate of fair value of the manufacturer franchise rights acquired during the year as well as the fair value estimates used in the annual impairment assessment is complex due to the significant management judgments and estimates required. The Company's model for estimating the fair value of these assets utilizes market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses all of which are forward-looking and affected by expectations about economic, industry and company-specific factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process over the manufacturer franchise rights fair value estimates used in conjunction with its acquisitions and its annual impairment assessment. For example, this included testing controls over management’s review of the model, significant assumptions, other inputs and the completeness and accuracy of the data used in the measurements.

To test the fair value of the Company's manufacturer franchise rights at acquisition and as part of the annual impairment assessment, our audit procedures included, among others, evaluating the Company's use of the discounted cash flows method, testing of the assumptions and inputs to the valuation model used to develop the projected financial information, involving our valuation specialists to assist in the testing of the weighted average cost of capital utilized and testing the completeness and accuracy of the underlying data. We compared the assumptions to current industry, market and economic trends, to the Company's historical results and other market participant considerations. In addition, we assessed the accuracy of the Company’s historical projections by comparing them to actual operating results. We also performed a sensitivity analysis of certain assumptions such as year-over-year and terminal growth rates, future selling, general, and administrative expenses and weighted average cost of capital to evaluate the potential change in the fair value of the manufacturer franchise rights resulting from changes in underlying assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2008.
Atlanta, Georgia
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Asbury Automotive Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Asbury Automotive Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ten franchises (six dealership locations) and one collision center acquired during 2019, which are included in the 2019 consolidated financial statements of the Company and constituted $222.9 million of consolidated assets as of December 31, 2019 and $260.7 million of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the ten franchises (six dealership locations) and one collision center.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
March 2, 2020

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3.5	$8.3
Contracts-in-transit, net	194.7	198.3
Accounts receivable, net	136.2	130.3
Inventories, net	985.0	1,067.6
Assets held for sale	154.2	26.3
Other current assets	129.0	122.2
Total current assets	1,602.6	1,553.0
PROPERTY AND EQUIPMENT, net	909.7	886.1
OPERATING LEASE RIGHT-OF-USE ASSETS	65.6	—
GOODWILL	201.7	181.2
INTANGIBLE FRANCHISE RIGHTS	121.7	65.8
OTHER LONG-TERM ASSETS	10.0	9.3
Total assets	$2,911.3	$2,695.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$130.3	$114.0
Floor plan notes payable—non-trade, net	657.7	852.1
Current maturities of long-term debt	32.4	38.8
Current maturities of operating leases	17.0	—
Accounts payable and accrued liabilities	308.7	298.4
Liabilities associated with assets held for sale	100.9	—
Total current liabilities	1,247.0	1,303.3
LONG-TERM DEBT	907.0	866.5
LONG-TERM LEASE LIABILITY	52.6	—
DEFERRED INCOME TAXES	26.0	21.7
OTHER LONG-TERM LIABILITIES	32.4	30.7
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 41,072,080 and 41,065,069 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	582.9	572.9
Retained earnings	1,094.5	922.7
Treasury stock, at cost; 21,791,707 and 21,719,339 shares, respectively	(1,028.6)	(1,023.4)
Accumulated other comprehensive loss	(2.9)	0.6
Total shareholders' equity	646.3	473.2
Total liabilities and shareholders' equity	$2,911.3	$2,695.4

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
REVENUE:
New vehicle	$3,863.3	$3,788.7	$3,561.1
Used vehicle	2,131.6	1,972.4	1,834.1
Parts and service	899.4	821.0	786.1
Finance and insurance, net	316.0	292.3	275.2
TOTAL REVENUE	7,210.3	6,874.4	6,456.5
COST OF SALES:
New vehicle	3,703.8	3,623.5	3,392.1
Used vehicle	1,997.5	1,842.7	1,712.2
Parts and service	340.1	305.2	296.3
TOTAL COST OF SALES	6,041.4	5,771.4	5,400.6
GROSS PROFIT	1,168.9	1,103.0	1,055.9
OPERATING EXPENSES:
Selling, general, and administrative	799.8	755.8	729.7
Depreciation and amortization	36.2	33.7	32.1
Franchise rights impairment	7.1	3.7	5.1
Other operating expenses (income), net	0.8	(1.1)	1.3
INCOME FROM OPERATIONS	325.0	310.9	287.7
OTHER EXPENSES (INCOME):
Floor plan interest expense	37.9	32.5	22.7
Other interest expense, net	54.9	53.1	53.9
Swap interest expense	—	0.5	2.0
Gain on divestitures	(11.7)	—	—
Total other expenses, net	81.1	86.1	78.6
INCOME BEFORE INCOME TAXES	243.9	224.8	209.1
Income tax expense	59.5	56.8	70.0
NET INCOME	$184.4	$168.0	$139.1
EARNINGS PER COMMON SHARE:
Basic—
Net Income	$9.65	$8.36	$6.69
Diluted—
Net Income	$9.55	$8.28	$6.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19.1	20.1	20.8
Restricted stock	0.1	0.1	0.1
Performance share units	0.1	0.1	0.1
Diluted	19.3	20.3	21.0

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2019	2018	2017
Net income	$184.4	$168.0	$139.1
Other comprehensive income (loss):
Change in fair value of cash flow swaps	(4.4)	2.3	1.9
Income tax benefit (expense) associated with cash flow swaps	1.1	(0.8)	(0.7)
Comprehensive income	$181.1	$169.5	$140.3

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2016	40,750,765	$0.4	$549.4	$611.5	19,497,596	$(879.5)	$(2.1)	$279.7
Comprehensive Income:
Net income	—	—	—	139.1	—	—	—	139.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.7 tax expense	—	—	—	—	—	—	1.2	1.2
Comprehensive income	—	—	—	139.1	—	—	1.2	140.3
Cumulative effect of change in accounting principle - ASU 2016-09	—	—	0.5	(0.3)	—	—	—	0.2
Share-based compensation	—	—	13.6	—	—	—	—	13.6
Issuance of common stock in connection with share-based payment arrangements	219,222	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	74,670	(4.8)	—	(4.8)
Purchase of treasury shares	—	—	—	—	584,696	(34.8)	—	(34.8)
Balances, December 31, 2017	40,969,987	$0.4	$563.5	$750.3	20,156,962	$(919.1)	$(0.9)	$394.2
Comprehensive Income:
Net income	—	—	—	168.0	—	—	—	168.0
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.8 tax expense	—	—	—	—	—	—	1.5	1.5
Comprehensive income	—	—	—	168.0	—	—	1.5	169.5
Cumulative effect of change in accounting principle - ASU 2014-09	—	—	—	9.2	—	—	—	9.2
Share-based compensation	—	—	10.5	—	—	—	—	10.5
Issuance of common stock in connection with share-based payment arrangements	185,049	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	71,434	(4.8)	—	(4.8)
Purchase of treasury shares	—	—	—	—	1,580,910	(105.4)	—	(105.4)
Retirement of previously repurchased common stock	(89,967)	$—	$(1.1)	$(4.8)	(89,967)	$5.9	$—	$—
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
Comprehensive Income:
Net income	—	—	—	184.4	—	—	—	184.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income	—	—	—	184.4	—	—	(3.3)	181.1
Cumulative effect of change in accounting principle - ASU 2018-02	—	—	—	0.2	—	—	(0.2)	—
Share-based compensation	—	—	12.5			—	—	12.5
Issuance of common stock in connection with share-based payment arrangements	209,390	—	—	—			—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	72,368	(5.2)	—	(5.2)
Purchase of treasury shares	—	—	—	—	202,379	(15.3)	—	(15.3)
Retirement of previously repurchased common stock	(202,379)	—	(2.5)	(12.8)	(202,379)	15.3	—	—
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2019	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$184.4	$168.0	$139.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	36.2	33.7	32.1
Share-based compensation	12.5	10.5	13.6
Deferred income taxes	5.4	5.3	2.8
Franchise rights impairment	7.1	3.7	5.1
Loaner vehicle amortization	23.6	22.5	22.4
Gain on divestitures	(11.7)	—	—
Change in right-of-use asset	19.4	—	—
Other adjustments, net	4.8	3.1	4.3
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	3.6	(5.0)	(10.7)
Accounts receivable	(6.0)	(1.5)	10.2
Inventories	212.1	(24.4)	251.5
Other current assets	(173.7)	(200.8)	(197.2)
Floor plan notes payable—trade, net	38.2	9.8	(4.1)
Accounts payable and accrued liabilities	10.7	(16.2)	(2.6)
Operating lease liabilities	(19.7)	—	—
Other long-term assets and liabilities, net	2.9	1.4	(0.2)
Net cash provided by operating activities	349.8	10.1	266.3
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(57.6)	(40.3)	(42.3)
Capital expenditures—real estate	(9.2)	(17.6)	(5.8)
Purchases of previously leased real estate	(4.9)	(4.4)	(5.4)
Acquisitions	(210.0)	(91.3)	(80.1)
Divestitures	39.1	—	—
Proceeds from the sale of assets	15.0	4.0	5.8
Net cash used in investing activities	(227.6)	(149.6)	(127.8)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	4,318.6	4,591.9	3,850.3
Floor plan borrowings—acquisitions	55.3	22.7	25.1
Floor plan repayments—non-trade	(4,513.3)	(4,390.4)	(3,921.0)
Floor plan repayments—divestitures	(14.1)	—	—
Proceeds from borrowings	97.7	50.7	—
Repayments of borrowings	(48.4)	(19.9)	(52.0)
Payment of debt issuance costs	(2.3)	(1.7)	—
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(20.5)	(110.2)	(39.6)
Net cash (used in) provided by financing activities	(127.0)	143.1	(137.2)
Net (decrease) increase in cash and cash equivalents	(4.8)	3.6	1.3
CASH AND CASH EQUIVALENTS, beginning of period	8.3	4.7	3.4
CASH AND CASH EQUIVALENTS, end of period	$3.5	$8.3	$4.7

See Note 17 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2019, 2018, and 2017)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of December 31, 2019, we owned and operated 107 new vehicle franchises (88 dealership locations), representing 31 brands of automobiles, and 25 collision centers, in 17 metropolitan markets, within ten states. Our stores offer an extensive range of automotive products and services, including new and used vehicles, parts and services, which includes repair and maintenance services, replacement parts and collision repair services, and finance and insurance products. For the year ended December 31, 2019, our new vehicle revenue brand mix consisted of 45% imports, 34% luxury, and 21% domestic brands.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Depreciation is included in Depreciation and amortization on the accompanying Consolidated Statements of Income. Leasehold improvements are capitalized and amortized over the lesser of the remaining lease term or the useful life of the related asset. The ranges of estimated useful lives are as follows (in years):

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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. We did not record an impairment of our property and equipment in 2019, 2018, and 2017.
Acquisitions
Acquisitions are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their fair value at the acquisition date. The results of operations of acquired dealerships are included in the accompanying Consolidated Statements of Income, commencing on the date of acquisition.
Goodwill and Other Intangible Assets
Goodwill represents the excess cost of an acquired business over the estimated fair market value of its identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic market-based operating segments. We have determined that the dealerships in each of our operating segments are components that are aggregated into several geographic market-based reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our dealerships offer new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
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
Debt Issuance Costs
Debt issuance costs are presented as a contra-liability within Current maturities of long-term debt or Long-term debt on our Consolidated Balance Sheets, except for debt issuance costs associated with our line-of-credit arrangements, which are presented as an asset within Other current assets or Other long-term assets on our Consolidated Balance Sheets. Debt issuance costs are amortized to Floor plan interest expense and Other interest expense, net in the accompanying Consolidated Statements of Income through maturity using the effective interest method or the straight-line method for our line-of-credit arrangements.
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
The unrealized gain or losses on our hedges is reported as a component of Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets, and reclassified to Other interest expense, net in the accompanying Consolidated Statements of Income in the period during which the hedged transaction affects earnings.
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
Revenue Recognition
Please refer to Note 2 "Revenue Recognition" within the accompanying Consolidated Financial Statements.
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

During the year ended December 31, 2019, the Company retired 202,379 shares of its common stock repurchased pursuant to the Repurchase Program ("Retired Shares") and previously held by the Company as Treasury Shares in the amount of $15.3 million.
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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense from continuing operations totaled $34.4 million, $30.6 million and $30.3 million for the years ended December 31, 2019, 2018 and 2017, which was net of earned advertising credits of $21.1 million, $21.0 million, and $18.0 million, respectively, and is included in Selling, general, and administrative expense in the accompanying Consolidated Statements of Income.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets held for sale as of December 31, 2019 and 2018 in the accompanying Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
We have substantial debt service obligations. As of December 31, 2019, we had total debt of $943.3 million, which excluded both $28.1 million mortgage notes payable classified as Liabilities associated with assets held for sale and floor plan notes payable, the debt premium on the 6.0% Senior Subordinated Notes due 2024 ("6.0% Notes"), and debt issuance costs. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the third amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"), the indenture governing our 6.0% Senior Subordinated Notes due 2024 (the "Indenture"), and our other debt instruments. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We are subject to operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including the 2019 Senior Credit Facility, the Indentures, and the credit agreements covering our mortgage obligations. These agreements contain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). These agreements may also require us to maintain compliance with certain financial and other ratios. Our failure to comply with any of these covenants in the future would constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage, agreements could trigger cross-default provisions in one or more of our other debt or mortgages.
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

A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2019, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	22%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	20%
Nissan North America, Inc. (Nissan and Infiniti)	11%
Ford Motor Company (Ford and Lincoln)	10%
Mercedes-Benz USA, LLC (Mercedes-Benz, smart and Sprinter)	7%
BMW of North America, LLC (BMW and Mini)	6%

No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2019.
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
Recent Accounting Pronouncements
Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASC 842”). For additional information, please refer to Note 18 "Leases" within the accompanying Notes to Consolidated Financial Statements for additional information.
Effective January 1, 2019, the Company adopted ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02")." ASU 2018-02 allows entities to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The Company elected to reclassify $0.2 million related to the change in deferred taxes associated with our cash flow hedges from accumulated other comprehensive income to retained earnings. This reclassification was recognized as a cumulative effect adjustment in the Consolidated Statements of Shareholders' Equity.
On January 1, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging" (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). This update is intended to simplify hedge accounting by better aligning how an entity's risk management activities and hedging relationships are presented in its financial statements and simplifies the application of hedge accounting guidance in certain situations. This update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow hedges existing at the adoption date, this update required adoption on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the effective date and the amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The adoption of this update did not have a material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses versus the current incurred loss model. The provisions of ASU 2016-13 are effective for fiscal years beginning after December 15, 2019. Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are in the process of finalizing our evaluation of the impact from the adoption of the provisions this ASU will have on our Consolidated Financial Statements; however, do not expect the impact from the adoption to be material.

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
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the year ended December 31,
	2019	2018
Revenue:
New vehicle	$3,863.3	$3,788.7
Used vehicle retail	1,941.3	1,783.3
Used vehicle wholesale	190.3	189.1
New and used vehicle	5,994.9	5,761.1
Sale of vehicle parts and accessories	148.8	139.2
Vehicle repair and maintenance services	750.6	681.8
Parts and services	899.4	821.0
Finance and insurance, net	316.0	292.3
Total revenue	$7,210.3	$6,874.4

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
Vehicle repair and maintenance services
The Company provides vehicle repair and maintenance services to its customers pursuant to the terms and conditions included within the customer contract ("repair order"). Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. As such, the Company recognizes revenue over time as the Company satisfies its performance obligation. Additionally, the Company has determined that parts and labor are not individually distinct in the context of a repair order and therefore treated as a single performance obligation.
Finance and Insurance, net
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed asset protection (known as "GAP") debt cancellation, and other insurance, to end-users. Finance and insurance commission revenue is recognized at the point of sale since our performance obligation is to arrange financing or facilitating the sale of a third party's products or services to our customers.

The Company's commission arrangements with third-party lenders and insurance administrators consists of fixed ("upfront") and variable consideration. Variable consideration includes commission chargebacks ("chargebacks") in the event a contract is prepaid, defaulted upon, or terminated by the end-user. The Company reserves for future chargebacks based on historical chargeback experience and the termination provisions of the applicable contract and these reserves are established in the same period that the related revenue is recognized.
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2019	$4.1	$10.6	$14.7
Transferred to receivables from contract assets recognized at the beginning of the period	(4.1)	(3.3)	(7.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.4	3.3	7.7
Contract Assets (Current), March 31, 2019	4.4	10.6	15.0
Transferred to receivables from contract assets recognized at the beginning of the period	(4.4)	(3.2)	(7.6)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.8	4.6	9.4
Contract Assets (Current), June 30, 2019	4.8	12.0	16.8
Transferred to receivables from contract assets recognized at the beginning of the period	(4.8)	(2.6)	(7.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.9	2.1	7.0
Contract Assets (Current), September 30, 2019	4.9	11.5	16.4
Transferred to receivables from contract assets recognized at the beginning of the period	$(4.9)	$(3.9)	$(8.8)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	$4.8	$4.7	$9.5
Contract Assets (Current), December 31, 2019	$4.8	$12.3	$17.1

3. ACQUISITIONS AND DIVESTITURES
Results of acquired dealerships are included in our accompanying Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The fair value of our manufacturer franchise rights are determined as of the acquisition date, by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.

During the year ended December 31, 2019, we acquired the assets of nine franchises (five dealership locations) and one collision center in the Indianapolis, Indiana market and one franchise (one dealership location) in the Denver, Colorado market for a combined purchase price of $210.4 million. We funded these acquisitions with an aggregate of $153.9 million of cash and $55.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.2 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $0.8 million of purchase price holdbacks related to a prior year acquisition.
During the year ended December 31, 2018, we acquired the assets of one franchise (one dealership location) in the Indianapolis, Indiana market and two franchises (two dealership locations) in the Atlanta, Georgia market for a combined aggregate purchase price of $93.2 million. Consideration payable to fund these acquisitions included $68.6 million of cash, $22.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $1.9 million for potential indemnity claims made by us with respect to the acquired franchises.
During the year ended December 31, 2017, we acquired the assets of two franchises (two dealership locations) and one collision center in the Indianapolis, Indiana market for an aggregate purchase price of $80.1 million. We funded these acquisitions with $55.0 million of cash and $25.1 million of floor plan borrowings for the purchase of the related new vehicle inventory.
Below is the allocation of purchase price for the acquisitions for the years ended December 31, 2019 and 2018. Goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15-year period.

	For the Year Ended December 31,
	2019	2018
	(In millions)
Inventory	$70.9	$27.3
Real estate	43.1	23.5
Property and equipment	4.5	0.6
Goodwill	25.9	20.4
Manufacturer franchise rights	65.3	19.9
Loaner vehicles	1.5	1.7
Liabilities assumed	(0.8)	$(0.2)
Total purchase price	$210.4	$93.2

On December 11, 2019, we announced the acquisition of substantially all of the assets of the businesses of the Park Place Dealership family of entities (collectively, "Park Place") pursuant to that certain Asset Purchase Agreement, dated as of December 11, 2019, among the Company, Park Place and the other parties thereto (the "Asset Purchase Agreement"), and related agreements and transactions (collectively, the "Acquisition"). See Note 23 "Subsequent Events" of the Notes to Consolidated Financial Statements for more information
During the year ended December 31, 2019, we sold one franchise (one dealership location) and one collision center in the Houston, Texas market. The Company divested $30.1 million of assets, which primarily consisted of inventory and property and equipment, resulting in a pre-tax gain of $11.7 million, which is presented in our accompanying Consolidated Statements of Income as Gain on divestitures. The divested business would not be considered a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X.
We did not divest any dealerships during the years ended December 31, 2018 and 2017.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
Vehicle receivables	$44.8	$45.7
Manufacturer receivables	50.4	51.2
Other receivables	42.4	34.7
Total accounts receivable	137.6	131.6
Less—Allowance for doubtful accounts	(1.4)	(1.3)
Accounts receivable, net	$136.2	$130.3

5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
New vehicles	$802.6	$867.2
Used vehicles	140.1	158.9
Parts and accessories	42.3	41.5
Total inventories	$985.0	$1,067.6

The lower of cost and net realizable value reserves reduced total inventory cost by $6.1 million as of December 31, 2019 and December 31, 2018. In addition to inventories shown above, we had $67.7 million of inventories classified as Assets held for sale on the accompanying Consolidated Balance Sheet as of December 31, 2019, associated with pending dealership disposals. As of December 31, 2019 and December 31, 2018, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.6 million and $10.1 million, respectively, and reduced new vehicle cost of sales from continuing operations for the years ended December 31, 2019, 2018, and 2017 by $45.7 million, $42.4 million, and $40.1 million, respectively.

6. ASSETS HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals,(ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2019	2018
Assets:
Inventory	$67.7	$—
Loaners, net	3.0	—
Property and equipment, net	69.0	26.3
Operating lease right-of-use assets	6.9	—
Goodwill	5.3	—
Franchise rights	2.3	—
Total Assets held for sale	154.2	26.3
Liabilities:
Floor plan notes payable—trade	21.9	—
Floor plan notes payable—non-trade	40.9	—
Loaners/ Notes payable	3.1	—
Current maturities of long-term debt	0.3	—
Current maturities of operating leases	4.2	—
Long-term debt	27.8	—
Operating lease liabilities	2.7	—
Total Liabilities associated with assets held for sale	100.9	—
Net assets held for sale	$53.3	$26.3

As of December 31, 2019, there were seven franchises (six dealership locations) and one collision center pending disposition, with assets and liabilities totaling $115.3 million and $92.6 million, respectively. In January 2020, the Company's Board of Directors authorized Management's request for approval to divest of one dealership location. The Company is currently in negotiations with a potential buyer for this dealership.
Real estate assets held for sale not currently used in our operations and other real estate assets, totaled $38.9 million and $26.3 million as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 there was $8.3 million of mortgage payable and as of December 31, 2018, no liabilities associated with these real estate assets held for sale.
Additionally, during the years ended December 31, 2019 and 2018, we sold two vacant properties with a net book value of $14.6 million and two vacant properties with total net book values of $4.0 million, respectively.
We did not record any impairment expense associated with real estate properties that we were actively marketing to sell during the years ended December 31, 2019 or 2018.

7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
Loaner vehicles	$83.8	$87.0
Contract assets (see Note 2)	17.1	14.7
Deposits	11.0	0.6
Prepaid expenses	5.8	5.9
Prepaid taxes	4.7	9.1
Other	6.6	4.9
Other current assets	$129.0	$122.2

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
Land	$343.8	$330.4
Buildings and leasehold improvements	622.9	617.5
Machinery and equipment	99.8	94.8
Furniture and fixtures	63.9	62.2
Company vehicles	8.1	8.8
Construction in progress	42.4	30.1
Gross property and equipment	1,180.9	1,143.8
Less—Accumulated depreciation	(271.2)	(257.7)
Property and equipment, net (a)	$909.7	$886.1

______________________________
(a) Amounts reflected for Property and equipment, net as of December 31, 2019 and 2018, excluded $69.0 million and $26.3 million, respectively classified as Assets held for sale. In addition, Property and equipment, net as of December 31, 2019 and 2018 included finance and capital leases of $14.6 million and $2.3 million, respectively.
During the years ended December 31, 2019, 2018, and 2017, we capitalized $0.6 million, $0.5 million, and $0.2 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation expense was $36.2 million, $33.7 million, and $32.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

9. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
Our acquisitions have resulted in the recording of goodwill and intangible franchise rights. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible franchise rights is an asset representing our rights under franchise agreements with vehicle manufacturers. The changes in goodwill and intangible franchise rights for the years ended December 31, 2019 and 2018 are as follows:

Goodwill
(In millions)
Balance as of December 31, 2017 (a)	$160.8
Acquisitions	20.4
Balance as of December 31, 2018 (a)	181.2
Acquisitions	25.9
Divestitures	(0.1)
Reclassified to assets held for sale	(5.3)
Balance as of December 31, 2019 (a)	$201.7

_____________________________

(a)	Net of accumulated impairment losses of $537.7 million recorded prior to the year ended December 31, 2017.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2017	$49.6
Acquisitions	19.9
Impairments	(3.7)
Balance as of December 31, 2018	$65.8
Acquisitions	65.3
Impairments	(7.1)
Reclassified to assets held for sale	(2.3)
Balance as of December 31, 2019	$121.7

Goodwill and intangible franchise rights are tested annually as of October 1st or more frequently in the event that facts and circumstances indicate a triggering event has occurred.
Goodwill impairment is recognized based on the difference between the carrying value of a reporting unit and its fair value. We elected to perform a qualitative assessment as of October 1, 2019 for all but one reporting unit for which we performed a quantitative assessment. We elected a qualitative assessment for our October 1, 2018 goodwill impairment testing and determined for both assessments as of October 1, 2019 and 2018, that it was more likely than not that the fair value exceeded the carrying value of our reporting units.
The quantitative impairment test for franchise rights includes comparison of the estimated fair value to the carrying value for each of our intangible franchise rights. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions related to the cash flows directly attributable to the franchise. These assumptions include year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.
We elected to perform a quantitative assessment for our October 1, 2019 and 2018 franchise rights impairment testing. In connection with our testing, we identified the carrying values of certain of our intangible franchise rights exceeded fair value, and as a result, recognized $7.1 million and $3.7 million in pre-tax non-cash impairment charges during the years ended December 31, 2019 and 2018, respectively.

10. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Trade on our Consolidated Balance Sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
Floor plan notes payable—trade (a)	$146.5	$125.3
Floor plan notes payable offset account	(16.2)	(11.3)
Total floor plan notes payable—trade, net	$130.3	$114.0

____________________________
(a) Amounts reflected for floor plan notes payable—trade as of December 31, 2019, excluded $21.9 million classified as Liabilities associated with assets held for sale.

We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in December 2019 to extend the maturity date from December 5, 2019 to May 31, 2020. This floor plan facility does not have a stated borrowing limitation.

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
11. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Non-Trade on our Consolidated Balance Sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
Floor plan notes payable—new non-trade	$773.6	$843.0
Floor plan notes payable—used non-trade	—	30.0
Floor plan notes payable offset account	(115.9)	(20.9)
Total floor plan notes payable—non-trade, net	$657.7	$852.1

____________________________
(a) Amounts reflected for floor plan notes payable—new non-trade as of December 31, 2019, excluded $40.9 million classified as Liabilities associated with assets held for sale.

On September 25, 2019, the Company and certain of its subsidiaries entered into a third amended and restated credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). The 2019 Senior Credit Facility amended and restated the Company's pre-existing second amended and restated credit agreement, dated as of July 25, 2016.
The 2019 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:

•	a $250.0 million revolving credit facility (the "Revolving Credit Facility") including a $50.0 million sub-limit for letters of credit;

•	a $1.04 billion new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"); and

•	a $160.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility").
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
In addition, we have the ability to convert a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to convert is determined based on our aggregate revolving commitment under the Revolving Credit Facility, less $50.0 million. In addition, we are able to convert any amounts moved to the New Vehicle Floor Plan Facility or Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2019, we converted $190.0 million of availability under our Revolving Credit Facility to our New Vehicle Floor Plan Facility. We converted this amount to take advantage of the lower commitment fee rates on our new vehicle floor plan facility when compared to our revolving credit facility.
In connection, with the New Vehicle Floor Plan Facility, we continue to maintain an offset account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experience a reduction in Floor plan interest expense on our Consolidated Statements of Income.
Borrowings under the 2019 Senior Credit Facility bear interest, at our option, based on the London Interbank Offered Rate ("LIBOR") or the Base Rate, in each case plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, a range from 1.00% to 2.00% for LIBOR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.10% or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.40% or the Base Rate plus 0.40%.
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
We have established a floor plan notes payable offset account with Ford Motor Credit Company that allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade. Additionally, we have a similar floor plan offset account with Bank of America that allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of December 31, 2019 and December 31, 2018 we had $132.1 million and $32.2 million, respectively, in these floorplan offset accounts.
See the "Representations and Covenants" section below under our "Long-Term Debt" footnote for a description of the representations, covenants and events of default contained in the 2019 Senior Credit Facility.
12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
Accounts payable	$81.7	$81.9
Loaner vehicles notes payable (a)	83.9	87.5
Accrued compensation	30.5	27.6
Accrued finance and insurance chargebacks	22.9	23.0
Accrued insurance	25.3	20.9
Taxes payable	30.5	23.7
Accrued advertising	5.1	3.9
Accrued interest	6.0	6.6
Other	22.8	23.3
Accounts payable and accrued liabilities	$308.7	$298.4

____________________________
(a) Amounts reflected for Loaner vehicles notes payable as of December 31, 2019, excluded $3.1 million classified as Liabilities associated with assets held for sale.
13. LONG-TERM DEBT
Long-term debt consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
6.0% Senior Subordinated Notes due 2024	$600.0	$600.0
Mortgage notes payable bearing interest at fixed rates (the weighted average interest rates were 5.3% and 5.2% for the years ended December 31, 2019 and 2018, respectively)	100.5	132.2
2018 BofA Real Estate Facility (a)	88.3	25.7
2018 Wells Fargo Master Loan Facility	25.0	25.0
2013 BofA Real Estate Facility	35.5	40.8
2015 Wells Fargo Master Loan Facility (b)	76.8	83.3
Finance lease liability	17.2	3.1
Total debt outstanding	943.3	910.1
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	5.1	6.0
Less—debt issuance costs	(9.0)	(10.8)
Long-term debt, including current portion	939.4	905.3
Less—current portion, net of debt issuance costs	(32.4)	(38.8)
Long-term debt	$907.0	$866.5

____________________________
(a) Amounts reflected for the 2018 BofA Real Estate Facility as of December 31, 2019, exclude $26.6 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2015 Wells Fargo Master Loan Facility as of December 31, 2019, exclude $1.5 million classified as Liabilities associated with assets held for sale.

The aggregate maturities of long-term debt as of December 31, 2019 are as follows (in millions):

2020	$35.7
2021	35.0
2022	33.2
2023	53.2
2024	648.6
Thereafter	165.7
Total maturities of long-term debt	$971.4

____________________________
Includes amounts classified as Liabilities associated with assets held for sale.
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
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of December 31, 2019, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
Mortgage Notes Payable
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages") and other lenders. As of December 31, 2019 and 2018, we had total mortgage notes payable outstanding of $100.5 million and $132.2 million, respectively, which are collateralized by the associated real estate.
2018 BofA Real Estate Facility
On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the “2018 BofA Real Estate Credit Agreement”) with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the “2018 BofA Real Estate Facility”). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. Term loans under our 2018 BofA Real Estate Facility bear interest, at our option, based on LIBOR plus 1.90% or the Base Rate (as described below) plus 0.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on November 13, 2025. Borrowings under the 2018 BofA Real Estate Facility are guaranteed by each of our operating dealership subsidiaries whose real estate is financed under the 2018 BofA Real Estate Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
As of December 31, 2019 and 2018, we had $88.3 million and $25.7 million, respectively, in term loans outstanding under the 2018 BofA Real Estate Facility.

2018 Wells Fargo Master Loan Facility
On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the “2018 Wells Fargo Master Loan Agreement” and, together with the 2013 BofA Real Estate Credit Agreement, the 2015 Wells Fargo Master Loan Agreement and the 2018 BofA Real Estate Agreement, the “Existing Real Estate Credit Agreements”) with Wells Fargo Bank, National Association, as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "Wells Fargo Master Loan Facility"), subject to customary terms and conditions (the “2018 Wells Fargo Master Loan Facility” and, together with the 2013 BofA Real Estate Facility, the 2015 Wells Fargo Master Loan Facility and the 2018 BofA Real Estate Facility, the “Existing Real Estate Facilities”). Our right to make draws under the 2018 Wells Fargo Master Loan Facility will terminate on June 30, 2020. Term loans under the 2018 Wells Fargo Master Loan Facility bear interest based on LIBOR plus an applicable margin based on a pricing grid ranging from 1.50% per annum to 1.85% per annum based on our consolidated total lease adjusted leverage ratio. We are required to make quarterly principal payments with respect to the initial amount of each loan in 108 equal monthly principal payments based on a hypothetical 19 year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on December 1, 2028. Borrowings under the 2018 Wells Fargo Master Loan Facility can be voluntarily prepaid in whole or in part any time without premium or penalty. Borrowings under the 2018 Wells Fargo Master Loan Facility are guaranteed by us pursuant to an unconditional guaranty, and all of the real property financed by any of our operating dealership subsidiaries under the 2018 Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions.
As of December 31, 2019 and 2018, we had $25.0 million outstanding borrowings under the 2018 Wells Fargo Master Loan Facility.
2013 BofA Real Estate Facility
On September 26, 2013, we entered into a real estate term loan credit agreement (the “2013 BofA Real Estate Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the “2013 BofA Real Estate Facility”). Term loans under our 2013 BofA Real Estate Facility bear interest, at our option, based on LIBOR plus 1.50% or the Base Rate (as described below) plus 0.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. Our right to make draws under the 2013 BofA Real Estate Facility terminated on December 26, 2013. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on September 26, 2023. Borrowings under the 2013 BofA Real Estate Facility are guaranteed by each of our operating dealership subsidiaries whose real estate is financed under the 2013 BofA Real Estate Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
As of December 31, 2019 and 2018, we had $35.5 million and $40.8 million, respectively, in term loans outstanding under the 2013 BofA Real Estate Facility.
2015 Wells Fargo Master Loan Facility
On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (as amended, restated or supplemented from time to time, the “2015 Wells Fargo Master Loan Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as lender, which provides form term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the “2015 Wells Fargo Master Loan Facility”). Our right to make draws under the 2015 Wells Fargo Master Loan Facility terminated on February 1, 2016. Term loans under the 2015 Wells Fargo Master Loan Facility bear interest based on LIBOR plus 1.85%. We are required to make quarterly principal payments with respect to the initial amount of each loan in 108 equal monthly principal payments based on a hypothetical 19 year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on February 1, 2025. Borrowings under the 2015 Wells Fargo Master Loan Facility can be voluntarily prepaid in whole or in part any time without premium or penalty. Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us pursuant to an unconditional guaranty, and all of the real property financed by any of our operating dealership subsidiaries under the 2015 Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions.
As of December 31, 2019 and 2018, we had $76.8 million and $83.3 million, respectively, outstanding under the 2015 Wells Fargo Master Loan Facility.

Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and years of maturity as of December 31, 2019 and 2018:

	As of December 31, 2019			As of December 31, 2018
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$80.8	$182.1	2020-2024	$111.6	$185.5	2019-2024
Other mortgage debt	19.7	43.9	2020-2022	20.6	43.3	2020-2022
2018 BofA Real Estate Facility (a)	88.3	123.6	2025	25.7	137.2	2025
2018 Wells Fargo Master Loan Facility	25.0	113.7	2028	25.0	114.3	2028
2013 BofA Real Estate Facility	35.5	74.6	2023	40.8	82.2	2023
2015 Wells Fargo Master Loan Facility (b)	76.8	120.6	2025	83.3	130.2	2025
Total mortgage debt	$326.1	$658.5		$307.0	$692.7

____________________________
(a) Amounts reflected for the 2018 BofA Real Estate Facility as of December 31, 2019, exclude $26.6 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2015 Wells Fargo Master Loan Facility as of December 31, 2019, exclude $1.5 million classified as Liabilities associated with assets held for sale.
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2019 Senior Credit Facility includes a $250.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations. Availability is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2019, we converted $190.0 million of borrowing capacity from our Revolving Credit Facility to our New Vehicle Revolving Floor Plan Facility, resulting in $60.0 million of borrowing capacity. In addition, we had $12.7 million in outstanding letters of credit, resulting in $47.3 million of borrowing availability as of December 31, 2019. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
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
Stock Repurchase and Dividend Restrictions
The 2019 Senior Credit Facility and the Indenture currently allow for restricted payments without limit so long as our consolidated total leverage ratio (as defined in the 2019 Senior Credit Facility and the Indenture) is not greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends and share repurchases, and solely with respect to the Indenture, unscheduled repayments of subordinated debt, or the making of certain investments. In the event that our consolidated total leverage ratio does (or would) exceed 3.0 to 1.0, the 2019 Senior Credit Facility and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:

•	Share repurchases in an aggregate amount not to exceed $20.0 million in any fiscal year;

•	General restricted payments allowance of $150.0 million; and

•
Subject to our continued compliance with a minimum consolidated current ratio, a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indenture, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the 2019 Senior Credit Facility and the Indenture beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the "Measurement Period"), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period, minus (iii) the dollar amount of share repurchases made and dividends paid on or after October 1, 2014, subject to certain exceptions.

Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2019. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the agreement governing the 2019 Senior Credit Facility are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the agreement governing the 2019 Senior Credit Facility. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
The agreement governing the 2019 Senior Credit Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floor Plan Facility could be, or result in, an event of default under the New Vehicle Floor Plan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
The representations and covenants contained in the agreement governing the 2019 Senior Credit Facility are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the agreement governing the 2019 Senior Credit Facility. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
The agreement governing the 2019 Senior Credit Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floor Plan Facility could be, or result in, an event of default under the New Vehicle Floor Plan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
The representations and covenants contained in the 2018 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2018 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2018 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2018 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
The representations, warranties and covenants contained in the 2018 Wells Fargo Master Loan Agreement and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2018 Wells Fargo Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2018 Wells Fargo Master Loan Facility to immediately repay all amounts outstanding thereunder.

The representations, warranties and covenants contained in the 2015 Wells Fargo Master Loan Agreement and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2015 Wells Fargo Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2015 Wells Fargo Master Loan Facility to immediately repay all amounts outstanding thereunder.
The representations and covenants contained in the 2013 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2013 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2018 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2013 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
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

A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of December 31,
	2019	2018
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$598.8	$606.0
Mortgage notes payable (a)	323.4	307.0
Total carrying value	$922.2	$913.0

Fair Value:
6.0% Senior Subordinated Notes due 2024	$619.5	$570.0
Mortgage notes payable (a)	364.2	306.7
Total fair value	$983.7	$876.7

____________________________
(a) Excludes amounts classified as Liabilities associated with assets held for sale.

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in February 2025. The notional values of this swap as of December 31, 2019 and 2018, were $79.8 million and $85.1 million, respectively, and the notional value will reduce over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in September 2023. The notional values of this swap as of December 31, 2019 and 2018, were $52.7 million and $56.5 million, respectively, and the notional value will reduce over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value of our swaps for the years ended December 31, 2019 and 2018, reflect a liability of $3.8 million and an asset of $0.6 million, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Consolidated Balance Sheets:

	As of December 31,
	2019	2018
	(In millions)
Other current liabilities/(assets)	$0.9	$(0.2)
Other long-term liabilities/(assets)	2.9	(0.4)
Total fair value	$3.8	$(0.6)

Both of our interest rate swaps qualify for cash flow hedge accounting treatment. These interest rate swaps are marked to market at each reporting date and any unrealized gain or losses are included in accumulated other comprehensive income and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings. Information about the effects of our interest rate swap agreements on the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, are as follows (in millions):

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2019	$(4.4)	Other interest expense, net	$—
2018	$1.8	Swap interest expense	$(0.5)
2017	$(0.1)	Swap interest expense	$(2.0)

 On the basis of yield curve conditions as of December 31, 2019 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated other comprehensive loss into earnings within the next 12 months will be losses of $0.9 million.
15. INCOME TAXES
The components of income tax expense from continuing operations are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In millions)
Current:
Federal	$46.3	$43.8	$59.1
State	8.0	7.1	8.3
Total current income tax expense	54.3	50.9	67.4
Deferred:
Federal	5.5	3.9	1.2
State	(0.3)	2.0	1.4
Total deferred income tax expense	5.2	5.9	2.6
Total income tax expense	$59.5	$56.8	$70.0

A reconciliation of the statutory federal rate to the effective tax rate from continuing operations is as follows (dollar amounts shown in millions):

	For the Years Ended December 31,
	2019	%	2018	%	2017	%
Income tax provision at the statutory rate	$51.2	21.0	$47.2	21.0	$73.2	35.0
State income tax expense, net of federal benefit	7.8	3.2	8.7	3.9	6.4	3.0
Non-deductible / non-tax items	0.6	0.2	0.4	0.2	(0.3)	(0.1)
Effect of enactment of tax reform	—	—	0.6	0.2	(7.9)	(3.8)
Adjustments and settlements	—	—	—	—	(0.6)	(0.3)
Other, net	(0.1)	—	(0.1)	—	(0.8)	(0.3)
Income tax expense	$59.5	24.4	$56.8	25.3	$70.0	33.5

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
Deferred income tax assets:
F&I chargeback liabilities	$11.8	$11.0
Other accrued liabilities	2.1	3.2
Stock-based compensation	2.2	2.4
Operating lease right-of-use assets	18.7	—
Other, net	9.0	3.9
Total deferred income tax assets	43.8	20.5
Deferred income tax liabilities:
Intangible asset amortization	(16.4)	(12.5)
Depreciation	(33.4)	(26.4)
Operating lease liabilities	(17.7)	—
Other, net	(2.3)	(3.3)
Total deferred income tax liabilities	(69.8)	(42.2)
Net deferred income tax liabilities	$(26.0)	$(21.7)

There were no valuation allowances recorded against the deferred tax assets as of December 31, 2019 or 2018.
As of December 31, 2019, we had income taxes payable of $1.3 million, which is included in Accounts payable and accrued liabilities.
As of December 31, 2018, we had pre-paid income taxes of $4.6 million which was included in Other current assets.
There was no unrecognized tax benefits as of December 31, 2019, 2018 or 2017.
The statutes of limitations related to our consolidated Federal income tax returns are closed for all tax years up to and including 2015. The expiration of the statutes of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. The 2012 through 2018 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

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
The SEC staff issued SAB 118 on December 22, 2017, which provided guidance on accounting for the tax effects of the Tax Act.  SAB 118 allowed for a measurement period, not to extend beyond one year from the Tax Act enactment date, for companies to complete the accounting under ASC 740, Income Taxes.
In 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which was generally 21%. We recorded a $7.9 million reduction to our net deferred tax liability for the year ended December 31, 2017 related to the remeasurement of our deferred tax balance.
During the third quarter of 2018, the IRS released Notice 2018-68, which clarified a number of changes made to Section 162(m) of the Code by the Tax Act. As a result of this new guidance, we recorded $0.6 million of additional income tax expense related to an adjustment to the December 31, 2017 deferred tax asset for certain components of share-based compensation. After considering the additional guidance issued by the U.S. Treasury Department, state tax authorities and other standard-setting bodies, we completed our accounting for the Tax Act in 2018.
16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2019	2018
	(In millions)
Accrued finance and insurance chargebacks	$22.9	$21.2
Deferred rent	—	4.5
Interest rate swap	2.9	—
Unclaimed property	2.9	3.3
Other	3.7	1.7
Other long-term liabilities	$32.4	$30.7

17. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2019, 2018, and 2017, we made interest payments, including amounts capitalized, totaling $91.2 million, $82.5 million, and $76.0 million, respectively. Included in these interest payments are $38.6 million, $31.2 million, and $22.3 million, of floor plan interest payments for the years ended December 31, 2019, 2018, and 2017, respectively.
During the years ended December 31, 2019, 2018, and 2017 we made income tax payments, net of refunds received, totaling $48.4 million, $40.4 million, and $102.7 million, respectively.
During the years ended December 31, 2019, 2018, and 2017, we transferred $141.0 million, $193.9 million, and $156.2 million, respectively, of loaner vehicles from Other current assets to Inventory on our Consolidated Balance Sheets.

During the year ended December 31, 2017, we had non-cash investing and financing activities of $4.1 million related to purchases of real estate properties that were previously leased.
The following items are included in Other adjustments, net to reconcile net income to net cash provided by operating activities:

	For the Years Ended December 31,
	2019	2018	2017
Amortization of debt issuance costs	$2.5	$2.5	$3.2
Loss on disposal of fixed assets	2.6	0.9	2.1
Other individually immaterial items	(0.3)	(0.3)	(1.0)
Other adjustments, net	$4.8	$3.1	$4.3

18. LEASES

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

The Company elected the package of practical expedients permitted in ASC 842. Accordingly, the Company accounted for its existing operating leases as an operating lease under the new guidance, without reassessing (a) whether the contract contains a lease under ASC 842, (b) whether classification of the operating lease would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company opted for the transition relief method specified in Accounting Standards Update No. 2018-11, which allowed for the effective date of the new leases standard as the date of initial application on transition. As a result of this election the Company (a) did not adjust comparative period financial information for the effects of ASC 842; (b) made the new required lease disclosures for periods after the effective date; and (c) carried forward our ASC 840 disclosures - see Note 19 "Leases (Prior to Adoption of ASC 842)" for comparative periods. As a result of the adoption of ASC 842, the Company recorded a right-of-use asset of $86.9 million, which represents the lease liability reduced for deferred rent amounts of $4.4 million and a lease liability of $91.3 million, which represents the present value of remaining lease payments, discounted using the Company’s incremental borrowing rates based on the remaining lease terms.

We lease real estate and equipment primarily under operating lease agreements. For leases with terms in excess of 12 months, we record a ROU asset and lease liability based on the present value of lease payments over the lease term. Escalation clauses, lease payments dependent on existing rates/indexes, renewal options, and purchase options are included within the determination of lease payments when appropriate. We have elected the practical expedient not to separate lease and non-lease components for all leases that qualify, except for information technology assets that are embedded within service agreements (such as software license arrangements).

When available, the implicit rate is utilized to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Balance Sheet Presentation

		As of
Leases	Classification	December 31, 2019
		(In millions)
Assets:
Current
Operating	Operating lease right-of-use assets	$65.6
Operating	Assets held for sale	6.9
Non-Current
Finance	Property and equipment, net	14.6
Total right-of-use assets		$87.1
Liabilities:
Current
Operating	Current maturities of operating leases	$17.0
Operating	Liabilities held for sale	4.2
Finance	Current maturities of long-term debt	0.6
Non-Current
Operating	Operating lease liabilities	52.6
Operating	Liabilities held for sale	2.7
Finance	Long-term debt	16.6
Total lease liabilities		$93.7

Lease Term and Discount Rate

As of
December 31, 2019
Weighted Average Lease Term - Operating Leases	5.7 years
Weighted Average Lease Term - Finance Lease	1.2 years
Weighted Average Discount Rate - Operating Leases	4.7%
Weighted Average Discount Rate - Finance Lease	4.1%

Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the year ended December 31, 2019.

For the Year Ended December 31, 2019
(In millions)
Finance lease cost (Interest)	$0.7
Operating lease cost	23.3
Short-term lease cost	2.7
Variable lease cost	1.0
$27.7

Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the year ended December 31, 2019.

For the Year Ended December 31, 2019
(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.7
Operating cash flows from operating leases	$23.7
Financing cash flows from finance lease	$0.4
Right-of-use assets obtained in exchange for new finance lease liabilities	$17.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$14.4
Changes to finance lease right-of-use asset resulting from lease reassessment event	$(3.1)

During the twelve months ended December 31, 2019, we reassessed and remeasured an existing real estate lease, which was previously accounted for as an operating lease and finance lease for the land and building elements, respectively, due to the presence of a purchase price option which we concluded we are now reasonably certain to exercise. As reflected within the table above, we reduced a portion of the new finance lease right-of-use asset based on the existing finance lease liability at the time of remeasurement.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of December 31, 2019.

	Finance	Operating
	(In millions)
2020	$1.3	$24.2
2021	16.8	21.1
2022	—	15.7
2023	—	7.6
2024	—	3.8
Thereafter	—	17.4
Total minimum lease payments	$18.1	$89.8
Less: Amount of lease payments representing interest	(0.9)	(13.3)
Present value of future minimum lease payments	$17.2	$76.5
Less: current obligations under leases	(0.6)	(21.2)
Long-term lease obligation	$16.6	$55.3

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
19. LEASES (PRIOR TO ADOPTION OF ASC 842)
We lease real estate and equipment primarily under operating lease agreements, most of which have terms ranging from one to twenty years. Escalation clauses, lease payments dependent on existing rates/indexes, and other lease incentives are included in the minimum lease payments and are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements totaled $25.6 million and $26.7 million for the years ended December 31, 2018, and 2017, respectively.
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
Future minimum payments under non-cancelable leases with initial terms in excess of one year at December 31, 2018, were as follows:

	Capital	Operating
	(In millions)
2019	$0.4	$22.5
2020	0.4	22.2
2021	0.4	19.2
2022	0.4	14.0
2023	0.4	6.0
Thereafter	2.8	25.5
Total minimum lease payments	$4.8	$109.4
Less: Amounts representing interest	(1.7)	N/A
	$3.1	$109.4

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
We had $12.7 million of letters of credit outstanding as of December 31, 2019, which are required by certain of our insurance providers. In addition, as of December 31, 2019, we maintained a $5.1 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
21. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
On March 13, 2012, our Board of Directors, upon the recommendation of our Compensation and Human Resources Committee, approved the 2012 Equity Incentive Plan (the "2012 Plan"). On April 18, 2012, our shareholders approved the 2012 Plan, which replaced our previous equity incentive plan. The 2012 Plan expires on March 13, 2022 and provides for the grant of options, performance share units, restricted share units, and shares of restricted stock to our directors, officers, and employees in the total amount of 1.5 million shares. On April 17, 2019, the stockholders of the Company approved the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan (the "2019 Plan") and authorized a total of 1,590,000 shares of common stock for issuance under the 2019 Plan ("Plan Shares"). The Plan Shares include 641,363 shares of common stock which remained unissued under the 2012 Plan. No further grants of awards will be made under the 2012 Plan; however outstanding awards under the 2012 Plan will continue in effect in accordance with their terms and conditions. There were approximately 1.6 million shares available for grant in accordance with the 2019 Plan as of December 31, 2019.
We issue shares of our common stock upon the vesting of performance share units or restricted stock. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of performance share units or restricted stock, we expect to repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We have recognized $12.5 million ($3.1 million tax benefit), $10.5 million ($2.6 million tax benefit), and $13.6 million ($4.5 million tax benefit) in share-based compensation expense for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $11.9 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the 2012 Plan, and the weighted average period over which it is expected to be recognized is 2.13 years. Further, we expect to recognize $6.8 million of this expense in 2020, $3.3 million in 2021, and $1.8 million in 2022.
Performance Share Units

During the year ended December 31, 2019, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 134,758 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved, and is recognized on a graded basis over the three-year vesting period.

The following table summarizes information about performance share units for 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	205,736	$61.28
Granted	134,758	69.67
Vested	(101,377)	58.87
Forfeited or unearned	(33,827)	66.49
Non-vested at December 31, 2019	205,290	$66.92

The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Years Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of performance share units granted	$69.67	$68.50	$65.65
Total fair value of performance share units vested (in millions)	$6.0	$6.4	$6.5

Restricted Stock Awards

During the year ended December 31, 2019, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 122,167 shares of restricted stock. Restricted stock awards vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.

The following table summarizes information about restricted stock awards for 2019:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	198,776	$63.65
Granted	122,167	69.18
Vested	(85,759)	59.76
Forfeited	(31,713)	67.14
Non-vested at December 31, 2019	203,471	$68.06
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Years Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of restricted stock granted	$69.18	$71.18	$63.64
Total fair value of restricted stock awards vested (in millions)	$5.1	$5.5	$5.3

Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible compensation. IRS rules limited total participant contributions during 2019 to $18,500, or $24,500 if age 50 or more. For non-highly compensated employees, after one year of employment we match 50% of employees' contributions up to 4% of their eligible compensation. Employer contributions vest on a graded basis over 4 years after the date of hire. Expenses from continuing operations related to employer matching contributions totaled $3.7 million, $3.2 million, and $3.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

22. CONDENSED QUARTERLY REVENUES AND EARNINGS (UNAUDITED):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2018:
Revenues	$1,609.2	$1,723.6	$1,757.4	$1,784.2
Gross profit	$265.4	$277.8	$278.0	$281.8
Net income (2)(3)(4)	$40.1	$43.2	$44.3	$40.4
Net income per common share:
Basic (1)(2)(3)(4)	$1.95	$2.13	$2.22	$2.09
Diluted (1)(2)(3)(4)	$1.93	$2.11	$2.18	$2.06
2019:
Revenues	$1,670.8	$1,803.5	$1,842.0	$1,894.0
Gross profit	$279.2	$295.0	$293.1	$301.6
Net income (5)(6)(7)	$40.9	$54.9	$45.0	$43.6
Net income per common share:
Basic (1)(5)(6)(7)	$2.13	$2.87	$2.36	$2.28
Diluted (1)(5)(6)(7)	$2.11	$2.84	$2.33	$2.26
____________________________

(1)	The sum of income per common share for the four quarters does not equal total income per common share due to changes in the average number of shares outstanding during the respective periods.

(2)	Results for the three months ended June 30, 2018 were increased by $0.5 million as a result of gains from legal settlements, net of tax, or $0.03 per basic and diluted share.

(3)
Results for the three months ended September 30, 2018 were decreased by $0.6 million as a result of an adjustment to the deferred tax asset related to certain components of share-based compensation, net of tax, or $0.03 per basic and diluted share.

(4)	Results for the three months ended December 31, 2018 were decreased by a $2.8 million franchise rights impairment, net of tax, or $0.14 per basic and diluted share, respectively, in the aggregate.

(5)	Results for the three months ended March 30, 2019 were decreased by $1.8 million as a result of fixed assets write-off, net of tax, or $0.09 per basic and diluted share.

(6)	Results for the three months ended June 30, 2019 were increased by $9.0 million as a result of a gain on a divested dealership and real estate, net of tax, or $0.46 per basic and diluted share.

(7)	Results for the three months ended December 31, 2019 were decreased by $5.3 million franchise rights impairment, net of tax, or $0.27 per basic and diluted share.
23. SUBSEQUENT EVENTS

Park Place Acquisition
On December 11, 2019, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with certain members of the Park Place Dealership family of entities, to acquire substantially all of the assets of, and certain real property related to the businesses described in the Asset Purchase Agreement for a purchase price of approximately $1.0 billion (excluding vehicle inventory), reflecting $785.0 million of goodwill, approximately $215.0 million for real estate and leaseholds and approximately $30 million for parts and fixed assets (the "Acquisition"). This Acquisition is expected to close during the first quarter of 2020.
Park Place, based in Dallas, Texas, is one of the country's largest luxury dealer groups, with an attractive portfolio of high volume, award-winning, luxury dealerships and high-quality real estate. Park Place consists of a collection of:

•	ten luxury dealerships, including one dealership scheduled to open in the first quarter of 2020;

•	an auto auction business for wholesaling used cars; and

•	a subscription service platform that offers customers access to a range of luxury vehicles for a monthly fee.

New Senior Notes
On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “2028 Notes”) and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”).  The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The New Senior Notes were offered, together with additional borrowings and cash on hand, to (i) fund, if consummated, the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of the 6.0% Notes and (iii) pay fees and expenses in connection with the foregoing.

New BofA Real Estate Facility
In connection with the Acquisition, on February 7, 2020 we entered into the New BofA Real Estate Facility, which will provide for term loans in an aggregate amount not to exceed $280.6 million, and is expected to mature seven years from the initial funding of the facility. Borrowings under the New BofA Real Estate Facility are expected to be guaranteed by us and each of our operating dealership subsidiaries that own or lease the real estate being financed under the New BofA Real Estate Facility, and are expected to be collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder. In connection with the Acquisition, we intend to borrow $216.6 million under the New BofA Real Estate Facility, and have the ability to make a single draw of an additional amount up to 80% of the appraised value of the property expected to be acquired at or after the consummation of the Acquisition.

Amendments to 2019 Senior Credit Facility
In connection with the Acquisition, we have obtained amendments, among other things, to (1) increase the aggregate commitments under the Revolving Credit Facility to $350.0 million, (2) increase the aggregate commitments under the New Vehicle Floorplan Facility to $1.35 billion and (3) increase the aggregate commitments under the Used Vehicle Floorplan Facility to $200.0 million. These amendments to increase the aggregate commitments will become effective concurrently with the consummation of the Acquisition. In connection with the consummation of the Acquisition, we intend to borrow approximately $387 million under the 2019 Senior Credit Facility with respect to existing Park Place vehicle inventory, consisting of approximately $237 million under the New Vehicle Floor Plan Facility and approximately $150 million under the Used Vehicle Floor Plan Facility.

Conditional Redemption Notice for Existing Notes
On February 3, 2020, we issued a conditional notice of redemption to the holders of our 6% Notes, notifying such holders that we intend to redeem all of the 6% Notes on March 4, 2020. The redemption of the 6% Notes is conditioned upon the consummation of the Acquisition. If redeemed, the 6% Notes will be redeemed at 103% of par, plus accrued and unpaid interest to, but excluding, the date of redemption. We will pay a redemption premium in connection with the redemption of the 6% Notes of $18.0 million.

Other
In January 2020, we closed on the acquisition of a dealership (comprising three franchises) in the Denver, Colorado market which increases the number of dealerships and franchises in that market to two and four, respectively.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.
During 2019, we acquired substantially all of the assets, including certain real estate, of 10 franchises (six dealership locations) and 1 collision center. As permitted by the Securities and Exchange Commission, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2019, does not include an evaluation of the internal control over financial reporting of these acquired operations. The results for these acquisitions are included in our consolidated financial statements from the date of acquisition and represented approximately $222.9 million of consolidated assets as of December 31, 2019, and approximately $260.7 million of consolidated revenues for the year then ended.
From the acquisition dates to December 31, 2019, the processes and systems of the acquired operations did not significantly impact the internal control over financial reporting of the Company and our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting

The adoption of ASC 842, effective January 1, 2019, required the implementation of new accounting processes and a new information technology application to calculate right-of-use assets and lease liabilities which changed our internal controls over lease accounting and financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.

Reference is made to the information to be set forth in the "Proposal No. 1 Election of Directors," "Governance of the Company," "2019 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation and Human Resources Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "2019 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements: See index to Consolidated Financial Statements.

(2)	Financial Statement Schedules: None required.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated December 11, 2019, by and among the identified sellers, the identified seller affiliate, the identified principal and Asbury Automotive Group, LLC
2.2	Real Estate Purchase Agreement, dated December 11, 2019, by and among the identified sellers and Asbury Automotive Group, LLC
3.1
Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*

3.2	Bylaws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1
Indenture, dated as of December 4, 2014, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*

4.2	Form of 6.0% Senior Subordinated Note due 2024 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*
4.3
First Supplemental Indenture, dated as of July 29, 2015, by and among Asbury Automotive Group, Inc., Asbury Jax Ford, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)*

4.4
Second Supplemental Indenture, dated as of October 28, 2015, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2015)*

4.5
Third Supplemental Indenture, dated as of July 20, 2016, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)*

4.6
Fourth Supplemental Indenture, dated as of February 17, 2017, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

4.7
Fifth Supplemental Indenture, dated as of February 5, 2018, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

4.8
Sixth Supplemental Indenture, dated as of May 30, 2018, among Asbury Automotive Group, Inc., Asbury Atlanta CHEV, LLC, Asbury Georgia TOY, LLC, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

4.9
Seventh Supplemental Indenture, dated as of March 25, 2019, among Asbury Automotive Group, Inc., IN CBG, LLC, Asbury IN CDJ, LLC, Asbury Indy Chev, LLC, Asbury IN Ford, LLC, and U.S.Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

4.10
Eighth Supplemental Indenture, dated as of August 14, 2019, among Asbury Automotive Group, Inc., Asbury IN TOY, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)*

4.11
Indenture, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.12	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.13
Indenture, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.14	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**
Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.7**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.8**
First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.9**
Termination and Separation Agreement between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.10**
Letter Agreement between Asbury Automotive Group, Inc. and Sean Goodman, dated as of May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2017)*

10.11**
Severance Pay Agreement for key employees between Asbury Automotive Group, Inc. and Sean Goodman, dated as of July 7, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.12**
Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.14**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.15**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and John Hartman dated January 4, 2018 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.16**	Separation Agreement and General Release between Asbury Automotive Group, Inc. and John Hartman, dated January 2, 2020.
10.17**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George C. Karolis dated July 18, 2005 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.18**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*
10.19**	2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.20**	Form of Equity Award Agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)*
10.21**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.22
Ford Sales and Service Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.23
General Motors Dealer Sales and Service Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.24
Honda Automobile Dealer Sales and Service Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.25
Mercedes-Benz Passenger Car Dealer Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.26
Nissan Dealer Sales and Service Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.27	Toyota Dealer Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.28
Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*

10.29
Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.30
Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.31
Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.32
Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.33
Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.34
Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.35
First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*

10.36
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.37
Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.38
Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.39
Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.40
Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.41	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association
10.42
Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*

10.43
Amended and Restated Commitment Letter, dated as of December, 31, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	March 2, 2020	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	March 2, 2020
(David W. Hult)

/s/ William F. Stax	Interim Principal Financial Officer, Vice President,	March 2, 2020
(William F. Stax)	Controller and Chief Accounting Officer

/s/ Thomas J. Reddin	Director	March 2, 2020
(Thomas J. Reddin)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	March 2, 2020
(Joel Alsfine)

/s/ Thomas C. DeLoach, Jr.	Director	March 2, 2020
(Thomas C. DeLoach, Jr.)

/s/ Juanita T. James	Director	March 2, 2020
(Juanita T. James)

/s/ Eugene S. Katz	Director	March 2, 2020
(Eugene S. Katz)

/s/ Philip F. Maritz	Director	March 2, 2020
(Philip F. Maritz)

/s/ Maureen F. Morrison	Director	March 2, 2020
(Maureen F. Morrison)

/s/ Bridget M. Ryan-Berman	Director	March 2, 2020
(Bridget M. Ryan-Berman)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated December 11, 2019, by and among the identified sellers, the identified seller affiliate, the identified principal and Asbury Automotive Group, LLC
2.2	Real Estate Purchase Agreement, dated December 11, 2019, by and among the identified sellers and Asbury Automotive Group, LLC
3.1
Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*

3.2	Bylaws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1
Indenture, dated as of December 4, 2014, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*

4.2	Form of 6.0% Senior Subordinated Note due 2024 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 4, 2014)*
4.3
First Supplemental Indenture, dated as of July 29, 2015, by and among Asbury Automotive Group, Inc., Asbury Jax Ford, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)*

4.4
Second Supplemental Indenture, dated as of October 28, 2015, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2015)*

4.5
Third Supplemental Indenture, dated as of July 20, 2016, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)*

4.6
Fourth Supplemental Indenture, dated as of February 17, 2017, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

4.7
Fifth Supplemental Indenture, dated as of February 5, 2018, among Asbury Automotive Group, Inc., Asbury IN Chev, LLC, and U.S.Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

4.8
Sixth Supplemental Indenture, dated as of May 30, 2018, among Asbury Automotive Group, Inc., Asbury Atlanta CHEV, LLC, Asbury Georgia TOY, LLC, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)*

4.9
Seventh Supplemental Indenture, dated as of March 25, 2019, among Asbury Automotive Group, Inc., IN CBG, LLC, Asbury IN CDJ, LLC, Asbury Indy Chev, LLC, Asbury IN Ford, LLC, and U.S.Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*

4.10
Eighth Supplemental Indenture, dated as of August 14, 2019, among Asbury Automotive Group, Inc., Asbury IN TOY, LLC and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)*

4.11
Indenture, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.12	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.13
Indenture, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.14	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**
Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*

10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.7**
Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*

10.8**
First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.9**
Termination and Separation Agreement between Asbury Automotive Group, Inc. and Craig T. Monaghan, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.10**
Letter Agreement between Asbury Automotive Group, Inc. and Sean Goodman, dated as of May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2017)*

10.11**
Severance Pay Agreement for key employees between Asbury Automotive Group, Inc. and Sean Goodman, dated as of July 7, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)*

10.12**
Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.14**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.15**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and John Hartman dated January 4, 2018 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.16**	Separation Agreement and General Release between Asbury Automotive Group, Inc. and John Hartman, dated January 2, 2020.
10.17**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George C. Karolis dated July 18, 2005 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)*

10.18**	Form of Equity Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)*
10.19**	2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.20**	Form of Equity Award Agreement under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)*

10.21**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.22
Ford Sales and Service Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.23
General Motors Dealer Sales and Service Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.24
Honda Automobile Dealer Sales and Service Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.25
Mercedes-Benz Passenger Car Dealer Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.26
Nissan Dealer Sales and Service Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*

10.27	Toyota Dealer Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-65998, filed with the SEC on October 12, 2001)*
10.28
Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*

10.29
Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.30
Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.31
Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.32
Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.33
Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.34
Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.35
First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*

10.36
Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.37
Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*

10.38
Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.39
Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.40
Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.41	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association
10.42
Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*

10.43
Amended and Restated Commitment Letter, dated as of December, 31, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.