Form 10-Q
period 2020-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2020-05-11
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 8, 2020 was 19,289,811.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$388.6	$3.5
Contracts-in-transit	64.7	194.7
Accounts receivable, net	89.4	136.2
Inventories	1,059.7	985.0
Assets held for sale	28.7	154.2
Other current assets	122.1	129.0
Total current assets	1,753.2	1,602.6
PROPERTY AND EQUIPMENT, net	924.4	909.7
OPERATING LEASE RIGHT-OF-USE ASSETS	62.1	65.6
GOODWILL	206.5	201.7
INTANGIBLE FRANCHISE RIGHTS	113.2	121.7
OTHER LONG-TERM ASSETS	9.8	10.0
Total assets	$3,069.2	$2,911.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$118.4	$130.3
Floor plan notes payable—non-trade, net	730.1	657.7
Current maturities of long-term debt	47.4	32.4
Current maturities of operating leases	17.3	17.0
Accounts payable and accrued liabilities	268.7	308.7
Liabilities associated with assets held for sale	—	100.9
Total current liabilities	1,181.9	1,247.0
LONG-TERM DEBT	1,117.5	907.0
OPERATING LEASE LIABILITIES	48.7	52.6
DEFERRED INCOME TAXES	24.9	26.0
OTHER LONG-TERM LIABILITIES	35.3	32.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,140,657 and 41,072,080 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	586.4	582.9
Retained earnings	1,114.0	1,094.5
Treasury stock, at cost; 21,845,622 and 21,791,707 shares, respectively	(1,033.6)	(1,028.6)
Accumulated other comprehensive loss	(6.3)	(2.9)
Total shareholders' equity	660.9	646.3
Total liabilities and shareholders' equity	$3,069.2	$2,911.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
REVENUE:
New vehicle	$822.1	$871.8
Used vehicle	493.2	509.9
Parts and service	221.6	217.6
Finance and insurance, net	70.4	71.5
TOTAL REVENUE	1,607.3	1,670.8
COST OF SALES:
New vehicle	785.7	833.9
Used vehicle	462.5	475.4
Parts and service	86.7	82.3
TOTAL COST OF SALES	1,334.9	1,391.6
GROSS PROFIT	272.4	279.2
OPERATING EXPENSES:
Selling, general, and administrative	194.7	191.0
Depreciation and amortization	9.5	8.6
Franchise rights impairment	23.0	—
Other operating expense, net	10.2	1.8
INCOME FROM OPERATIONS	35.0	77.8
OTHER EXPENSES (INCOME):
Floor plan interest expense	7.0	10.2
Other interest expense, net	17.0	13.9
Loss on extinguishment of long-term debt, net	20.6	—
Gain on dealership divestitures, net	(33.7)	—
Total other expenses, net	10.9	24.1
INCOME BEFORE INCOME TAXES	24.1	53.7
Income tax expense	4.6	12.8
NET INCOME	$19.5	$40.9
EARNINGS PER SHARE:
Basic—
Net income	$1.02	$2.13
Diluted—
Net income	$1.01	$2.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.1	19.2
Restricted stock	0.1	0.1
Performance share units	0.1	0.1
Diluted	19.3	19.4

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$19.5	$40.9
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	(4.5)	(1.8)
Income tax benefit associated with cash flow swaps	1.1	0.5
Comprehensive income	$16.1	$39.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	19.5	—	—	—	19.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.4)	(3.4)
Other comprehensive income	—	—	—	—	—	—	(3.4)	(3.4)
Share-based compensation	—	—	3.8	—	—	—	—	3.8
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	68,577	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,915	(5.0)	—	(5.0)
Balances, March 31, 2020	41,140,657	$0.4	$586.4	$1,114.0	21,845,622	$(1,033.6)	$(6.3)	$660.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
Comprehensive Income:
Net income	—	—	—	40.9	—	—	—	40.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.5 tax benefit	—	—	—	—	—	—	(1.3)	(1.3)
Other comprehensive income	—	—	—	40.9	—	—	(1.3)	39.6
Cumulative effect adjustment of ASU 2018-02	—	—	—	0.2	—	—	(0.2)	—
Share-based compensation	—	—	3.9	—	—	—	—	3.9
Issuance of common stock in connection with share-based payment arrangements	238,078	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	66,912	(4.7)	—	(4.7)
Share repurchases	—	—	—	—	108,978	(7.4)	—	(7.4)
Retirement of previously repurchased common stock	(108,978)	—	(1.3)	(6.1)	(108,978)	7.4	—	—
Balances, March 31, 2019	41,194,169	$0.4	$575.5	$957.7	21,786,251	$(1,028.1)	$(0.9)	$504.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$19.5	$40.9
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	9.5	8.6
Share-based compensation	3.5	3.9
Deferred income taxes	0.1	—
Franchise rights impairment	23.0	—
Loss on extinguishment of long-term debt, net	20.6	—
Loaner vehicle amortization	5.8	5.8
Gain on divestitures, net	(33.7)	—
Change in right-of-use asset	5.2	4.5
Other adjustments, net	0.2	3.2
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	130.0	39.4
Accounts receivable	46.7	15.1
Inventories	7.9	(19.6)
Other current assets	(36.3)	(41.3)
Floor plan notes payable—trade, net	(16.2)	3.8
Accounts payable and other current liabilities	(52.6)	4.6
Operating lease liabilities	(5.3)	(4.6)
Other long-term assets and liabilities, net	(0.2)	0.9
Net cash provided by operating activities	127.7	65.2
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(9.1)	(3.6)
Capital expenditures—real estate	(2.3)	—
Purchases of previously leased real estate	—	(4.9)
Acquisitions	(63.1)	(118.5)
Divestitures	115.5	—
Proceeds from the sale of assets	4.2	—
Net cash provided by (used in) investing activities	45.2	(127.0)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,124.1	1,066.3
Floor plan borrowings—acquisitions	27.1	47.7
Floor plan repayments—non-trade	(1,086.9)	(1,033.6)
Floor plan repayments—non-trade divestiture	(50.5)	—
Proceeds from borrowings	1,355.3	—
Repayments of borrowings	(1,156.1)	(3.9)
Proceeds from sale and leaseback transaction	7.3	—
Payment of debt issuance costs	(3.1)	—
Purchases of treasury stock	—	(7.4)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(5.0)	(4.7)
Net cash provided by financing activities	212.2	64.4
Net increase in cash and cash equivalents	385.1	2.6
CASH AND CASH EQUIVALENTS, beginning of period	3.5	8.3
CASH AND CASH EQUIVALENTS, end of period	$388.6	$10.9

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of March 31, 2020, we owned and operated 102 new vehicle franchises (83 dealership locations) representing 31 brands of automobiles and 24 collision repair centers in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. For the three months ended March 31, 2020, our new vehicle revenue brand mix consisted of 43% imports, 34% luxury, and 23% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Greenville Automotive dealerships operating in Greenville, South Carolina;

•	Hare and Estes dealerships operating in the Indianapolis, Indiana area;

•	McDavid dealerships operating in metropolitan Austin and Dallas, Texas;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia;

•	Plaza dealerships operating in metropolitan St. Louis, Missouri; and

•	Mike Shaw dealerships in the Denver, Colorado area.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and reflect the consolidated accounts of Asbury Automotive Group, Inc. (the "Company") and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. If necessary, reclassifications of amounts previously reported have been made to the accompanying Condensed Consolidated Financial Statements in order to conform to current presentation.
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the Condensed Consolidated Financial Statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, have been included, unless otherwise indicated. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Accounts Receivable
The allowance for credit losses is estimated through an annual loss rate approach, by type of receivable, utilizing historical loss rates which have been adjusted for expectations of future economic conditions.
Revenue Recognition
Please refer to Note 2 "Revenue Recognition".
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale in the accompanying Condensed Consolidated Balance Sheets. Assets and liabilities classified as held for sale may include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
Recent Accounting Pronouncements
Effective January 1, 2020, the Company adopted Financial Accounting Standard Board ("FASB") Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities assess the impairment of its financial instruments based on its estimate of expected credit losses versus the current incurred loss model. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(In millions)
Revenue:
New vehicle	$822.1	$871.8
Used vehicle retail	446.0	458.2
Used vehicle wholesale	47.2	51.7
New and used vehicle	1,315.3	1,381.7
Sale of vehicle parts and accessories	36.8	36.9
Vehicle repair and maintenance services	184.8	180.7
Parts and services	221.6	217.6
Finance and insurance, net	70.4	71.5
Total revenue	$1,607.3	$1,670.8

Contract Asset
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2020	$4.8	$12.3	$17.1
Transferred to receivables from contract assets recognized at the beginning of the period	(4.8)	(4.1)	(8.9)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	3.7	4.6	8.3
Contract Assets (Current), March 31, 2020	$3.7	$12.8	$16.5

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
During the three months ended March 31, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a combined purchase price of $63.6 million. We funded these acquisitions with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, this acquisition included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.5 million of purchase price holdbacks related to a prior year acquisition during the three months ended March 31, 2020.
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
Below is the allocation of purchase price for the acquisitions completed during the three months ended March 31, 2020 and 2019, respectively. Our 2020 valuation for manufacturer franchise rights, real estate, property and equipment, and our assessment with respect to certain assumed leases is preliminary as of March 31, 2020.

The goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

	For the Three Months Ended March 31,
	2020	2019
	(In millions)
Inventory	$29.8	$58.1
Real estate	14.5	29.8
Property and equipment	0.4	1.8
Goodwill and manufacturer franchise rights	19.2	32.1
Liabilities assumed	—	(0.8)
Other	(0.3)	—
Total purchase price	$63.6	$121.0

During the three months ended March 31, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market and we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market. The Company recorded a pre-tax gain totaling $33.7 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on dealership divestitures, net. The divested businesses would not be considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.
We did not divest any dealerships during the three months ended March 31, 2019.
On December 11, 2019, we announced the proposed acquisition of substantially all of the assets of the businesses of the Park Place Dealership family of entities (collectively, "Park Place") pursuant to that certain Asset Purchase Agreement, dated as of December 11, 2019, among the Company, Park Place and the other parties thereto (the "Asset Purchase Agreement"), and related agreements and transactions (collectively, the "Acquisition"). On March 24, 2020, we delivered notice to the sellers terminating the Acquisition pursuant to the terms of the related agreements and transactions in exchange for the payment of $10.0 million of liquidated damages which is reflected in our accompanying Condensed Consolidated Statements of Income as Other operating expense, net. See Note 9 "Debt" for details related to the impact on certain financing arrangements as a result of terminating the Acquisition.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(In millions)
Vehicle receivables	$21.2	$44.8
Manufacturer receivables	38.7	50.4
Other receivables	31.0	42.4
Total accounts receivable	90.9	137.6
Less—Allowance for credit losses	(1.5)	(1.4)
Accounts receivable, net	$89.4	$136.2

5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(In millions)
New vehicles	$861.1	$802.6
Used vehicles	158.0	140.1
Parts and accessories	40.6	42.3
Total inventories	$1,059.7	$985.0

The lower of cost and net realizable value reserves reduced total inventories by $8.1 million and $6.1 million as of March 31, 2020 and December 31, 2019, respectively. In addition to inventories shown above, we had $67.7 million of inventories classified as Assets held for sale on the accompanying Consolidated Balance Sheet as of December 31, 2019, associated with pending dealership disposals. As of March 31, 2020 and December 31, 2019, certain automobile manufacturer incentives reduced new vehicle inventory cost by $10.1 million and $9.6 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2020 and 2019 by $10.2 million and $10.5 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
Real estate assets held for sale not currently used in our operations and other real estate assets, totaled $28.7 million and $38.9 million as of March 31, 2020 and December 31, 2019, respectively. There were no liabilities associated with these properties as of March 31, 2020. As of December 31, 2019, there was $8.3 million of mortgage payable.
As of December 31, 2019, there were seven franchises (six dealership locations) and one collision center pending disposition, with assets and liabilities totaling $115.3 million and $92.6 million, respectively. During the three months ended March 31, 2020, the Company recorded a pre-tax gain totaling $33.7 million, on the sale of these dealerships.
Additionally, during the three months ended March 31, 2020, we sold one vacant property with a net book value of $3.7 million.
7. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
Our acquisitions have resulted in the recording of goodwill and intangible franchise rights. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Franchise rights are indefinite-lived intangible assets representing our rights under franchise agreements with vehicle manufacturers. Goodwill and intangible franchise rights are tested annually as of October 1st or more frequently in the event that facts and circumstances indicate a triggering event has occurred.
As a result of the adverse impact on our dealership operations caused by the COVID-19 pandemic, the Company considered the extent to which the COVID-19 impacts combined with other relevant circumstances (e.g., the results of the Company’s most recent impairment test) could affect the significant inputs used to determine the fair value of the Company’s franchise rights and goodwill associated with the Company’s reporting units.
To the extent that we determined that the totality of events and circumstances and their effect on the significant inputs into the fair value determination of our franchise rights and reporting units, would more likely than not lead to an impairment of the carrying value of the franchise rights or goodwill reporting units, we performed quantitative impairment tests as of March 31, 2020. We performed qualitative assessments on the remaining franchise rights and goodwill reporting units as of March 31, 2020.
The results of our quantitative and qualitative assessments indicated that the carrying value of goodwill related to all reporting units did not exceed their fair value.
The quantitative impairment tests for franchise rights included a comparison of the estimated fair value to the carrying value of each franchise right asset. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions related to the cash flows directly attributable to the franchise. These assumptions include year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.
The results of the quantitative impairment testing for certain franchise rights as of March 31, 2020, identified that the carrying values of certain of our franchise rights assets exceeded their fair value. As a result, we recognized a $23.0 million pre-tax non-cash impairment charge during the three months ended March 31, 2020.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(In millions)
Floor plan notes payable—trade (a)	$133.7	$146.5
Floor plan notes payable offset account	(15.3)	(16.2)
Floor plan notes payable—trade, net	$118.4	$130.3

Floor plan notes payable—new non-trade (b)	$784.8	$773.6
Floor plan notes payable—used non-trade	110.0	—
Floor plan notes payable offset account	(164.7)	(115.9)
Floor plan notes payable—non-trade, net	$730.1	$657.7
____________________________
(a) Amounts reflected for floor plan notes payable—trade as of December 31, 2019, excluded $21.9 million classified as
Liabilities associated with assets held for sale.
(b) Amounts reflected for floor plan notes payable—new non-trade as of December 31, 2019, excluded $40.9 million classified as Liabilities associated with assets held for sale.
We have a floor plan facility with Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in December 2019 to extend the maturity date from December 5, 2019 to May 31, 2020.
We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding Floor Plan Notes Payable—Trade. In addition, we have a similar floor plan offset account with Bank of America that allows us to offset our Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As of March 31, 2020 and December 31, 2019, we had $180.0 million and $132.1 million, respectively, in these floor plan offset accounts.
At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our aggregate revolving commitment under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2019, $190.0 million of availability under our Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility. On March 17, 2020, the entire $190.0 million was re-designated from the New Vehicle Floor Plan Facility to the Revolving Credit Facility. In addition, on March 18, 2020 we borrowed $110.0 million under the Used Vehicle Floor Plan Facility.

9. DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(In millions)
6.00% Senior Subordinated Notes due 2024	$—	$600.0
4.50% Senior Notes due 2028	280.0	—
4.75% Senior Notes due 2030	320.0	—
Mortgage notes payable bearing interest at fixed rates	99.2	100.5
2018 Bank of America Facility (a)	105.3	88.3
2018 Wells Fargo Master Loan Facility	25.0	25.0
2013 BofA Real Estate Facility	16.5	35.5
2015 Wells Fargo Master Loan Facility (b)	75.5	76.8
2019 Bank of America Revolving Credit Facility	237.0	—
Finance lease liability	17.0	17.2
Total debt outstanding	1,175.5	943.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	—	5.1
Less—debt issuance costs	(10.6)	(9.0)
Long-term debt, including current portion	1,164.9	939.4
Less—current portion, net of current portion of debt issuance costs	(47.4)	(32.4)
Long-term debt	$1,117.5	$907.0

____________________________
(a) Amounts reflected for the 2018 BofA Real Estate Facility as of December 31, 2019, exclude $26.6 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2015 Wells Fargo Master Loan Facility as of December 31, 2019, exclude $1.5 million classified as Liabilities associated with assets held for sale.
6.00% Senior Subordinated Notes due 2024
On February 3, 2020, we issued a conditional notice of redemption to the holders of our 6% Notes, notifying such holders that we intend to redeem all of the 6% Notes. On March 4, 2020, the 6% Notes were redeemed at 103% of par, plus accrued and unpaid interest to, but excluding, the date of redemption. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the write-off of the unamortized premium and debt issuance costs totaling $1.1 million related to the 6% Notes on the redemption date.
New Senior Notes
On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million  aggregate principal amount of 4.50% Senior Notes due 2028 (the “2028 Notes”) and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”).  The Company paid lender fees of $6.8 million in conjunction with the Notes offering and incurred additional debt issuance costs of $3.1 million. The lender fees and other debt issuance costs incurred are being amortized over the term of the Notes using the effective interest method.
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
As a result of the termination of the Acquisition, the Company delivered a notice of special mandatory redemption to holders of its 2028 Notes and 2030 Notes pursuant to which it would redeem on a pro rata basis (1) $245.0 million of the 2028 Notes and (2) $280.0 million of the 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to but excluding, the special mandatory redemption date. On March 30, 2020, the Company completed the redemption and recorded a write-off of unamortized debt issuance costs of $1.5 million.

The remaining outstanding 2028 Notes and 2030 Notes are subject to customary covenants, events of default and optional redemption provisions. In addition, the remaining outstanding 2028 Notes and 2030 Notes are required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes, 2028 Notes and 2030 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2020, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
Amendments to 2019 Senior Credit Facility
In connection with the Acquisition, we obtained amendments, among other things, to (1) increase the aggregate commitments under the Revolving Credit Facility to $350.0 million, (2) increase the aggregate commitments under the New Vehicle Floorplan Facility to $1.35 billion and (3) increase the aggregate commitments under the Used Vehicle Floorplan Facility to $200.0 million. These amendments to increase the aggregate commitments were to be effective concurrently with the consummation of the Acquisition. As a result of the termination of the Acquisition, the aforementioned amendments did not become effective.
On March 18, 2020, the Company borrowed an additional $237.0 million under the Revolving Credit Facility and, as a result has no additional availability thereunder.
New BofA Real Estate Facility
In connection with the Acquisition, on February 7, 2020 we entered into the New BofA Real Estate Facility, which provided for term loans in an aggregate amount not to exceed $280.6 million, upon the consummation of the Acquisition. As a result of the termination of the Acquisition, the anticipated borrowings under the New BofA Real Estate Facility have not occured.
10. FINANCIAL INSTRUMENTS AND FAIR VALUE
In determining fair value, we use various valuation approaches, including market and income approaches. Accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the presumptions market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
A summary of the carrying values and fair values of our Notes and our Mortgage notes payable is as follows:

	As of
	March 31, 2020	December 31, 2019
	(In millions)
Carrying Value:
6.00% Senior Subordinated Notes due 2024	$—	$598.8
4.50% Senior Notes due 2028	276.5	—
4.75% Senior Notes due 2030	315.2	—
Mortgage notes payable (a)	319.2	323.4
Total carrying value	$910.9	$922.2

Fair Value:
6.00% Senior Subordinated Notes due 2024	$—	$619.5
4.50% Senior Notes due 2028	238.0	—
4.75% Senior Notes due 2030	272.0	—
Mortgage notes payable (a)	344.2	364.2
Total fair value	$854.2	$983.7

____________________________
(a) Excludes amounts classified as Liabilities associated with assets held for sale as of December 31, 2019.

Interest Rate Swap Agreements

In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in February 2025. The notional value of this swap was $78.5 million as of March 31, 2020 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in September 2023. The notional value of this swap was $51.8 million as of March 31, 2020 and is reducing over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $8.3 million and a $3.8 million liability as of March 31, 2020 and December 31, 2019, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	March 31, 2020	December 31, 2019
	(In millions)
Other current liabilities	$2.2	$0.9
Other long-term liabilities	6.1	2.9
Total fair value	$8.3	$3.8

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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2020	$(4.5)	Other interest expense, net	$(0.3)
2019	$(1.8)	Floor plan interest expense and Other interest expense, net	$—

 On the basis of yield curve conditions as of March 31, 2020 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $2.2 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2020 and 2019, we made interest payments, including amounts capitalized, totaling $22.3 million and $14.1 million, respectively. Included in these interest payments are $7.4 million and $9.8 million, of floor plan interest payments during the three months ended March 31, 2020 and 2019, respectively.
During the three months ended March 31, 2020 and 2019, no material income tax payments were made, nor refunds received.
During the three months ended March 31, 2020 and 2019, we transferred $39.4 million and $37.0 million, respectively, of loaner vehicles from Other current assets to Inventories on our Condensed Consolidated Balance Sheets.
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
We had $12.7 million of letters of credit outstanding as of March 31, 2020, which are required by certain of our insurance providers. In addition, as of March 31, 2020, we maintained a $5.3 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
13. SUBSEQUENT EVENTS
On April 27, 2020, we entered into an amendment to our floor plan facility with Ford Credit to extend the maturity date from May 31, 2020 to July 31, 2020.

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
Certain of the discussions and information included or incorporated by reference in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as "may," "target," "could," "would," "will," "should," "believe," "expect," "anticipate," "plan," "intend," "foresee," and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•
The declines in sales and service revenue and ongoing disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the COVID-19 pandemic;

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•
The degree to which declines in sales and service revenue and ongoing disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the COVID-19 pandemic may adversely impact our business, results of operations, financial condition and cash flows;

•
changes in general economic and business conditions, including changes in employment levels, consumer confidence levels, consumer demand and preferences, the availability and cost of credit, fuel prices, levels of discretionary personal income and interest rates;

•
our ability to generate sufficient cash flows, maintain our liquidity and obtain any necessary additional funds for working capital, capital expenditures, acquisitions, stock repurchases, debt maturity payments and other corporate purposes, if necessary or desirable;

•
significant disruptions in the production and delivery of vehicles and parts for any reason, including the COVID-19 pandemic, natural disasters, product recalls, work stoppages or other occurrences that are outside of our control;

•
our ability to execute our automotive retailing and service business strategy while operating under restrictions and best practices imposed or encouraged by governmental and other regulatory authorities;

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

•	changes in, or the imposition of, new tariffs or trade restrictions on imported vehicles or parts;

•	adverse results from litigation or other similar proceedings involving us;

•	our ability to consummate planned mergers, acquisitions and dispositions;

•	any disruptions in the financial markets, which may impact our ability to access capital;

•	our relationships with, and the financial stability of, our lenders and lessors;

•	our ability to execute our initiatives and other strategies;

•	our ability to leverage gains from our dealership portfolio; and

•	our ability to successfully integrate businesses we may acquire, or that any business we acquire may not perform as we expected at the time we acquired it.
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to update any forward-looking statement contained herein.

OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2020, we owned and operated 102 new vehicle franchises (83 dealership locations), representing 31 brands of automobiles and 24 collision centers in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. For the three months ended March 31, 2020, our new vehicle revenue brand mix consisted of 43% imports, 34% luxury, and 23% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•	Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;

•	Courtesy dealerships operating in Tampa, Florida;

•	Crown dealerships operating in North Carolina, South Carolina and Virginia;

•	Greenville Automotive dealerships operating in Greenville, South Carolina;

•	Hare and Estes dealerships operating in the Indianapolis, Indiana area;

•	McDavid dealerships operating in metropolitan Austin and Dallas, Texas;

•	Nalley dealerships operating in metropolitan Atlanta, Georgia;

•	Plaza dealerships operating in metropolitan St. Louis, Missouri; and

•	Mike Shaw dealerships operating in the Denver, Colorado area.
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
Our continued organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix, and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, and employment levels. In addition, manufacturer imposed stop-sales or open safety recalls, primarily due to, but not limited to, vehicle safety concerns or a vehicle's failure to meet environmental related requirements.
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. As a result of market conditions caused by COVID-19, certain vehicle manufacturers and other suppliers have ceased or slowed production of new vehicles, parts and other supplies. We cannot predict with any certainty how long the automotive retail industry will be subject to these production slowdowns implemented by such vehicle manufacturers and other suppliers and when normalized production will resume at these manufacturers. Further, governmental actions, such as travel restrictions imposed in response to national emergencies or the imposition of, tariffs or trade restrictions on imported goods, may adversely affect vehicle sales and depress demand. However, we believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our diversified brand and geographic mix.
Impact of COVID-19 on Our Business
The COVID-19 pandemic, and the response thereto, including “shelter in place” or “stay at home” orders issued by federal, state and local governments and other regulatory authorities, has adversely impacted, and is expected to continue to adversely impact, our business operations, store traffic, financial condition, liquidity and cash flow, as well as the operations, financial condition and liquidity of our suppliers, vendors and business partners and the global economic condition in general.
Despite auto retailers having been deemed essential services in most of the markets in which we operate, we experienced significant declines in new and used vehicle unit sales towards the latter half of March which carried over into April. The pandemic has deteriorated consumer confidence and led to furloughs and increased unemployment across the country, reducing the number of consumers who will qualify for the extension of credit for a vehicle purchase or qualify for a lease. Additionally, the closures of, and/or reduced availability of services from the department of motor vehicles in various states have and will continue to have an adverse effect on our ability to obtain license plates for our fleet and our customers, to perfect liens on sold vehicles, and on our customers’ ability to obtain valid driver licenses. Our parts and service business is also operating below capacity, as consumer fears about becoming ill with the disease adversely affects traffic to our dealerships.
In response to the downturn in our business, in early April management took various actions in an attempt to mitigate the financial impact of COVID-19. These actions included the furloughing of approximately 2,300 employees, reduced store hours, and suspension of the Company's 401(k) match. In addition, the Company has implemented temporary reductions in pay for all employees and the Company’s directors have also agreed to waive portions of their annual cash retainers. These actions will be evaluated and adjusted as necessary in response to the Company’s operational needs during the ongoing outbreak of COVID-19 and the resulting economic uncertainty.
We are monitoring and managing our cash flows and have enacted cost saving measures to respond to the volatile environment. The Company has significantly reduced its marketing expenses, deferred most capital expenditures, and negotiated significant discounts with certain vendors through the end of the second quarter of 2020. Because the Company cannot predict the duration of the pandemic or the lifting of "shelter in place orders", the Company will continue to evaluate its options and manage its business as appropriate on a location by location basis in order to preserve its financial flexibility during this challenging time.
The COVID-19 global pandemic has resulted in a significant decrease in our market capitalization and profitability that increases the risk of impairment. During the first quarter of 2020, we recorded a $23.0 million non-cash impairment charge related to our intangible manufacturer franchise rights. We may be required to record additional impairment charges if the COVID-19 global pandemic continues, and we cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.

As a precautionary measure, on March 18, 2020, the Company borrowed an additional $237 million under the Revolving Credit Facility and an additional $110 million under the Used Vehicle Floor Plan Facility. As of March 31, 2020, we had $12.5 million of remaining availability under the Used Vehicle Floor Plan Facility and no remaining availability under the Revolving Credit Facility. As of March 31, 2020, we had cash and cash equivalents of $388.6 million and an additional $180.0 million of funds in our floor plan offset accounts. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
Our top priority continues to be the safety and protection of our customers, team members and their families. We have modified certain business practices to conform to government restrictions and are taking precautionary measures as directed by government and regulatory authorities. Following the CDC’s recommendation, we are providing face masks to employees. We have also increased the frequency of dealership cleanings, implemented the use of plastic seat and steering wheel covers when performing service on guest's vehicles, are thoroughly cleaning and sanitizing loaner vehicles after each use and have secured extra supplies of hand sanitizer, alcohol wipes, gloves and disinfectants for both employee and guest use at our dealerships. Many of our stores are also offering complimentary pick up and delivery services to our customers, and we continue to offer online purchasing of new and used vehicles with delivery to the customer.
Park Place Acquisition
As previously announced, on December 11, 2019, the Company entered into (1) an Asset Purchase Agreement (the “Asset Purchase Agreement”) with certain members of the Park Place Dealership family of entities, Park Place Mid-Cities, Ltd., a Texas limited partnership, and the identified principal (collectively, “Park Place”) and (2) a Real Estate Purchase Agreement (the “Real Estate Purchase Agreement” and, together with the Asset Purchase Agreement, the “Transaction Agreements”) with certain members of the Park Place Dealership family of entities to acquire substantially all of the assets of, and certain real property related to, the Park Place business. On March 24, 2020, the Purchaser delivered notice to the sellers terminating the Transaction Agreements pursuant to the terms thereof in exchange for the payment of $10.0 million of liquidated damages. Please refer to Liquidity and Capital Resources for additional details.
First Quarter Results
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended March 31, 2020 was 15.2 million compared to 16.9 million during the three months ended March 31, 2019. SAAR for the months of January and February was 17.1 million and 17.0 million, respectively. Despite a strong start to the month, March ended with a SAAR of 11.4 million as the impact of the COVID-19 pandemic began to severely impact our business and industry as a whole. In addition to a decline in vehicle sales in March, there was also a precipitous decline in used vehicle sales, as well as the parts and service business. As the result of government ordered closures of non-essential businesses, the country has seen an unprecedented increase in unemployment claims which has eroded consumer confidence and the willingness to make significant purchases such as automobiles. We expect to continue to be adversely impacted by this pandemic for the foreseeable future.
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
We had total available liquidity of $581.1 million as of March 31, 2020, which consisted of cash and cash equivalents of $388.6 million, $180.0 million of funds in our floor plan offset accounts and $12.5 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$822.1	$871.8	$(49.7)	(6)%
Used vehicle	493.2	509.9	(16.7)	(3)%
Parts and service	221.6	217.6	4.0	2%
Finance and insurance, net	70.4	71.5	(1.1)	(2)%
TOTAL REVENUE	1,607.3	1,670.8	(63.5)	(4)%
GROSS PROFIT:
New vehicle	36.4	37.9	(1.5)	(4)%
Used vehicle	30.7	34.5	(3.8)	(11)%
Parts and service	134.9	135.3	(0.4)	—%
Finance and insurance, net	70.4	71.5	(1.1)	(2)%
TOTAL GROSS PROFIT	272.4	279.2	(6.8)	(2)%
OPERATING EXPENSES:
Selling, general, and administrative	194.7	191.0	3.7	2%
Depreciation and amortization	9.5	8.6	0.9	10%
Franchise rights impairment	23.0	—	23.0	—%
Other operating expense, net	10.2	1.8	8.4	NM
INCOME FROM OPERATIONS	35.0	77.8	(42.8)	(55)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	7.0	10.2	(3.2)	(31)%
Other interest expense, net	17.0	13.9	3.1	22%
Loss on extinguishment of long-term debt, net	20.6	—	20.6	—%
Gain on dealership divestitures, net	(33.7)	—	(33.7)	—%
Total other expenses, net	10.9	24.1	(13.2)	(55)%
INCOME BEFORE INCOME TAXES	24.1	53.7	(29.6)	(55)%
Income tax expense	4.6	12.8	(8.2)	(64)%
NET INCOME	$19.5	$40.9	$(21.4)	(52)%
Net income per share—Diluted	$1.01	$2.11	$(1.10)	(52)%
______________________________
NM—Not Meaningful

	For the Three Months Ended March 31,
	2020	2019
REVENUE MIX PERCENTAGES:
New vehicle	51.1%	52.2%
Used vehicle retail	27.8%	27.4%
Used vehicle wholesale	2.9%	3.1%
Parts and service	13.8%	13.0%
Finance and insurance, net	4.4%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	13.4%	13.6%
Used vehicle retail	11.5%	12.0%
Used vehicle wholesale	(0.2)%	0.3%
Parts and service	49.5%	48.5%
Finance and insurance, net	25.8%	25.6%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.9%	16.7%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	71.5%	68.4%
Total revenue for the three months ended March 31, 2020 decreased by $63.5 million (4%) compared to the three months ended March 31, 2019, due to a $49.7 million (6%) decrease in new vehicle revenue, a $16.7 million (3%) decrease in used vehicle revenue, a $1.1 million (2%) decrease in F&I, net revenue, partially offset by a $4.0 million (2%) increase in parts and service revenue. The $6.8 million (2%) decrease in gross profit during the three months ended March 31, 2020 was driven by a $3.8 million (11%) decrease in used vehicle gross profit, a $1.5 million (4%) decrease in new vehicle gross profit, a $1.1 million (2%) decrease in F&I, net and a $0.4 million decrease in parts and service gross profit.
Income from operations during the three months ended March 31, 2020 decreased by $42.8 million (55%) compared to the three months ended March 31, 2019, due to the $6.8 million (2%) decrease in gross profit, a $3.7 million (2%) increase in SG&A expenses, a $0.9 million (10%) increase in depreciation and amortization expense, a $23.0 million franchise right impairment charge and a $8.4 million increase in other operating expense, net. Total other expenses, net decreased by $13.2 million (55%), primarily as a result of a $33.7 million net gain on dealership divestitures during the first quarter of 2020 and a $3.2 million (31%) decrease in floor plan interest expense, partially offset by a $20.6 million loss on extinguishment of debt and a $3.1 million (22%) increase in other interest expense, net. As a result, income before income taxes decreased $29.6 million (55%) to $24.1 million for the three months ended March 31, 2020. Overall, net income decreased by $21.4 million (52%) during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$276.5	$289.0	$(12.5)	(4)%
Import	358.2	405.0	(46.8)	(12)%
Domestic	187.4	177.8	9.6	5%
Total new vehicle revenue	$822.1	$871.8	$(49.7)	(6)%
Gross profit:
Luxury	$16.9	$19.1	$(2.2)	(12)%
Import	10.6	11.7	(1.1)	(9)%
Domestic	8.9	7.1	1.8	25%
Total new vehicle gross profit	$36.4	$37.9	$(1.5)	(4)%
New vehicle units:
Luxury	4,992	5,162	(170)	(3)%
Import	12,458	14,443	(1,985)	(14)%
Domestic	4,527	4,504	23	1%
Total new vehicle units	21,977	24,109	(2,132)	(9)%

Same Store:
Revenue:
Luxury	$275.7	$287.5	$(11.8)	(4)%
Import	323.3	359.6	(36.3)	(10)%
Domestic	146.4	155.7	(9.3)	(6)%
Total new vehicle revenue	$745.4	$802.8	$(57.4)	(7)%
Gross profit:
Luxury	$17.0	$19.1	$(2.1)	(11)%
Import	9.3	10.4	(1.1)	(11)%
Domestic	6.9	6.4	0.5	8%
Total new vehicle gross profit	$33.2	$35.9	$(2.7)	(8)%
New vehicle units:
Luxury	4,977	5,132	(155)	(3)%
Import	11,340	12,842	(1,502)	(12)%
Domestic	3,596	3,952	(356)	(9)%
Total new vehicle units	19,913	21,926	(2,013)	(9)%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per new vehicle sold	$37,407	$36,161	$1,246	3%
Gross profit per new vehicle sold	$1,656	$1,572	$84	5%
New vehicle gross margin	4.4%	4.3%	0.1%

Luxury:
Gross profit per new vehicle sold	$3,385	$3,700	$(315)	(9)%
New vehicle gross margin	6.1%	6.6%	(0.5)%
Import:
Gross profit per new vehicle sold	$851	$810	$41	5%
New vehicle gross margin	3.0%	2.9%	0.1%
Domestic:
Gross profit per new vehicle sold	$1,966	$1,576	$390	25%
New vehicle gross margin	4.7%	4.0%	0.7%

Same Store:
Revenue per new vehicle sold	$37,433	$36,614	$819	2%
Gross profit per new vehicle sold	$1,667	$1,637	$30	2%
New vehicle gross margin	4.5%	4.5%	—%

Luxury:
Gross profit per new vehicle sold	$3,416	$3,722	$(306)	(8)%
New vehicle gross margin	6.2%	6.6%	(0.4)%
Import:
Gross profit per new vehicle sold	$820	$810	$10	1%
New vehicle gross margin	2.9%	2.9%	—%
Domestic:
Gross profit per new vehicle sold	$1,919	$1,619	$300	19%
New vehicle gross margin	4.7%	4.1%	0.6%
For the three months ended March 31, 2020, new vehicle revenue decreased by $49.7 million (6%) as a result of a 9% decrease in new vehicle units sold, partially offset by a 3% increase in revenue per new vehicle sold. For the three months ended March 31, 2020, same store new vehicle revenue decreased 7% as the result of a 9% decrease in new vehicle units sold, partially offset by an increase in revenue per unit sold.
For the three months ended March 31, 2020, new vehicle gross profit and same store new vehicle gross profit decreased by $1.5 million (4%) and $2.7 million (8%), respectively. Same store new vehicle gross margin for the three months ended March 31, 2020 remained at 4.5%.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended March 31, 2020 was 15.2 million compared to 16.9 million during the three months ended March 31, 2019, a 10% decrease. The Company experienced a significant decline in new vehicle sales during the latter half of March as a result of the “shelter in place” orders imposed by governmental and other regulatory authorities, in an attempt to curb the spread of the COVID-19 virus.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$446.0	$458.2	$(12.2)	(3)%
Used vehicle wholesale revenue	47.2	51.7	(4.5)	(9)%
Used vehicle revenue	$493.2	$509.9	$(16.7)	(3)%
Gross profit:
Used vehicle retail gross profit	$31.2	$33.6	$(2.4)	(7)%
Used vehicle wholesale gross profit	(0.5)	0.9	(1.4)	(156)%
Used vehicle gross profit	$30.7	$34.5	$(3.8)	(11)%
Used vehicle retail units:
Used vehicle retail units	20,287	21,083	(796)	(4)%

Same Store:
Revenue:
Used vehicle retail revenue	$404.5	$426.6	$(22.1)	(5)%
Used vehicle wholesale revenue	43.4	47.2	(3.8)	(8)%
Used vehicle revenue	$447.9	$473.8	$(25.9)	(5)%
Gross profit:
Used vehicle retail gross profit	$28.3	$31.8	$(3.5)	(11)%
Used vehicle wholesale gross profit	(0.5)	0.8	(1.3)	(163)%
Used vehicle gross profit	$27.8	$32.6	$(4.8)	(15)%
Used vehicle retail units:
Used vehicle retail units	18,230	19,510	(1,280)	(7)%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per used vehicle retailed	$21,985	$21,733	$252	1%
Gross profit per used vehicle retailed	$1,538	$1,594	$(56)	(4)%
Used vehicle retail gross margin	7.0%	7.3%	(0.3)%

Same Store:
Revenue per used vehicle retailed	$22,189	$21,866	$323	1%
Gross profit per used vehicle retailed	$1,552	$1,630	$(78)	(5)%
Used vehicle retail gross margin	7.0%	7.5%	(0.5)%
Used vehicle revenue decreased by $16.7 million (3%) due to a $12.2 million (3%) decrease in used vehicle retail revenue, and a $4.5 million (9%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $25.9 million (5%) due to a $22.1 million (5%) decrease in used vehicle retail revenue, and a $3.8 million (8%) decrease in used vehicle wholesale revenues.
For the three months ended March 31, 2020, total Company and same store used vehicle retail gross profit margins decreased 30 and 50 basis points, respectively, to 7.0%. Similar to new vehicles, used vehicle retail sales experienced a significant decline during the second half of March, increasing the day supply to 42 days which is above our targeted range of 30 to 35 days. In addition to the decline in used vehicle sales, we also observed a weakening in the wholesale market.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions)
As Reported:
Parts and service revenue	$221.6	$217.6	$4.0	2%
Parts and service gross profit:
Customer pay	78.1	77.2	0.9	1%
Warranty	22.2	21.6	0.6	3%
Wholesale parts	5.0	6.1	(1.1)	(18)%
Parts and service gross profit, excluding reconditioning and preparation	$105.3	$104.9	$0.4	—%
Parts and service gross margin, excluding reconditioning and preparation	47.5%	48.2%	(0.7)%
Reconditioning and preparation *	$29.6	$30.4	$(0.8)	(3)%
Total parts and service gross profit	$134.9	$135.3	$(0.4)	—%

Same Store:
Parts and service revenue	$203.5	$204.6	$(1.1)	(1)%
Parts and service gross profit:
Customer pay	72.5	73.3	(0.8)	(1)%
Warranty	19.7	20.6	(0.9)	(4)%
Wholesale parts	4.6	5.5	(0.9)	(16)%
Parts and service gross profit, excluding reconditioning and preparation	$96.8	$99.4	$(2.6)	(3)%
Parts and service gross margin, excluding reconditioning and preparation	47.6%	48.6%	(1.0)%
Reconditioning and preparation *	$27.3	$28.0	$(0.7)	(3)%
Total parts and service gross profit	$124.1	$127.4	$(3.3)	(3)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales on the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $4.0 million (2%) increase in parts and service revenue was primarily due to a $3.1 million (2%) increase in customer pay revenue, and a $1.1 million (3%) increase in warranty revenue, partially offset by a $0.2 million (1%) decrease in wholesale parts revenue. Same store parts and service revenue decreased by $1.1 million (1%) from $204.6 million for the three months ended March 31, 2019 to $203.5 million for the three months ended March 31, 2020. The decrease in same store parts and service revenue was primarily due to a $1.0 million (3%) decrease in warranty revenue and a $0.1 million decrease in customer pay revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $0.4 million to $105.3 million and same store gross profit, excluding reconditioning and preparation, decreased by $2.6 million (3%) to $96.8 million. The decrease in same store gross profit is attributable to decreases in customer pay gross profit, warranty gross profit, and wholesale parts gross profit. The parts and service business was negatively impacted in March as a result of customers observing "shelter in place" orders issued in response to the COVID-19 pandemic.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$70.4	$71.5	$(1.1)	(2)%
Finance and insurance, net per vehicle sold	$1,666	$1,582	$84	5%

Same Store:
Finance and insurance, net	$64.4	$66.2	$(1.8)	(3)%
Finance and insurance, net per vehicle sold	$1,688	$1,598	$90	6%
F&I revenue, net decreased $1.1 million (2%) during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, and same store F&I, net revenue decreased by $1.8 million (3%) over the same period. F&I revenue, net was negatively impacted by decreases in new and used retail unit sales which were negatively impacted by the COVID-19 pandemic. For the three months ended March 31, 2020 same store F&I PVR increased $90/unit (6%) over the prior year quarter.
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2020	% of Gross Profit	2019	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$94.9	34.8%	$92.4	33.1%	$2.5	1.7%
Sales compensation	27.4	10.1%	28.3	10.1%	(0.9)	—%
Share-based compensation	3.5	1.3%	3.9	1.4%	(0.4)	(0.1)%
Outside services	21.4	7.9%	19.5	7.0%	1.9	0.9%
Advertising	7.4	2.7%	8.0	2.9%	(0.6)	(0.2)%
Rent	6.8	2.5%	6.8	2.4%	—	0.1%
Utilities	4.1	1.5%	4.2	1.5%	(0.1)	—%
Insurance	4.1	1.5%	3.2	1.1%	0.9	0.4%
Other	25.1	9.2%	24.7	8.9%	0.4	0.3%
Selling, general, and administrative expense	$194.7	71.5%	$191.0	68.4%	$3.7	3.1%
Gross profit	$272.4		$279.2

Same Store:
Personnel costs	$86.9	34.8%	$86.9	33.2%	$—	1.6%
Sales compensation	24.8	9.9%	26.2	10.0%	(1.4)	(0.1)%
Share-based compensation	3.5	1.4%	3.9	1.5%	(0.4)	(0.1)%
Outside services	19.5	7.8%	18.1	6.9%	1.4	0.9%
Advertising	5.9	2.4%	7.3	2.8%	(1.4)	(0.4)%
Rent	6.7	2.7%	6.7	2.6%	—	0.1%
Utilities	3.7	1.5%	3.9	1.5%	(0.2)	—%
Insurance	3.4	1.4%	2.8	1.1%	0.6	0.3%
Other	$24.1	9.6%	$23.3	8.7%	0.8	0.9%
Selling, general, and administrative expense	$178.5	71.5%	$179.1	68.3%	$(0.6)	3.2%
Gross profit	$249.5		$262.1
SG&A expense as a percentage of gross profit increased 310 basis points from 68.4% for the three months ended March 31, 2019 to 71.5% for the three months ended March 31, 2020 . Same store SG&A expense as a percentage of gross profit increased 320 basis points from 68.3% for the three months ended March 31, 2019 to 71.5% for the three months ended March 31, 2020. The increase in SG&A as a percentage of gross profit during the three months ended March 31, 2020, is primarily the result of a decline in gross profit as a result of the negative impact the COVID-19 pandemic had on the business, particularly during the latter half of the month of March.
Franchise Rights Impairment —
During the three months ended March 31, 2020, we recorded a franchise rights impairment charge of $23.0 million. As a result of the COVID-19 pandemic, we performed a quantitative impairment analysis of certain franchise rights assets and determined that their carrying values exceeded their fair value by $23.0 million.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the three months ended March 31, 2020, the Company recorded Other operating expense, net of $10.2 million, which included an $11.6 million charge related to certain financing transactions related to, as well as the termination of, the Park Place acquisition, a $0.9 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate. Included in the $1.8 million of other operating expense, net for the three months ended March 31, 2019, was a $2.4 million pre-tax loss related to the write-off of fixed assets, partially offset by $0.6 million, net of other non-core operating income.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $3.2 million (31%) to $7.0 million during the three months ended March 31, 2020 compared to $10.2 million during the three months ended March 31, 2019 primarily as a result of a decrease in LIBOR from which our floor plan interest rate is calculated.

Loss on Extinguishment of Debt, net —

On March 4, 2020, the Company redeemed its $600 million 6% Notes scheduled to mature in 2024 at 103% of par, plus accrued and unpaid interest. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the write-off of the unamortized premium and debt issuance costs totaling $1.1 million.

As a result of the termination of the Acquisition, the Company delivered a notice of special mandatory redemption to holders of its 2028 Notes and 2030 Notes pursuant to which it would redeem on a pro rata basis (1) $245.0 million of the 2028 Notes and (2) $280.0 million of the 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to, but excluding the special mandatory redemption date. On March 30, 2020, the Company completed the redemption and recorded a write-off of unamortized debt issuance costs of $1.5 million.
Gain on Dealership Divestitures, net —
During the three months ended March 31, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market and we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market. The Company recorded a net pre-tax gain totaling $33.7 million.
Income Tax Expense —
The $8.2 million (64%) decrease in income tax expense was primarily the result of a $29.6 million (55%) decrease in income before income taxes and was further reduced by an excess tax benefit related to the vesting of share-based awards. Our effective tax rate for the three months ended March 31, 2020 was 19.1% compared to 23.8% in the prior comparative period.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2020, we had total available liquidity of $581.1 million, which consisted of $388.6 million of cash and cash equivalents, $180.0 million of available funds in our floor plan offset accounts and $12.5 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of March 31, 2020, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.

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
On March 24, 2020, the Company delivered notice to the sellers terminating the previously announced (1) Asset Purchase Agreement (the “Asset Purchase Agreement”) with certain members of the Park Place Dealership family of entities, Park Place Mid-Cities, Ltd., a Texas limited partnership, and the identified principal (collectively, “Park Place”) and (2) Real Estate Purchase Agreement (the “Real Estate Purchase Agreement” and, together with the Asset Purchase Agreement, the “Transaction Agreements”) with certain members of the Park Place Dealership family of entities to acquire substantially all of the assets of, and certain real property related to, the Park Place business pursuant to the terms thereof in exchange for the payment of $10.0 million of liquidated damages.
In connection with the termination of the Transaction Agreements:

•
The Company delivered a notice of special mandatory redemption to holders of its $525.0 million aggregate principal amount of 4.50% senior notes due 2028 (the “2028 Notes”) and $600.0 million aggregate principal amount of 4.75% senior notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”) pursuant to which it redeemed on a pro rata basis (1) $245.0 million of the 2028 Notes and (2) $280.0 million of the 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to, but excluding the special mandatory redemption date.

•
The Company did not consummate the transactions contemplated by, or incur indebtedness in connection with, the new real estate term loan credit agreement, dated as of February 7, 2020, by and among various financial institutions party thereto, certain of the Company’s subsidiaries and Bank of America, N.A. (“Bank of America”).

•
The amendments to the Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among the Company, certain of its subsidiaries, Bank of America and the other lenders thereto (the “2019 Senior Credit Agreement”) to (1) increase the aggregate commitments under the revolving credit facility to $350.0 million, (2) increase the aggregate commitments under the new vehicle floorplan facility to $1.35 billion and (3) increase the aggregate commitments under the used vehicle floorplan facility to $200.0 million did not become effective.

•
The amended and restated commitment letter, by and among the Company, Bank of America, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association terminated in accordance with its terms on April 15, 2020.

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, please refer to Note 13 "Long-Term Debt" and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

•
2019 Senior Credit Facility — On September 25, 2019, the Company and certain of its subsidiaries entered into the third amended and restated credit agreement with Bank of America, as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). The 2019 Senior Credit Agreement provides for the following:

Revolving Credit Facility —A $250.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. During the three months ended March 31, 2020, we had borrowings of $237.0 million, resulting in outstanding borrowings of $237.0 million as of March 31, 2020. In addition, we had $12.7 million in outstanding letters of credit as of March 31, 2020, resulting in no additional borrowing availability as of March 31, 2020.

New Vehicle Floor Plan Facility — A $1.04 billion New Vehicle Floor Plan Facility. In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experienced a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of March 31, 2020, we had $730.1 million, which is net of $164.7 million in our floor plan offset account, outstanding under the New Vehicle Floor Plan Facility.
Used Vehicle Floor Plan Facility —A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $12.5 million based on our borrowing base calculation as of March 31, 2020. We began the year with nothing drawn on our used vehicle floor plan facility. During the three months ended March 31, 2020, we had borrowings of $110.0 million, resulting in outstanding borrowings of $110.0 million on our Used Vehicle Floor Plan Facility as of March 31, 2020.
Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.
At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2019, $190.0 million of availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility. On March 17, 2020, we re-allocated the entire $190 million from the New Vehicle Floor Plan Facility to the Revolving Credit Facility.
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

•
Manufacturer affiliated new vehicle floor plan and other financing facilities —We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. This floor plan facility was amended in December 2019 to extend the maturity date from December 5, 2019 to May 31, 2020. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of March 31, 2020, we had $118.4 million, net of $15.3 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $83.6 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.

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
On March 24, 2020, the Company delivered notice to the sellers terminating the previously announced Transaction. As a result, the Company redeemed $245.0 million aggregate principal million of the 2028 Notes and $280.0 million aggregate principal amount of the 2030 Notes (the “Mandatory Redemption Amount”) on a pro rata basis in proportion to the aggregate principal amount of each series of Notes at a redemption price equal to 100% of the Mandatory Redemption Amount, plus accrued and unpaid interest on March 30, 2020. The New Senior Notes of each series are guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and future restricted subsidiaries, with certain exceptions. In addition, the New Senior Notes are subject to customary covenants, events of default and optional redemption revisions. The New Senior Notes are required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of the New Senior Notes.

•
6.0% Senior Subordinated Notes due 2024 — In connection with the issuance of the 2028 Notes and 2030 Notes, on March 4, 2020, we redeemed all of our 6.0% Notes at 103% of par, plus accrued and unpaid interest up to, but excluding, the date of redemption.

•	Mortgage notes — as of March 31, 2020, we had $99.2 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.

•
2013 BofA Real Estate Facility— As of March 31, 2020, we had $16.5 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement.

•
2015 Wells Fargo Master Loan Facility—Borrowings under the 2015 Wells Fargo Master Loan Facility (as defined herein) are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of March 31, 2020, the outstanding balance under this agreement was $75.5 million. There is no further borrowing availability under this agreement.

•
2018 Bank of America Facility —On November 13, 2018, the Company and certain of its subsidiaries entered into the 2018 BofA Real Estate Facility (as defined herein) with Bank of America, which provides for term loans in an aggregate amount not to exceed $128.1 million. Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of March 31, 2020, we had $105.3 million of outstanding borrowings under the 2018 Bank of America Facility.

•
2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain subsidiaries of the Company entered into a 2018 Wells Fargo Master Loan Agreement (as defined herein) which provides for term loans to certain of the Company's subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Facility in an aggregate amount not to exceed $100.0 million. Our right to make draws under the 2018 Wells Fargo Master Loan Facility will terminate on June 30, 2020. On November 16, 2018, we borrowed an aggregate amount of $25.0 million under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of March 31, 2020, we had $25.0 million outstanding borrowings under the 2018 Wells Fargo Master Loan Facility.

Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2020.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2019 Senior Credit Facility and our indenture governing our 6.0% Notes permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of March 31, 2020, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the three months ended March 31, 2020, we did not repurchase any shares, of our common stock under the Repurchase Program. As of March 31, 2020, we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
During the three months ended March 31, 2020, we repurchased 53,915 shares, of our common stock for $5.0 million, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Three Months Ended March 31,
	2020	2019
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$127.7	$65.2
New vehicle floor plan borrowings —non-trade, net	37.2	32.7
Cash provided by operating activities, as adjusted	$164.9	$97.9

Operating Activities—
Net cash provided by operating activities totaled $127.7 million and $65.2 million, for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by operating activities, as adjusted, totaled $164.9 million and $97.9 million for the three months ended March 31, 2020 and 2019, respectively.
The $67.0 million increase in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily the result of a $122.2 million increase related to the lower balances of accounts receivable and contracts-in-transit around the period end and a $12.0 million increase related to the change in inventory, net of floor plan borrowings. The increase in our net cash provided by operating activities, as adjusted, was offset by a decrease in non-cash adjustments to net income of $13.3 million and a decrease in accounts payable and other current liabilities of $58.9 million.
Investing Activities—
Net cash used in investing activities totaled $45.2 million and $127.0 million, for the three months ended March 31, 2020 and 2019, respectively. Capital expenditures, excluding the purchase of real estate, were $9.1 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively. We expect that capital expenditures for 2020 will total approximately $29.5 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the three months ended March 31, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a purchase price of $63.6 million. We funded these acquisitions with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.5 million of purchase price holdbacks related to a prior year acquisition.
During the three months ended March 31, 2019, we acquired the assets of eight franchises (four dealership locations) Indianapolis, Indiana market for a purchase price of $121.0 million. Consideration paid (or payable) to fund this acquisition included $70.8 million of cash, $47.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $2.5 million for potential indemnity claims made by us with respect to the acquired franchises.
During the three months ended March 31, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market and we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market for an aggregate purchase price of $115.5 million. In addition, during the three months ended March 31, 2020 , we received cash proceeds of $4.2 million, from the sale of vacant properties. The assets and liabilities related to the aforementioned divestitures were included in Assets held for sale and Liabilities associated with assets held for sale as of December 31, 2019.
During the three months ended March 31, 2020 and 2019, purchases of real estate, including previously leased real estate, totaled $2.3 million and $4.9 million, respectively.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $212.2 million for the three months ended March 31, 2020. Net cash provided by financing activities totaled $64.4 million for the three months ended March 31, 2019.
During the three months ended March 31, 2020 and 2019, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $1.12 billion and $1.07 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with a divestiture, of $1.09 billion and $1.03 billion, respectively.
During the three months ended March 31, 2020 and 2019, we had floor plan borrowings of $27.1 million and $47.7 million, respectively, related to acquisitions.
During the three months ended March 31, 2020, we had non-trade floor plan repayments associated with a divestiture of $50.5 million.
Repayments of borrowings totaled $1,156.1 million and $3.9 million, for the three months ended March 31, 2020 and 2019, respectively. In addition, payments of debt issuance costs totaled $3.1 million for the three months ended March 31, 2020.

During the three months ended March 31, 2020, we had proceeds of $7.3 million related to a sale and leaseback of real estate in Plano, Texas.
During the three months ended March 31, 2020, we did not repurchase any shares of our common stock under our Repurchase Program but repurchased 53,915 shares of our common stock for $5.0 million from employees in connection with a net share settlement feature of employee equity-based awards.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1,177.4 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of March 31, 2020, a 100 basis point change in interest rates could result in a change of as much as $11.8 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2020 and 2019 by $9.4 million and $9.7 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in February 2025. The notional value of this swap was $78.5 million as of March 31, 2020 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in September 2023. The notional values of this swap as of March 31, 2020 was $51.8 million and will reduce over its remaining term to $38.7 million at maturity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10- K for the fiscal year ended December 31, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.
The novel coronavirus disease (COVID-19) global pandemic has had and is expected to continue to have a material adverse impact on our business, financial condition and results of operations.
The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic to have a material adverse impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and scope of the pandemic, which are uncertain and cannot be predicted.
As a result of the COVID-19 global pandemic, and in response to government mandates or recommendations, such as “shelter in place” and self-quarantines, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we have modified our business practices, including the implementation of reduced hours at certain of our dealerships, developing social distancing plans, restricting employee travel and limiting physical participation in meetings, and cancelling events and industry and other conferences. As a result of the government mandates or recommendations, our dealerships, including our parts and services businesses, are not operating at capacity, which has resulted in a loss of sales and profits. Additionally, the closures of, and/or reduced availability of services from, the department of motor vehicles in various states have and will continue to have an adverse effect on our ability to obtain license plates for our fleet and our customers, to perfect liens on sold vehicles, and on our customers’ ability to obtain valid driver licenses. All of these factors present challenges to our operations, which could adversely affect our business, results of operations and financial condition. We are presently considered an essential business, but we may face future operational restrictions or challenges that may limit operations or require us to further restrict access or close dealerships due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies, social distancing measures or positive diagnoses for COVID-19 among our employees at certain dealership locations.
Any significant reduction in consumer visits to, or spending at, our dealerships caused by COVID-19, would result in a loss of sales and profits and other material adverse effects. Self-quarantine or "shelter in place" mandates may reduce customer visits to our dealerships. We also expect consumer fears about becoming ill with the disease to continue, which will further adversely affect traffic to our dealerships. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 global pandemic. For example, COVID-19 has resulted in employee furloughs and increased unemployment across the United States, thereby reducing consumer demand for our products and services and also reducing the number of consumers who will quality for the extension of credit for a vehicle purchase or a lease either on favorable terms or at all. All of these factors are expected to negatively impact sales and profitability.
Our profitability is dependent to a great extent on various aspects of vehicle manufacturers’ operations. As a result of market conditions caused by COVID-19, certain vehicle manufacturers and other suppliers have ceased or slowed production of new vehicles, parts and other supplies. We cannot predict with any certainty how long the automotive retail industry will be subject to these production slowdowns implemented by such vehicle manufacturers and other suppliers and when normalized production will resume at these manufacturers. This disruption in our supply network has negatively impacted, and will continue to impact, our ability to maintain a desirable mix of popular new vehicles and parts that consumers demand at the time and in the volumes desired, all of which would adversely impact our revenues.
The effects of the COVID-19 global pandemic on the operating results of our business has resulted in a franchise rights impairment charge in the first quarter of 2020 and it may result in additional impairment charges in the future, which could adversely affect our future operating results. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. Goodwill and franchise rights are subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. The COVID-19 global pandemic has resulted in a significant decrease in our market capitalization and profitability that increases the risk of impairment. During the first quarter of 2020, we recorded a $23.0 million non-cash impairment charge related to our intangible manufacturer franchise rights assets. We may be required to record additional impairment charges if the COVID-19 global pandemic continues, and we cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.
In addition, the impact of the COVID-19 global pandemic on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of an economic recession or depression that has occurred or may occur in the future. The continued disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
The extent of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or its overall impact on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of increased unemployment and any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2014, our Board of Directors authorized our Repurchase Program. On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.  During the three months ended March 31, 2020, we did not repurchase any shares of our common stock under the Repurchase Program but repurchased 53,915 shares of our common stock for $5.0 million from employees in connection with a net share settlement feature of employee equity-based awards. As of March 31, 2020, we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1
Indenture relating to the 2028 Notes, dated as of February 19, 2020, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as Trustee, including the form of note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.2	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.3
Indenture relating to the 2030 Notes, dated as of February 19, 2020, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as Trustee, including the form of note attached as Exhibit A thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.4	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5
Registration Rights Agreement relating to the 2028 Notes, dated February 19, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, Santander Investment Securities Inc., SunTrust Robinson Humphrey, Inc. and U.S. Bancorp Investments, Inc. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.6
Registration Rights Agreement relating to the 2030 Notes, dated February 19, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, Santander Investment Securities Inc., SunTrust Robinson Humphrey, Inc. and U.S. Bancorp Investments, Inc. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)*

10.1
Credit Agreement, dated February 7, 2020, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto and Bank of America, N.A (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2020)*

10.2
First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an l/c issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	May 11, 2020	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Asbury Automotive Group, Inc.

Date:	May 11, 2020	By:	/s/ William F. Stax
		Name:	William F. Stax
		Title:	Interim Principal Financial Officer, Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
4.1
Indenture relating to the 2028 Notes, dated as of February 19, 2020, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as Trustee, including the form of note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.2	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.3
Indenture relating to the 2030 Notes, dated as of February 19, 2020, by and among Asbury Automotive Group, Inc., the Subsidiary Guarantors listed on Schedule I thereto and U.S. Bank National Association, as Trustee, including the form of note attached as Exhibit A thereto (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.4	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5
Registration Rights Agreement relating to the 2028 Notes, dated February 19, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, Santander Investment Securities Inc., SunTrust Robinson Humphrey, Inc. and U.S. Bancorp Investments, Inc. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.6
Registration Rights Agreement relating to the 2030 Notes, dated February 19, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, Santander Investment Securities Inc., SunTrust Robinson Humphrey, Inc. and U.S. Bancorp Investments, Inc. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020)*

10.1
Credit Agreement, dated February 7, 2020, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto and Bank of America, N.A (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2020)*

10.2
First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an l/c issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2020)*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
*	Incorporated by reference