Form 10-Q
period 2020-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2020-07-31
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 29, 2020 was 19,289,427.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$613.2	$3.5
Contracts-in-transit	115.1	194.7
Accounts receivable, net	87.7	136.2
Inventories	636.4	985.0
Assets held for sale	28.7	154.2
Other current assets	110.6	129.0
Total current assets	1,591.7	1,602.6
PROPERTY AND EQUIPMENT, net	922.8	909.7
OPERATING LEASE RIGHT-OF-USE ASSETS	90.2	65.6
GOODWILL	206.5	201.7
INTANGIBLE FRANCHISE RIGHTS	113.2	121.7
OTHER LONG-TERM ASSETS	10.0	10.0
Total assets	$2,934.4	$2,911.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$57.5	$130.3
Floor plan notes payable—non-trade, net	468.7	657.7
Current maturities of long-term debt	51.4	32.4
Current maturities of operating leases	16.4	17.0
Accounts payable and accrued liabilities	299.2	308.7
Liabilities associated with assets held for sale	—	100.9
Total current liabilities	893.2	1,247.0
LONG-TERM DEBT	1,182.1	907.0
OPERATING LEASE LIABILITIES	77.6	52.6
DEFERRED INCOME TAXES	24.7	26.0
OTHER LONG-TERM LIABILITIES	43.7	32.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,137,741 and 41,072,080 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	589.5	582.9
Retained earnings	1,163.6	1,094.5
Treasury stock, at cost; 21,848,174 and 21,791,707 shares, respectively	(1,033.7)	(1,028.6)
Accumulated other comprehensive loss	(6.7)	(2.9)
Total shareholders' equity	713.1	646.3
Total liabilities and shareholders' equity	$2,934.4	$2,911.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
New vehicle	$761.8	$965.2	$1,583.9	$1,837.0
Used vehicle	447.5	533.6	940.7	1,043.5
Parts and service	169.2	224.5	390.8	442.1
Finance and insurance, net	66.6	80.2	137.0	151.7
TOTAL REVENUE	1,445.1	1,803.5	3,052.4	3,474.3
COST OF SALES:
New vehicle	723.2	926.9	1,508.9	1,760.8
Used vehicle	410.4	497.7	872.9	973.1
Parts and service	68.7	83.9	155.4	166.2
TOTAL COST OF SALES	1,202.3	1,508.5	2,537.2	2,900.1
GROSS PROFIT	242.8	295.0	515.2	574.2
OPERATING EXPENSES:
Selling, general, and administrative	152.2	200.7	346.9	391.7
Depreciation and amortization	9.7	9.0	19.2	17.6
Franchise rights impairment	—	—	23.0	—
Other operating (income) expense, net	(1.3)	(0.6)	8.9	1.2
INCOME FROM OPERATIONS	82.2	85.9	117.2	163.7
OTHER EXPENSES (INCOME):
Floor plan interest expense	4.1	10.5	11.1	20.7
Other interest expense, net	11.8	13.6	28.8	27.5
Loss on extinguishment of long-term debt, net	—	—	20.6	—
Gain on dealership divestitures, net	—	(11.7)	(33.7)	(11.7)
Total other expenses, net	15.9	12.4	26.8	36.5
INCOME BEFORE INCOME TAXES	66.3	73.5	90.4	127.2
Income tax expense	16.7	18.6	21.3	31.4
NET INCOME	$49.6	$54.9	$69.1	$95.8
EARNINGS PER SHARE:
Basic—
Net income	$2.58	$2.87	$3.60	$4.99
Diluted—
Net income	$2.57	$2.84	$3.58	$4.96
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.2	19.1	19.2	19.2
Restricted stock	—	0.1	—	—
Performance share units	0.1	0.1	0.1	0.1
Diluted	19.3	19.3	19.3	19.3

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$49.6	$54.9	$69.1	$95.8
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	(0.6)	(2.5)	(5.1)	(4.3)
Income tax benefit associated with cash flow swaps	0.2	0.6	1.3	1.1
Comprehensive income	$49.2	$53.0	$65.3	$92.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	19.5	—	—	—	19.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.4)	(3.4)
Other comprehensive income	—	—	—	—	—	—	(3.4)	(3.4)
Share-based compensation	—	—	3.8	—	—	—	—	3.8
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	68,577	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,915	(5.0)	—	(5.0)
Balances, March 31, 2020	41,140,657	$0.4	$586.4	$1,114.0	21,845,622	$(1,033.6)	$(6.3)	$660.9
Comprehensive Income:
Net income	—		—	49.6	—	—	—	49.6
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.2 tax benefit	—	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive income	—	—	—	—	—	—	(0.4)	(0.4)
Share-based compensation	—	—	3.1			—	—	3.1
Forfeitures in connection with share-based payment arrangements	(2,916)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	2,552	(0.1)	—	(0.1)
Balances, June 30, 2020	41,137,741	$0.4	$589.5	$1,163.6	21,848,174	$(1,033.7)	$(6.7)	$713.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
Comprehensive Income:
Net income	—	—	—	40.9	—	—	—	40.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.5 tax benefit	—	—	—	—	—	—	(1.3)	(1.3)
Other comprehensive income	—	—	—	40.9	—	—	(1.3)	39.6
Cumulative effect adjustment of ASU 2018-02	—	—	—	0.2	—	—	(0.2)	—
Share-based compensation	—	—	3.9	—	—	—	—	3.9
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	238,078	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	66,912	(4.7)	—	(4.7)
Share repurchases	—	—	—	—	108,978	(7.4)	—	(7.4)
Retirement of previously repurchased common stock	(108,978)	—	(1.3)	(6.1)	(108,978)	7.4	—	—
Balances, March 31, 2019	41,194,169	$0.4	$575.5	$957.7	21,786,251	$(1,028.1)	$(0.9)	$504.6
Comprehensive Income:
Net income	—	—	—	54.9	—	—	—	54.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.6 tax benefit	—	—	—	—	—	—	(1.9)	(1.9)
Other comprehensive loss	—	—	—	54.9	—	—	(1.9)	53.0
Share-based compensation	—	—	2.9	—	—	—	—	2.9
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(3,656)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	3,328	(0.3)	—	(0.3)
Share repurchases	—	—	—	—	50,436	(3.9)	—	(3.9)
Retirement of previously repurchased common stock	(50,436)	—	(0.6)	(3.3)	(50,436)	3.9	—	—
Balances, June 30, 2019	41,140,077	$0.4	$577.8	$1,009.3	21,789,579	$(1,028.4)	$(2.8)	$556.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$69.1	$95.8
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	19.2	17.6
Share-based compensation	6.6	6.8
Franchise rights impairment	23.0	—
Loss on extinguishment of long-term debt, net	20.6	—
Loaner vehicle amortization	10.8	11.8
Gain on divestitures, net	(33.7)	(11.7)
Change in right-of-use asset	9.3	9.3
Other adjustments, net	0.5	2.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	79.6	44.4
Accounts receivable	48.6	12.9
Inventories	463.5	82.4
Other current assets	(61.9)	(90.5)
Floor plan notes payable—trade, net	(77.0)	(4.7)
Accounts payable and other current liabilities	(21.7)	(8.2)
Operating lease liabilities	(9.5)	(9.5)
Other long-term assets and liabilities, net	7.6	1.2
Net cash provided by operating activities	554.6	160.5
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(18.2)	(15.5)
Capital expenditures—real estate	(2.3)	—
Purchases of previously leased real estate	—	(4.9)
Acquisitions	(63.1)	(118.5)
Divestitures	115.5	39.1
Proceeds from the sale of assets	4.2	7.5
Net cash provided by (used in) investing activities	36.1	(92.3)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,633.8	2,044.9
Floor plan borrowings—acquisitions	27.1	47.7
Floor plan repayments—non-trade	(1,858.0)	(2,121.2)
Floor plan repayments—non-trade divestitures	(50.5)	(14.1)
Proceeds from borrowings	1,424.7	—
Repayments of borrowings	(1,157.2)	(7.9)
Proceeds from sale and leaseback transaction	7.3	—
Payment of debt issuance costs	(3.1)	—
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(5.1)	(16.3)
Net cash provided by (used in) financing activities	19.0	(66.9)
Net increase in cash and cash equivalents	609.7	1.3
CASH AND CASH EQUIVALENTS, beginning of period	3.5	8.3
CASH AND CASH EQUIVALENTS, end of period	$613.2	$9.6

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of June 30, 2020, we owned and operated 102 new vehicle franchises (83 dealership locations) representing 31 automobile brands and 24 collision repair centers in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. As of June 30, 2020, our new vehicle revenue brand mix consisted of 44% imports, 33% luxury, and 23% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:
•Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;
•Courtesy dealerships operating in Tampa, Florida;
•Crown dealerships operating in North Carolina, South Carolina and Virginia;
•Greenville Automotive dealerships operating in Greenville, South Carolina;
•Hare and Estes dealerships operating in the Indianapolis, Indiana area;
•McDavid dealerships operating in metropolitan Austin and Dallas, Texas;
•Nalley dealerships operating in metropolitan Atlanta, Georgia;
•Plaza dealerships operating in metropolitan St. Louis, Missouri; and
•Mike Shaw dealerships in the Denver, Colorado area.

On July 6, 2020, the Company, through two of its subsidiaries, entered into an Asset Purchase Agreement (the “Revised Asset Purchase Agreement”) with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises, two collision centers and an auto auction comprising the Park Place Dealership group (collectively, the “Revised Transaction”) for a purchase price of approximately $685.0 million of goodwill and approximately $50.0 million for parts, fixed assets, and leaseholds (excluding vehicle inventory), subject to certain adjustments described in the Revised Asset Purchase Agreement. The closing of the Revised Transaction is subject to various customary closing conditions, including approval from the applicable automotive manufacturers. See Note 13 "Subsequent Events" for a description of the Revised Transaction.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the Condensed Consolidated Financial Statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been included, unless otherwise indicated. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Accounts Receivable
The allowance for credit losses is estimated using an annual loss rate approach, by type of receivable, utilizing historical loss rates which have been adjusted for expectations of future economic conditions.
Revenue Recognition
Please refer to Note 2 "Revenue Recognition".
Internal Profit
Revenues and expenses associated with internal work performed by our parts and service departments on new and used vehicle inventory are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Consolidated Statements of Income upon the sale of the vehicle. The costs incurred by our new and used vehicle departments for work performed by our parts and service departments is included in either New Vehicle Cost of Sales or Used Vehicle Cost of Sales in the accompanying Consolidated Statements of Income, depending on the classification of the vehicle serviced. We eliminate the internal profit on vehicles that remain in inventory.
Income Taxes
We use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates.
Share Repurchases
Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as treasury stock. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue and retained earnings.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 79,600 restricted share units, issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan, from its computation of diluted earnings per share for the three and six months ended June 30, 2020, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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

Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade") and all floor plan notes payable relating to pre-owned vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade") are classified as financing activities in the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as financing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory.
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
Recent Accounting Pronouncements
Effective January 1, 2020, the Company adopted Financial Accounting Standard Board Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities assess the impairment of its financial instruments based on its estimate of expected credit losses versus the current incurred loss model. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
2. REVENUE RECOGNITION
The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or performing a service to a customer. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019
	(In millions)
Revenue:
New vehicle	$761.8	$965.2
Used vehicle retail	412.6	486.6
Used vehicle wholesale	34.9	47.0
New and used vehicle	1,209.3	1,498.8
Sale of vehicle parts and accessories	25.9	36.1
Vehicle repair and maintenance services	143.3	188.4
Parts and services	169.2	224.5
Finance and insurance, net	66.6	80.2
Total revenue	$1,445.1	$1,803.5

	For the Six Months Ended June 30,
	2020	2019
	(In millions)
Revenue:
New vehicle	$1,583.9	$1,837.0
Used vehicle retail	858.6	944.8
Used vehicle wholesale	82.1	98.7
New and used vehicle	2,524.6	2,880.5
Sale of vehicle parts and accessories	62.7	73.0
Vehicle repair and maintenance services	328.1	369.1
Parts and services	390.8	442.1
Finance and insurance, net	137.0	151.7
Total revenue	$3,052.4	$3,474.3
Contract Asset
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2020	$4.8	$12.3	$17.1
Transferred to receivables from contract assets recognized at the beginning of the period	(4.8)	(4.1)	(8.9)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	3.7	4.6	8.3
Contract Assets (Current), March 31, 2020	$3.7	$12.8	$16.5
Transferred to receivables from contract assets recognized at the beginning of the period	(3.7)	(4.0)	(7.7)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	3.3	4.0	7.3
Contract Assets (Current), June 30, 2020	3.3	12.8	16.1
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
During the six months ended June 30, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a combined purchase price of $63.6 million. We funded these acquisitions with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, this acquisition included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.5 million of purchase price holdbacks related to a prior year acquisition during the six months ended June 30, 2020.

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
Below is the allocation of purchase price for the acquisitions completed during the six months ended June 30, 2020 and 2019, respectively. Our 2020 valuation for manufacturer franchise rights, real estate, property and equipment, and our assessment with respect to certain assumed leases is preliminary as of June 30, 2020.

	For the Six Months Ended June 30,
	2020	2019
	(In millions)
Inventory	$29.8	$58.1
Real estate	14.5	29.8
Property and equipment	0.4	1.8
Goodwill and manufacturer franchise rights	19.2	32.1
Liabilities assumed	—	(0.8)
Other	(0.3)	—
Total purchase price	$63.6	$121.0
During the six months ended June 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, and we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market. The Company recorded a pre-tax gain totaling $33.7 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on dealership divestitures, net. The divested businesses would not be considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.
During the six months ended June 30, 2019, we sold one franchise (one dealership location) and one collision center in the Houston, Texas market. The Company recorded a pre-tax gain totaling $11.7 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on dealership divestitures, net. The divested businesses would not be considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.
On December 11, 2019, we announced the proposed acquisition of substantially all of the assets of the businesses of the Park Place Dealership family of entities (collectively, "Park Place") pursuant to that certain Asset Purchase Agreement, dated as of December 11, 2019, among the Company, Park Place and the other parties thereto (the "Asset Purchase Agreement"), and related agreements and transactions (collectively, the "Acquisition"). On March 24, 2020, we delivered notice to the sellers terminating the Acquisition pursuant to the terms of the related agreements and transactions in exchange for the payment of $10.0 million of liquidated damages which is reflected in our accompanying Condensed Consolidated Statements of Income as Other operating (income) expense, net. See Note 9 "Debt" for details related to the impact on certain financing arrangements as a result of terminating the Acquisition. In addition, see Note 13 "Subsequent Events" for an update on the proposed acquisition of Park Place.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(In millions)
Vehicle receivables	$31.1	$44.8
Manufacturer receivables	27.5	50.4
Other receivables	30.4	42.4
Total accounts receivable	89.0	137.6
Less—Allowance for credit losses	(1.3)	(1.4)
Accounts receivable, net	$87.7	$136.2
5. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(In millions)
New vehicles	$474.1	$802.6
Used vehicles	125.2	140.1
Parts and accessories	37.1	42.3
Total inventories	$636.4	$985.0
The lower of cost and net realizable value reserves reduced total inventories by $5.1 million and $6.1 million as of June 30, 2020 and December 31, 2019, respectively. In addition to inventories shown above, we had $67.7 million of inventories classified as Assets held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2019, associated with pending dealership disposals. As of June 30, 2020 and December 31, 2019, certain automobile manufacturer incentives reduced new vehicle inventory cost by $5.8 million and $9.6 million, respectively, and reduced new vehicle cost of sales for the six months ended June 30, 2020 and 2019 by $19.8 million and $21.8 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
Real estate assets held for sale not currently used in our operations and other real estate assets, totaled $28.7 million and $38.9 million as of June 30, 2020 and December 31, 2019, respectively. There were no liabilities associated with these properties as of June 30, 2020. As of December 31, 2019, there was $8.3 million of mortgage notes payable.
As of December 31, 2019, there were seven franchises (six dealership locations) and one collision center pending disposition, with assets and liabilities totaling $115.3 million and $92.6 million, respectively. During the six months ended June 30, 2020, the Company recorded a net pre-tax gain totaling $33.7 million, on the sale of these dealerships. Additionally, during the six months ended June 30, 2020, we sold one vacant property with a net book value of $3.7 million. In July 2020, the Company's Board of Directors approved the proposed divestiture of two dealership locations.
7. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
Our acquisitions have resulted in the recording of goodwill and intangible franchise rights. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Franchise rights are indefinite-lived intangible assets representing our rights under franchise agreements with vehicle manufacturers. Goodwill and intangible franchise rights are tested annually as of October 1st,or more frequently in the event that facts and circumstances indicate a triggering event has occurred.
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
To the extent that we determined that the totality of events and circumstances, and their effect on the significant inputs into the fair value determination of our franchise rights and reporting units, would more likely than not lead to an impairment of the carrying value of the franchise rights or goodwill reporting units, we performed quantitative impairment tests as of March 31, 2020. We performed qualitative assessments on the remaining franchise rights and goodwill reporting units as of March 31, 2020.
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
The results of the quantitative impairment testing for certain franchise rights as of March 31, 2020, identified that the carrying values of certain of our franchise rights assets exceeded their fair value. As a result, we recognized a $23.0 million pre-tax non-cash impairment charge during the three months ended March 31, 2020. We did not record an impairment charge related to goodwill and franchise rights for the three months ended June 30, 2020.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(In millions)
Floor plan notes payable—trade (a)	$64.4	$146.5
Floor plan notes payable offset account	(6.9)	(16.2)
Floor plan notes payable—trade, net	$57.5	$130.3

Floor plan notes payable—new non-trade (b)	$503.5	$773.6
Floor plan notes payable—used non-trade	75.0	—
Floor plan notes payable offset account	(109.8)	(115.9)
Floor plan notes payable—non-trade, net	$468.7	$657.7
____________________________
(a) Amounts reflected for floor plan notes payable—trade as of December 31, 2019, excluded $21.9 million classified as
Liabilities associated with assets held for sale.
(b) Amounts reflected for floor plan notes payable—new non-trade as of December 31, 2019, excluded $40.9 million classified as Liabilities associated with assets held for sale.
We have a floor plan facility with Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 to extend the maturity date to July 31, 2021.
We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding Floor Plan Notes Payable—Trade. In addition, we have a similar floor plan offset account with Bank of America that allows us to offset our Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As of June 30, 2020 and December 31, 2019, we had $116.7 million and $132.1 million, respectively, in these floor plan offset accounts.
At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on our aggregate revolving commitment under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or Used Vehicle Floor Plan Facility

back to the Revolving Credit Facility. As of December 31, 2019, $190.0 million of availability under our Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility. On March 17, 2020, the entire $190.0 million was re-designated from the New Vehicle Floor Plan Facility to the Revolving Credit Facility. In addition, on March 18, 2020 we borrowed $110.0 million under the Used Vehicle Floor Plan Facility. During the second quarter of 2020, we repaid $35.0 million on the Used Vehicle Floor Plan Facility.
9. DEBT
Long-term debt consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(In millions)
6.00% Senior Subordinated Notes due 2024	$—	$600.0
4.50% Senior Notes due 2028	280.0	—
4.75% Senior Notes due 2030	320.0	—
Mortgage notes payable bearing interest at fixed rates	98.7	100.5
2018 Bank of America Facility (a)	86.9	88.3
2018 Wells Fargo Master Loan Facility	94.4	25.0
2013 BofA Real Estate Facility	34.9	35.5
2015 Wells Fargo Master Loan Facility (b)	75.0	76.8
2019 Bank of America Revolving Credit Facility	237.0	—
Finance lease liability	16.9	17.2
Total debt outstanding	1,243.8	943.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	—	5.1
Less—debt issuance costs	(10.3)	(9.0)
Long-term debt, including current portion	1,233.5	939.4
Less—current portion, net of current portion of debt issuance costs	(51.4)	(32.4)
Long-term debt	$1,182.1	$907.0
____________________________
(a) Amounts reflected for the 2018 BofA Real Estate Facility (as defined herein) as of December 31, 2019, exclude $26.6 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2015 Wells Fargo Master Loan Facility (as defined herein) as of December 31, 2019, exclude $1.5 million classified as Liabilities associated with assets held for sale.
6.00% Senior Subordinated Notes due 2024
On February 3, 2020, we issued a conditional notice of redemption to the holders of our 6% Senior Subordinated Notes due 2024 (the "6% Notes"), notifying such holders that we intended to redeem all of the 6% Notes. On March 4, 2020, the 6% Notes were redeemed at 103% of par, plus accrued and unpaid interest to, but excluding, the date of redemption. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the write-off of the unamortized premium and debt issuance costs totaling $1.1 million related to the 6% Notes on the redemption date.
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

The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The Notes were offered, together with additional borrowings and cash on hand, to (i) fund, if consummated, the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of the 6.0% Notes and (iii) pay fees and expenses in connection with the foregoing.
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
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes, 2028 Notes and 2030 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of June 30, 2020, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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
On March 18, 2020, the Company borrowed an additional $237.0 million under the Revolving Credit Facility and, as a result has no additional availability thereunder. In July 2020, we repaid $162.0 million on the Revolving Credit Facility.
New BofA Real Estate Facility
In connection with the Acquisition, on February 7, 2020 we entered into the New BofA Real Estate Facility, which provided for term loans in an aggregate amount not to exceed $280.6 million, upon the consummation of the Acquisition. As a result of the termination of the Acquisition, the anticipated borrowings under the New BofA Real Estate Facility have not occurred and the agreement governing the New BofA Real Estate Facility has terminated.

2018 Wells Fargo Master Loan Facility
On June 26, 2020, the Company borrowed an additional $69.4 million under the 2018 Wells Fargo Master Loan Facility.
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
A summary of the carrying values and fair values of our Notes and our Mortgage notes payable is as follows:

	As of
	June 30, 2020	December 31, 2019
	(In millions)
Carrying Value:
6.00% Senior Subordinated Notes due 2024	$—	$598.8
4.50% Senior Notes due 2028	276.6	—
4.75% Senior Notes due 2030	315.3	—
Mortgage notes payable (a)	387.7	323.4
Total carrying value	$979.6	$922.2

Fair Value:
6.00% Senior Subordinated Notes due 2024	$—	$619.5
4.50% Senior Notes due 2028	268.8	—
4.75% Senior Notes due 2030	307.2	—
Mortgage notes payable (a)	413.2	364.2
Total fair value	$989.2	$983.7
____________________________
(a) Excludes amounts classified as Liabilities associated with assets held for sale as of December 31, 2019.

Interest Rate Swap Agreements
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in February 2025. The notional value of this swap was $77.2 million as of June 30, 2020 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month

LIBOR, through maturity in September 2023. The notional value of this swap was $50.8 million as of June 30, 2020 and is reducing over its remaining term to $38.7 million at maturity.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was an $8.9 million and a $3.8 million liability as of June 30, 2020 and December 31, 2019, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	June 30, 2020	December 31, 2019
	(In millions)
Other current liabilities	$2.5	$0.9
Other long-term liabilities	6.4	2.9
Total fair value	$8.9	$3.8
Both of our interest rate swaps qualify for cash flow hedge accounting treatment. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings. Information about the effect of our interest rate swap agreements in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2020	$(0.6)	Other interest expense, net	$0.6
2019	$(2.5)	Other interest expense, net	$0.1

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2020	$(5.1)	Other interest expense, net	$0.9
2019	$(4.3)	Other interest expense, net	$0.1
 On the basis of yield curve conditions as of June 30, 2020 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $2.5 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2020 and 2019, we made interest payments, including amounts capitalized, totaling $32.6 million and $47.3 million, respectively. Included in these interest payments are $13.2 million and $20.8 million, of floor plan interest payments during the six months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020 and 2019, we made income tax payments, net of refunds received, totaling $1.3 million and $27.6 million, respectively.
During the six months ended June 30, 2020 and 2019, we transferred $71.6 million and $72.5 million, respectively, of loaner vehicles from Other current assets to Inventories on our Condensed Consolidated Balance Sheets.

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
We had $12.7 million of letters of credit outstanding as of June 30, 2020, which are required by certain of our insurance providers. In addition, as of June 30, 2020, we maintained a $5.3 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
13. SUBSEQUENT EVENTS
On July 6, 2020, the Company, through two of its subsidiaries, entered into the Revised Asset Purchase Agreement with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises, two collision centers and an auto auction comprising the Park Place Dealership group for a purchase price of approximately $685.0 million of goodwill and approximately $50.0 million for parts, fixed assets, and leaseholds (excluding vehicle inventory), subject to certain adjustments described in the Revised Asset Purchase Agreement. The purchase price would be financed through a combination of cash, debt and seller financing.

The Revised Asset Purchase Agreement contains customary representations and warranties made by each of the parties and the purchaser and sellers have agreed to indemnify one another against certain damages, subject to certain exceptions and limitations. The closing of the Revised Transaction is subject to various customary closing conditions, including receipt of approval of the Revised Transaction by the applicable automotive manufacturers. The Revised Asset Purchase Agreement is not subject to any financing condition. In connection with the execution of the Revised Asset Purchase Agreement, the Purchaser will deliver a certain sum of money to a third-party escrow agent (the “Earnest Money”) to be applied as partial payment of the purchase price. The Revised Asset Purchase Agreement also contains certain termination rights of the purchaser and sellers. Depending upon the circumstance of any termination, the Earnest Money will either be returned to the purchaser or delivered to the sellers as a payment of liquidated damages.

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
Certain of the discussions and information included or incorporated by reference in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are statements that are not historical in nature and may include statements relating to our goals, plans and projections regarding industry and general economic trends, our expected financial position, results of operations or market position and our business strategy. Such statements can generally be identified by words such as "may," "target," "could," "would," "will," "should," "believe," "expect," "anticipate," "plan," "intend," "foresee," and other similar words or phrases. Forward-looking statements may also relate to our expectations and assumptions with respect to, among other things:

•The declines in sales and service revenue and ongoing disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the COVID-19 pandemic;

•the expected financial and operational performance of the Park Place Dealership group;

•our estimated future capital expenditures, including with respect to the operations of the Park Place Dealership group following the consummation of the Revised Transaction (as defined below);

•the seasonally adjusted annual rate of new vehicle sales in the United States;
•general economic conditions and its expected impact on our revenue and expenses;
•our expected parts and service revenue due to, among other things, improvements in vehicle technology;
•our ability to limit our exposure to regional economic downturns due to our geographic diversity and brand mix;
•manufacturers' continued use of incentive programs to drive demand for their product offerings;
•our capital allocation strategy, including as it relates to acquisitions and divestitures, stock repurchases and capital expenditures; and
•the growth of the brands that comprise our portfolio over the long-term and other factors.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•The degree to which declines in sales and service revenue and ongoing disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the COVID-19 pandemic may adversely impact our business, results of operations, financial condition and cash flows;

•the occurrence of any event, change or other circumstance that could give rise to the termination of the Revised Asset Purchase Agreement (as defined below), including the risk that the necessary manufacturer approvals may not be obtained;

•the ability to consummate the Revised Transaction and the other transactions on the terms or timeline currently contemplated or at all, successfully integrate the operations of the Park Place Dealership group into our existing operations and the diversion of management's attention from ongoing business and regular business responsibilities to effect such integration;

•the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, the Revised Transaction;

•disruption from the Revised Transaction, making it more difficult to maintain relationships with customers or suppliers of the Park Place Dealership Group;

•changes in general economic and business conditions, including changes in employment levels, consumer confidence levels, consumer demand and preferences, the availability and cost of credit, fuel prices, levels of discretionary personal income and interest rates;
•our ability to generate sufficient cash flows, maintain our liquidity and obtain any necessary additional funds for working capital, capital expenditures, acquisitions, stock repurchases, debt maturity payments and other corporate purposes, if necessary or desirable;
•significant disruptions in the production and delivery of vehicles and parts for any reason, including the COVID-19 pandemic, natural disasters, product recalls, work stoppages or other occurrences that are outside of our control;
•our ability to execute our automotive retailing and service business strategy while operating under restrictions and best practices imposed or encouraged by governmental and other regulatory authorities;
•our ability to attract and retain skilled employees;
•adverse conditions affecting the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;
•changes in the mix and total number of vehicles we are able to sell;
•our outstanding indebtedness and our continued ability to comply with applicable covenants in our various financing and lease agreements, or to obtain waivers of these covenants as necessary;
•high levels of competition in our industry, which may create pricing and margin pressures on our products and services;
•our relationships with manufacturers of the vehicles we sell and our ability to renew, and enter into new framework and dealer agreements with vehicle manufacturers whose brands we sell, on terms acceptable to us;
•the availability of manufacturer incentive programs and our ability to earn these incentives;
•failure of our management information systems or any security breaches;
•changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, consumer protections, accounting standards, taxation requirements and environmental laws;
•changes in, or the imposition of, new tariffs or trade restrictions on imported vehicles or parts;
•adverse results from litigation or other similar proceedings involving us;
•our ability to consummate planned mergers, acquisitions and dispositions;
•any disruptions in the financial markets, which may impact our ability to access capital;
•our relationships with, and the financial stability of, our lenders and lessors;
•our ability to execute our initiatives and other strategies;
•our ability to leverage gains from our dealership portfolio;
•our ability to successfully integrate businesses we may acquire, or that any business we acquire may not perform as we expected at the time we acquired it; and
•in addition to the Revised Transaction, our ability to successfully integrate businesses we may acquire, or that any business we acquire may not perform as we expected at the time we acquired it.
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019 and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to update any forward-looking statement contained herein.

OVERVIEW
We are one of the largest automotive retailers in the United States. As of June 30, 2020, we owned and operated 102 new vehicle franchises (83 dealership locations), representing 31 automobile brands and 24 collision centers in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. For the six months ended June 30, 2020, our new vehicle revenue brand mix consisted of 44% imports, 33% luxury, and 23% domestic brands.
Our retail network is made up of dealerships operating primarily under the following locally-branded dealership groups:

•Coggin dealerships operating primarily in Jacksonville, Fort Pierce and Orlando, Florida;
•Courtesy dealerships operating in Tampa, Florida;
•Crown dealerships operating in North Carolina, South Carolina and Virginia;
•Greenville Automotive dealerships operating in Greenville, South Carolina;
•Hare and Estes dealerships operating in the Indianapolis, Indiana area;
•McDavid dealerships operating in metropolitan Austin and Dallas, Texas;
•Nalley dealerships operating in metropolitan Atlanta, Georgia;
•Plaza dealerships operating in metropolitan St. Louis, Missouri; and
•Mike Shaw dealerships in the Denver, Colorado area.

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
Our continued organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix, and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices, and employment levels. Our vehicle sales may also be impacted by manufacturer imposed stop-sales or open safety recalls.
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. As a result of market conditions caused by COVID-19, certain vehicle manufacturers and other suppliers have ceased or slowed production of new vehicles, parts and other supplies. We cannot predict with any certainty how long the automotive retail industry will be subject to these production slowdowns implemented by the manufacturers and other suppliers and when normalized production will resume at these manufacturers. Further, governmental actions, such as travel restrictions imposed in response to national emergencies or the imposition of tariffs or trade restrictions on imported goods may adversely affect vehicle sales and depress demand. Although we cannot adequately predict the impact of COVID-19, we continue to believe that the impact on our business of any future negative trends in new vehicle sales would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our diversified brand and geographic mix.

Impact of COVID-19 on Our Business
While we saw a gradual rebound to our business in May and June, the COVID-19 pandemic has adversely impacted our business operations, store traffic, financial condition, liquidity and cash flow, as well as the operations, financial condition and liquidity of our suppliers, vendors and business partners and the global economic condition in general. Despite auto retailers having been deemed essential services in most of the markets in which we operate, we experienced significant declines in new and used vehicle unit sales towards the latter half of March which carried over into April. The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended June 30, 2020 was 11.3 million compared to 17.1 million during the three months ended June 30, 2019. During this time period our parts and service business also operated well below capacity as consumer fears about becoming ill with COVID-19 and “shelter in place” or “stay at home” orders adversely affected traffic to our dealerships and resulted in motorists driving fewer miles. Consumer confidence deteriorated as the pandemic led to furloughs and increased unemployment across the country, impacting the number of consumers who qualify for credit. Despite this decline in consumer confidence, we experienced a gradual rebound in sales in May and June for both new and used vehicles with gross margins for the quarter ended June 30, 2020 improving over the same period in the prior year. Our parts and service business also showed signs of recovery towards the end of the second quarter.
In response to the downturn in our business, in early April management took various actions in an attempt to mitigate the financial impact of COVID-19. These actions included the furlough of approximately 2,300 employees, reduced store hours, and suspension of the Company's 401(k) match. In addition, the Company implemented temporary reductions in pay for all employees and the Company’s directors also agreed to waive portions of their annual cash retainers. We continued to evaluate these actions throughout the second quarter and made the difficult decision to permanently reduce the workforce by 1,300 employees to help align our expense structure with the current business environment. In July, we reinstated full pay for most employees impacted by the temporary reductions, and we will continue to monitor and respond as necessary to the Company’s operational needs during the ongoing outbreak of the COVID-19 pandemic and the resulting economic uncertainty.
While our business has experienced a gradual rebound in May and June, we are actively monitoring and managing our cash flows and have enacted cost saving measures to respond to the uncertain environment. The Company has significantly reduced its marketing expenses, deferred most capital expenditures, and negotiated discounts with certain vendors through the end of the second quarter of 2020. The flexibility of our cost structure has resulted in profitability throughout the COVID-19 pandemic, with May and June 2020 profitability exceeding that of the prior year period. Since the Company cannot predict the duration of and effects of the pandemic, we will continue to evaluate our options and manage the business as appropriate in order to preserve our financial flexibility during this challenging time.
During the first quarter of 2020, we recorded a $23.0 million non-cash impairment charge related to our intangible manufacturer franchise rights. We may be required to record additional impairment charges if the COVID-19 global pandemic continues. We cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.
As a precautionary measure, on March 18, 2020, the Company borrowed $237 million under our Revolving Credit Facility and $110 million under the Used Vehicle Floor Plan Facility. In June we repaid $35 million of the Used Vehicle Floor Plan Facility. As of June 30, 2020, we had $17.0 million of remaining availability under the Used Vehicle Floor Plan Facility and no remaining availability under the Revolving Credit Facility. As of June 30, 2020, we had cash and cash equivalents of $613.2 million and an additional $116.7 million of funds in our floor plan offset accounts. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
We had total available liquidity of $746.9 million as of June 30, 2020, which consisted of cash and cash equivalents of $613.2 million, $116.7 million of funds in our floor plan offset accounts and $17.0 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.
Our top priority continues to be the safety and protection of our customers, team members and their families. We have modified certain business practices to conform to government restrictions and are taking precautionary measures as directed by government and regulatory authorities. Following the CDC’s recommendation, we are providing face masks to employees and guests as required. We have also increased the frequency of dealership cleanings, implemented the use of plastic seat and steering wheel covers when performing service on guest vehicles, are thoroughly cleaning and sanitizing loaner vehicles after each use and have secured extra supplies of hand sanitizer, alcohol wipes, gloves and disinfectants for both employee and guest use at our dealerships. Many of our stores are also offering complimentary pick-up and delivery services to our customers, and we continue to offer online purchasing of new and used vehicles with delivery to the customer.
The effects of the COVID-19 pandemic continue to evolve. While we have seen a gradual rebound in May and June, the outbreak or future outbreaks in the markets in which we operate may cause changes in customer behaviors, including a potential reduction in traffic at our dealerships or consumer spending for vehicles and servicing. This may lead to increased asset recovery and valuation risks, such as impairment of additional long-lived assets. The uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow.
Park Place Acquisition
As previously announced, on December 11, 2019, the Company entered into (1) an Asset Purchase Agreement (the “Asset Purchase Agreement”) with certain members of the Park Place Dealership family of entities, Park Place Mid-Cities, Ltd., a Texas limited partnership, and the identified principal (collectively, “Park Place”) and (2) a Real Estate Purchase Agreement (the “Real Estate Purchase Agreement” and, together with the Asset Purchase Agreement, the “Transaction Agreements”) with certain members of the Park Place Dealership family of entities to acquire substantially all of the assets of, and certain real property related to, the Park Place business. The Asset Purchase Agreement included the purchase of 19 franchises (3 Mercedes-Benz, 3 Sprinter, 2 Lexus, 2 Jaguar, 2 Land Rover, 1 Porsche, and 1 Volvo and 5 ultra luxury brands including 1 Bentley, 1 Rolls Royce, 1 McLaren, 1 Maserati and 1 Karma), two collision centers and an auto auction. On March 24, 2020, the Purchaser delivered notice to the sellers terminating the Transaction Agreements pursuant to the terms thereof in exchange for the payment of $10.0 million of liquidated damages. Please refer to Liquidity and Capital Resources for additional details regarding the impact on financing transactions.
With positive signs of a recovery, on July 6, 2020, the Company entered into an Asset Purchase Agreement (the “Revised Asset Purchase Agreement”) with Park Place to acquire all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (3 Mercedes-Benz, 3 Sprinter, 2 Lexus, 1 Jaguar, 1 Land Rover, 1 Porsche, and 1 Volvo), two collision centers and an auto auction comprising the Park Place Dealership group (collectively, the “Revised Transaction”) for a purchase price of approximately $685.0 million of goodwill and approximately $50.0 million for parts, fixed assets, and leaseholds (excluding vehicle inventory), subject to certain adjustments described in the Revised Asset Purchase Agreement. The purchase price will be financed through a combination of cash, debt and seller financing.
The Revised Asset Purchase Agreement contains customary representations and warranties made by each of the parties and the Company and sellers have agreed to indemnify one another against certain damages, subject to certain exceptions and limitations. The closing of the Revised Transaction is subject to various customary closing conditions, including approval from the applicable automotive manufacturers. The Revised Asset Purchase Agreement is not subject to any financing condition and contains certain termination rights of the Company and sellers.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$761.8	$965.2	$(203.4)	(21)%
Used vehicle	447.5	533.6	(86.1)	(16)%
Parts and service	169.2	224.5	(55.3)	(25)%
Finance and insurance, net	66.6	80.2	(13.6)	(17)%
TOTAL REVENUE	1,445.1	1,803.5	(358.4)	(20)%
GROSS PROFIT:
New vehicle	38.6	38.3	0.3	1%
Used vehicle	37.1	35.9	1.2	3%
Parts and service	100.5	140.6	(40.1)	(29)%
Finance and insurance, net	66.6	80.2	(13.6)	(17)%
TOTAL GROSS PROFIT	242.8	295.0	(52.2)	(18)%
OPERATING EXPENSES:
Selling, general, and administrative	152.2	200.7	(48.5)	(24)%
Depreciation and amortization	9.7	9.0	0.7	8%
Other operating income, net	(1.3)	(0.6)	(0.7)	(117)%
INCOME FROM OPERATIONS	82.2	85.9	(3.7)	(4)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	4.1	10.5	(6.4)	(61)%
Other interest expense, net	11.8	13.6	(1.8)	(13)%
Gain on dealership divestitures, net	—	(11.7)	11.7	100%
Total other expenses, net	15.9	12.4	3.5	28%
INCOME BEFORE INCOME TAXES	66.3	73.5	(7.2)	(10)%
Income tax expense	16.7	18.6	(1.9)	(10)%
NET INCOME	$49.6	$54.9	$(5.3)	(10)%
Net income per common share—Diluted	$2.57	$2.84	$(0.27)	(10)%

	For the Three Months Ended June 30,
	2020	2019
REVENUE MIX PERCENTAGES:
New vehicle	52.7%	53.5%
Used vehicle retail	28.6%	27.1%
Used vehicle wholesale	2.4%	2.6%
Parts and service	11.7%	12.4%
Finance and insurance, net	4.6%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	15.9%	13.0%
Used vehicle retail	13.0%	11.7%
Used vehicle wholesale	2.3%	0.4%
Parts and service	41.4%	47.7%
Finance and insurance, net	27.4%	27.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.8	16.4
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	62.7%	68.0%
Total revenue during the second quarter of 2020 decreased by $358.4 million (20%) compared to the second quarter of 2019, due to a $203.4 million (21%) decrease in new vehicle revenue, a $86.1 million (16%) decrease in used vehicle revenue, a $55.3 million (25%) decrease in parts and service revenue and a $13.6 million (17%) decrease in F&I, net revenue. During the three months ended June 30, 2020, gross profit decreased by $52.2 million (18%) driven by a $40.1 million (29%) decrease in parts and service gross profit and a $13.6 million (17%) decrease in F&I gross profit, partially offset by a $0.3 million (1%) increase in new vehicle gross profit and a $1.2 million (3%) increase in used vehicle gross profit.
Income from operations during the second quarter of 2020 decreased by $3.7 million (4%) compared to the second quarter of 2019, primarily due to the $52.2 million (18%) decrease in gross profit and a $0.7 million (8%) increase in depreciation and amortization expenses, partially offset by a $48.5 million (24%) decrease in SG&A expense. Total other expenses, net increased by $3.5 million (28%), primarily due to an $11.7 million gain on dealership divestiture in the second quarter of 2019 partially offset by a $6.4 million (61%) decrease in floor plan interest expense and a $1.8 million (13%) decrease in other interest expense, net during the second quarter of 2020. As a result, income before income taxes decreased $7.2 million (10%). Overall, net income decreased by $5.3 million (10%) during the second quarter of 2020 as compared to the second quarter of 2019.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$243.5	$316.3	$(72.8)	(23)%
Import	341.9	429.2	(87.3)	(20)%
Domestic	176.4	219.7	(43.3)	(20)%
Total new vehicle revenue	$761.8	$965.2	$(203.4)	(21)%
Gross profit:
Luxury	$16.8	$19.2	$(2.4)	(13)%
Import	12.5	9.5	3.0	32%
Domestic	9.3	9.6	(0.3)	(3)%
Total new vehicle gross profit	$38.6	$38.3	$0.3	1%
New vehicle units:
Luxury	4,359	5,746	(1,387)	(24)%
Import	11,610	15,256	(3,646)	(24)%
Domestic	4,091	5,447	(1,356)	(25)%
Total new vehicle units	20,060	26,449	(6,389)	(24)%

Same Store:
Revenue:
Luxury	$243.5	$315.5	$(72.0)	(23)%
Import	319.7	392.8	(73.1)	(19)%
Domestic	158.3	200.7	(42.4)	(21)%
Total new vehicle revenue	$721.5	$909.0	$(187.5)	(21)%
Gross profit:
Luxury	$16.8	$19.2	$(2.4)	(13)%
Import	11.3	8.7	2.6	30%
Domestic	8.1	8.5	(0.4)	(5)%
Total new vehicle gross profit	$36.2	$36.4	$(0.2)	(1)%
New vehicle units
Luxury	4,359	5,731	(1,372)	(24)%
Import	10,915	14,011	(3,096)	(22)%
Domestic	3,710	5,007	(1,297)	(26)%
Total new vehicle units	18,984	24,749	(5,765)	(23)%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per new vehicle sold	$37,976	$36,493	$1,483	4%
Gross profit per new vehicle sold	$1,924	$1,448	$476	33%
New vehicle gross margin	5.1%	4.0%	1.1%

Luxury:
Gross profit per new vehicle sold	$3,854	$3,341	$513	15%
New vehicle gross margin	6.9%	6.1%	0.8%
Import:
Gross profit per new vehicle sold	$1,077	$623	$454	73%
New vehicle gross margin	3.7%	2.2%	1.5%
Domestic:
Gross profit per new vehicle sold	$2,273	$1,762	$511	29%
New vehicle gross margin	5.3%	4.4%	0.9%

Same Store:
Revenue per new vehicle sold	$38,006	$36,729	$1,277	3%
Gross profit per new vehicle sold	$1,907	$1,471	$436	30%
New vehicle gross margin	5.0%	4.0%	1.0%

Luxury:
Gross profit per new vehicle sold	$3,854	$3,350	$504	15%
New vehicle gross margin	6.9%	6.1%	0.8%
Import:
Gross profit per new vehicle sold	$1,035	$621	$414	67%
New vehicle gross margin	3.5%	2.2%	1.3%
Domestic:
Gross profit per new vehicle sold	$2,183	$1,698	$485	29%
New vehicle gross margin	5.1%	4.2%	0.9%
New vehicle revenue decreased by $203.4 million (21%) due to a $72.8 million (23%) decrease in luxury brands revenue, an $87.3 million (20%) decrease in import brands and a $43.3 million (20%) decrease in domestic brands revenue. The 21% decrease in new vehicle revenue is the result of a 24% decrease in new vehicle units sold, partially offset by an increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $187.5 million (21%) due to a $72.0 million (23%) decrease in luxury brands revenue, a $73.1 million (19%) decrease in import brands, and a $42.4 million (21%) decrease in domestic brands revenue.
New vehicle gross profit increased by $0.3 million (1%) for the three months ended June 30, 2020 and same store new vehicle gross profit decreased $0.2 million (1%) over the same period. Same store new vehicle gross profit margin for the three months ended June 30, 2020 increased 100 basis points to 5.0%. The increase in our same store gross profit margin was primarily attributable to our efforts to focus on optimizing margin as new inventory levels declined as a result of manufacturers reducing or temporarily halting production due to the COVID-19 pandemic.
We ended the quarter with approximately 52 days of supply of new vehicle inventory, below our target range of 70 - 75 days. Our new vehicle inventory levels have been negatively impacted by assembly line disruptions at our manufacturers as a result of the COVID-19 pandemic.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$412.6	$486.6	$(74.0)	(15)%
Used vehicle wholesale revenue	34.9	47.0	(12.1)	(26)%
Used vehicle revenue	$447.5	$533.6	$(86.1)	(16)%
Gross profit:
Used vehicle retail gross profit	$31.6	$34.7	$(3.1)	(9)%
Used vehicle wholesale gross profit	5.5	1.2	4.3	NM
Used vehicle gross profit	$37.1	$35.9	$1.2	3%
Used vehicle retail units:
Used vehicle retail units	18,400	22,259	(3,859)	(17)%

Same Store:
Revenue:
Used vehicle retail revenue	$399.8	$454.8	$(55.0)	(12)%
Used vehicle wholesale revenue	34.0	45.1	(11.1)	(25)%
Used vehicle revenue	$433.8	$499.9	$(66.1)	(13)%
Gross profit:
Used vehicle retail gross profit	$30.0	$32.9	$(2.9)	(9)%
Used vehicle wholesale gross profit	5.5	1.3	4.2	NM
Used vehicle gross profit	$35.5	$34.2	$1.3	4%
Used vehicle retail units:
Used vehicle retail units	17,753	20,696	(2,943)	(14)%
Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per used vehicle retailed	$22,424	$21,861	$563	3%
Gross profit per used vehicle retailed	$1,717	$1,559	$158	10%
Used vehicle retail gross margin	7.7%	7.1%	0.6%

Same Store:
Revenue per used vehicle retailed	$22,520	$21,975	$545	2%
Gross profit per used vehicle retailed	$1,690	$1,590	$100	6%
Used vehicle retail gross margin	7.5%	7.2%	0.3%
Used vehicle revenue decreased by $86.1 million (16%) due to a $74.0 million (15%) decrease in used vehicle retail revenue and a $12.1 million (26%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $66.1 million (13%) due to a $55.0 million (12%) decrease in used vehicle retail revenue and a $11.1 million (25%) decrease in used vehicle wholesale revenue. Total company and same store unit sales decreased (17%) and (14%), respectively, during the three months ended June 30, 2020.

For the three months ended June 30, 2020, total Company and same store used vehicle retail gross profit margins increased 60 basis points and 30 basis points, respectively. During May and June the used vehicle market recovered from the downturn that occurred towards the end of March through April and benefited from declines in new vehicle inventory availability. The

Company's wholesale gross profit and gross margin percentage also benefited from the recovery in the used vehicle market and the alignment of valuation reserves with lower inventory levels.

Our 26 days of supply of used vehicle inventory as of June 30, 2020, is slightly below our target level of 30 to 35 days.
Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions)
As Reported:
Parts and service revenue	$169.2	$224.5	$(55.3)	(25)%
Parts and service gross profit:
Customer pay	53.8	79.8	(26.0)	(33)%
Warranty	17.9	22.3	(4.4)	(20)%
Wholesale parts	4.9	5.8	(0.9)	(16)%
Parts and service gross profit, excluding reconditioning and preparation	$76.6	$107.9	$(31.3)	(29)%
Parts and service gross margin, excluding reconditioning and preparation	45.3%	48.1%	(2.8)%
Reconditioning and preparation *	$23.9	$32.7	$(8.8)	(27)%
Total parts and service gross profit	$100.5	$140.6	$(40.1)	(29)%

Same Store:
Parts and service revenue	$162.4	$213.1	$(50.7)	(24)%
Parts and service gross profit:
Customer pay	52.1	76.4	(24.3)	(32)%
Warranty	16.5	21.5	(5.0)	(23)%
Wholesale parts	4.7	5.3	(0.6)	(11)%
Parts and service gross profit, excluding reconditioning and preparation	$73.3	$103.2	$(29.9)	(29)%
Parts and service gross margin, excluding reconditioning and preparation	45.1%	48.4%	(3.3)%
Reconditioning and preparation *	$23.3	$30.3	$(7.0)	(23)%
Total parts and service gross profit	$96.6	$133.5	$(36.9)	(28)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $55.3 million (25%) decrease in parts and service revenue was due to a $36.4 million (24%) decrease in customer pay revenue, an $8.6 million (20%) decrease in warranty revenue, and a $10.3 million (32%) decrease in wholesale parts revenue. Same store parts and service revenue decreased by $50.7 million (24%) to $162.4 million during the three months ended June 30, 2020 from $213.1 million during the three months ended June 30, 2019. The decrease in same store parts and service revenue was due to a $33.2 million (23%) decrease in customer pay revenue, a $9.0 million (22%) decrease in warranty revenue, and an $8.5 million (29%) decrease in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, decreased by $31.3 million (29%) to $76.6 million and same store parts and service gross profit, excluding reconditioning and preparation, decreased by $29.9 million (29%) to $73.3 million. During the three months ended June 30, 2020, the Company provided wage guarantees to certain skilled technicians which negatively impacted the parts and service gross margin. In addition, our parts and service business was negatively impacted as a result of "shelter in place orders", individuals working from home and customer fears of being more susceptible to contracting COVID-19 in public locations. We continue to focus on increasing our customer pay parts and service revenue over the long-term by upgrading equipment, improving the customer experience, providing market leading benefits to our technicians and capitalizing on our dealership training programs.

Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$66.6	$80.2	$(13.6)	(17)%
Finance and insurance, net per vehicle sold	$1,732	$1,647	$85	5%

Same Store:
Finance and insurance, net	$63.8	$75.3	$(11.5)	(15)%
Finance and insurance, net per vehicle sold	$1,737	$1,657	$80	5%
F&I, net revenue decreased by $13.6 million (17%) during the second quarter of 2020 as compared to the second quarter of 2019 and same store F&I, net revenue decreased by $11.5 million (15%) over the same period. We attribute the decrease in F&I, net revenue to the 21% decrease in total retail units partially offset by a 5% increase in F&I PVR.
Selling, General, and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2020	% of Gross Profit	2019	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$71.9	29.6%	$94.7	32.1%	$(22.8)	(2.5)%
Sales compensation	24.7	10.2%	30.9	10.5%	(6.2)	(0.3)%
Share-based compensation	3.1	1.3%	2.9	1.0%	0.2	0.3%
Outside services	17.1	7.0%	20.9	7.1%	(3.8)	(0.1)%
Advertising	4.2	1.7%	9.8	3.3%	(5.6)	(1.6)%
Rent	5.9	2.4%	6.8	2.3%	(0.9)	0.1%
Utilities	3.4	1.4%	3.8	1.3%	(0.4)	0.1%
Insurance	4.7	1.9%	4.3	1.5%	0.4	0.4%
Other	17.2	7.2%	26.6	8.9%	(9.4)	(1.7)%
Selling, general, and administrative expense	$152.2	62.7%	$200.7	68.0%	$(48.5)	(5.3)%
Gross profit	$242.8		$295.0

Same Store:
Personnel costs	$69.2	29.8%	$89.8	32.1%	$(20.6)	(2.3)%
Sales compensation	23.7	10.2%	28.9	10.3%	(5.2)	(0.1)%
Share-based compensation	3.1	1.3%	2.9	1.0%	0.2	0.3%
Outside services	16.5	7.1%	19.6	7.0%	(3.1)	0.1%
Advertising	3.8	1.6%	9.0	3.2%	(5.2)	(1.6)%
Rent	5.9	2.5%	6.7	2.4%	(0.8)	0.1%
Utilities	3.3	1.4%	3.6	1.3%	(0.3)	0.1%
Insurance	4.5	1.9%	4.0	1.4%	0.5	0.5%
Other	16.8	7.4%	25.5	9.3%	(8.7)	(1.9)%
Selling, general, and administrative expense	$146.8	63.2%	$190.0	68.0%	$(43.2)	(4.8)%
Gross profit	$232.1		$279.4
SG&A expense as a percentage of gross profit decreased 530 basis points from 68.0% for the second quarter of 2019 to 62.7% for the second quarter of 2020. Same store SG&A expense as a percentage of gross profit decreased 480 basis points, from 68.0% for the second quarter of 2019 to 63.2% over the same period. On both an all store and same store basis, the

Company experienced significant decreases in personnel costs as a result of employee furloughs and temporary reductions in pay as a result our efforts to manage expenses through the COVID-19 pandemic. In addition, during the three months ended June 30, 2020, the Company was able to negotiate temporary reductions with some of our strategic vendors and made a concerted effort to decrease advertising expense and significantly reduce travel related expenses. We anticipate our SG&A expense as a percentage of gross profit returning to historic levels in the mid-to-upper 60% range in future quarters.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $6.4 million (61%) to $4.1 million during the three months ended June 30, 2020 compared to $10.5 million for the three months ended June 30, 2019, primarily due to lower average new vehicle inventory levels and a decrease in the 30 day LIBOR rate.
Other Interest Expense, net —
The $1.8 million (13%) decrease in other interest expense, net is primarily the result of the interest savings from refinancing our $600 million 6% Notes during the first quarter of 2020 with our $280 million 4.5% Notes and our $320 million 4.75% Notes.
Income Tax Expense —
The $1.9 million (10%) decrease in income tax expense was primarily the result of a $7.2 million (10%) decrease in income before income taxes. Our effective tax rate for the three months ended June 30, 2020 was 25.2% compared to 25.3% in the prior comparative period. For 2020, we expect our effective tax rate to approximate 25%.

RESULTS OF OPERATIONS
Six Months Ended June 3, 2020 Compared to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,583.9	$1,837.0	$(253.1)	(14)%
Used vehicle	940.7	1,043.5	(102.8)	(10)%
Parts and service	390.8	442.1	(51.3)	(12)%
Finance and insurance, net	137.0	151.7	(14.7)	(10)%
TOTAL REVENUE	3,052.4	3,474.3	(421.9)	(12)%
GROSS PROFIT:
New vehicle	75.0	76.2	(1.2)	(2)%
Used vehicle	67.8	70.4	(2.6)	(4)%
Parts and service	235.4	275.9	(40.5)	(15)%
Finance and insurance, net	137.0	151.7	(14.7)	(10)%
TOTAL GROSS PROFIT	515.2	574.2	(59.0)	(10)%
OPERATING EXPENSES:
Selling, general, and administrative	346.9	391.7	(44.8)	(11)%
Depreciation and amortization	19.2	17.6	1.6	9%
Franchise rights impairment	23.0	—	23.0	—%
Other operating expense, net	8.9	1.2	7.7	NM
INCOME FROM OPERATIONS	117.2	163.7	(46.5)	(28)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	11.1	20.7	(9.6)	(46)%
Other interest expense, net	28.8	27.5	1.3	5%
Loss on extinguishment of long-term debt, net	20.6	—	20.6	—%
Gain on dealership divestitures, net	(33.7)	(11.7)	(22.0)	(188)%
Total other expenses, net	26.8	36.5	(9.7)	(27)%
INCOME BEFORE INCOME TAXES	90.4	127.2	(36.8)	(29)%
Income tax expense	21.3	31.4	(10.1)	(32)%
NET INCOME	$69.1	$95.8	$(26.7)	(28)%
Net income per share—Diluted	$3.58	$4.96	$(1.38)	(28)%
______________________________
NM—Not Meaningful

	For the Six Months Ended June 30,
	2020	2019
REVENUE MIX PERCENTAGES:
New vehicle	51.9%	52.9%
Used vehicle retail	28.1%	27.2%
Used vehicle wholesale	2.7%	2.8%
Parts and service	12.8%	12.7%
Finance and insurance, net	4.5%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	14.6%	13.3%
Used vehicle retail	12.1%	11.9%
Used vehicle wholesale	1.0%	0.4%
Parts and service	45.7%	48.0%
Finance and insurance, net	26.6%	26.4%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.9%	16.5%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	67.3%	68.2%
Total revenue for the six months ended June 30, 2020 decreased by $421.9 million (12%) compared to the six months ended June 30, 2019, due to a $253.1 million (14%) decrease in new vehicle revenue, a $102.8 million (10%) decrease in used vehicle revenue, a $14.7 million (10%) decrease in F&I, net revenue, and a $51.3 million (12%) decrease in parts and service revenue. The $59.0 million (10%) decrease in gross profit during the six months ended June 30, 2020 was driven by a $40.5 million decrease in parts and service gross profit, a $14.7 million (10%) decrease in F&I, net, a $2.6 million (4%) decrease in used vehicle gross profit and a $1.2 million (2%) decrease in new vehicle gross profit.
Income from operations during the six months ended June 30, 2020 decreased by $46.5 million (28%) compared to the six months ended June 30, 2019, due to the $59.0 million (10%) decrease in gross profit, a $23.0 million franchise right impairment charge, a $7.7 million increase in other operating expense, net and a $1.6 million (9%) increase in depreciation and amortization expense, partially offset by a $44.8 million (11%) decrease in SG&A expenses.
Total other expenses, net decreased by $9.7 million (27%), primarily as a result of a $22.0 million increase in the gain on dealership divestitures, net during the first half of 2020 when compared to the first half of 2019, a $9.6 million (46%) decrease in floor plan interest expense, partially offset by a $20.6 million loss on extinguishment of debt and a $1.3 million (5%) increase in other interest expense, net. As a result, income before income taxes decreased $36.8 million (29%) to $90.4 million for the six months ended June 30, 2020. Overall, net income decreased by $26.7 million (28%) during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$520.0	$605.3	$(85.3)	(14)%
Import	700.1	834.1	(134.0)	(16)%
Domestic	363.8	397.6	(33.8)	(9)%
Total new vehicle revenue	$1,583.9	$1,837.0	$(253.1)	(14)%
Gross profit:
Luxury	$33.7	$38.3	$(4.6)	(12)%
Import	23.2	21.3	1.9	9%
Domestic	18.1	16.6	1.5	9%
Total new vehicle gross profit	$75.0	$76.2	$(1.2)	(2)%
New vehicle units:
Luxury	9,351	10,908	(1,557)	(14)%
Import	24,068	29,699	(5,631)	(19)%
Domestic	8,618	9,951	(1,333)	(13)%
Total new vehicle units	42,037	50,558	(8,521)	(17)%

Same Store:
Revenue:
Luxury	$519.2	$603.0	$(83.8)	(14)%
Import	643.0	752.4	(109.4)	(15)%
Domestic	304.7	356.4	(51.7)	(15)%
Total new vehicle revenue	$1,466.9	$1,711.8	$(244.9)	(14)%
Gross profit:
Luxury	$33.8	$38.3	$(4.5)	(12)%
Import	20.6	19.1	1.5	8%
Domestic	15.0	14.9	0.1	1%
Total new vehicle gross profit	$69.4	$72.3	$(2.9)	(4)%
New vehicle units:
Luxury	9,336	10,863	(1,527)	(14)%
Import	22,255	26,853	(4,598)	(17)%
Domestic	7,306	8,959	(1,653)	(18)%
Total new vehicle units	38,897	46,675	(7,778)	(17)%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per new vehicle sold	$37,679	$36,335	$1,344	4%
Gross profit per new vehicle sold	$1,784	$1,507	$277	18%
New vehicle gross margin	4.7%	4.1%	0.6%

Luxury:
Gross profit per new vehicle sold	$3,604	$3,511	$93	3%
New vehicle gross margin	6.5%	6.3%	0.2%
Import:
Gross profit per new vehicle sold	$964	$717	$247	34%
New vehicle gross margin	3.3%	2.6%	0.7%
Domestic:
Gross profit per new vehicle sold	$2,100	$1,668	$432	26%
New vehicle gross margin	5.0%	4.2%	0.8%

Same Store:
Revenue per new vehicle sold	$37,712	$36,675	$1,037	3%
Gross profit per new vehicle sold	$1,784	$1,549	$235	15%
New vehicle gross margin	4.7%	4.2%	0.5%

Luxury:
Gross profit per new vehicle sold	$3,620	$3,526	$94	3%
New vehicle gross margin	6.5%	6.4%	0.1%
Import:
Gross profit per new vehicle sold	$926	$711	$215	30%
New vehicle gross margin	3.2%	2.5%	0.7%
Domestic:
Gross profit per new vehicle sold	$2,053	$1,663	$390	23%
New vehicle gross margin	4.9%	4.2%	0.7%
For the six months ended June 30, 2020, new vehicle revenue and decreased by $253.1 million (14%) as a result of a 17% decrease in new vehicle units sold, partially offset by an increase in revenue per new vehicle sold. For the six months ended June 30, 2020, same store new vehicle revenue decreased by $244.9 million (14%) as the result of a 17% decrease in new vehicle units sold, partially offset by a 3% increase in revenue per unit sold.
For the six months ended June 30, 2020, new vehicle gross profit and same store new vehicle gross profit decreased by $1.2 million (2%) and $2.9 million (4%), respectively. Same store new vehicle gross margin for the six months ended June 30, 2020 improved 50 basis points to 4.7%.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the six months ended June 30, 2020 was 13.2 million compared to 17.0 million during the six months ended June 30, 2019, a 22% decrease. The Company experienced a significant decline in new vehicle sales during the latter half of March through April as a result of the “shelter in place” orders imposed by governmental and other regulatory authorities, in an attempt to curb the spread of COVID-19. New vehicle sales began to gradually rebound in May and June 2020 with a SAAR of 12.2 million and 13.2 million, respectively but still well below the prior year's May and June SAAR of 17.5 million and 17.2 million, respectively.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$858.6	$944.8	$(86.2)	(9)%
Used vehicle wholesale revenue	82.1	98.7	(16.6)	(17)%
Used vehicle revenue	$940.7	$1,043.5	$(102.8)	(10)%
Gross profit:
Used vehicle retail gross profit	$62.8	$68.3	$(5.5)	(8)%
Used vehicle wholesale gross profit	5.0	2.1	2.9	138%
Used vehicle gross profit	$67.8	$70.4	$(2.6)	(4)%
Used vehicle retail units:
Used vehicle retail units	38,687	43,342	(4,655)	(11)%

Same Store:
Revenue:
Used vehicle retail revenue	$804.3	$881.4	$(77.1)	(9)%
Used vehicle wholesale revenue	77.4	92.3	(14.9)	(16)%
Used vehicle revenue	$881.7	$973.7	$(92.0)	(9)%
Gross profit:
Used vehicle retail gross profit	$58.3	$64.7	$(6.4)	(10)%
Used vehicle wholesale gross profit	5.0	2.1	2.9	138%
Used vehicle gross profit	$63.3	$66.8	$(3.5)	(5)%
Used vehicle retail units:
Used vehicle retail units	35,983	40,206	(4,223)	(11)%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per used vehicle retailed	$22,194	$21,799	$395	2%
Gross profit per used vehicle retailed	$1,623	$1,576	$47	3%
Used vehicle retail gross margin	7.3%	7.2%	0.1%

Same Store:
Revenue per used vehicle retailed	$22,352	$21,922	$430	2%
Gross profit per used vehicle retailed	$1,620	$1,609	$11	1%
Used vehicle retail gross margin	7.2%	7.3%	(0.1)%
Used vehicle revenue decreased by $102.8 million (10%) due to an $86.2 million (9%) decrease in used vehicle retail revenue and a $16.6 million (17%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $92.0 million (9%) due to a $77.1 million (9%) decrease in used vehicle retail revenue, and a $14.9 million (16%) decrease in used vehicle wholesale revenues.
For the six months ended June 30, 2020, gross profit margins increased by 10 basis points to 7.3%. Similar to new vehicles, used vehicle retail sales experienced a significant decline during the second half of March and into April but steadily improved in May and June. As of June 30, 2020 we had a 26 day supply of used vehicle inventory which is slightly below our targeted range of 30 to 35 days.

Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions)
As Reported:
Parts and service revenue	$390.8	$442.1	$(51.3)	(12)%
Parts and service gross profit:
Customer pay	131.8	157.1	(25.3)	(16)%
Warranty	40.1	43.9	(3.8)	(9)%
Wholesale parts	9.9	11.8	(1.9)	(16)%
Parts and service gross profit, excluding reconditioning and preparation	$181.8	$212.8	$(31.0)	(15)%
Parts and service gross margin, excluding reconditioning and preparation	46.5%	48.1%	(1.6)%
Reconditioning and preparation *	$53.6	$63.1	$(9.5)	(15)%
Total parts and service gross profit	$235.4	$275.9	$(40.5)	(15)%

Same Store:
Parts and service revenue	$365.9	$417.7	$(51.8)	(12)%
Parts and service gross profit:
Customer pay	124.5	149.7	(25.2)	(17)%
Warranty	36.2	42.1	(5.9)	(14)%
Wholesale parts	9.3	10.8	(1.5)	(14)%
Parts and service gross profit, excluding reconditioning and preparation	$170.0	$202.6	$(32.6)	(16)%
Parts and service gross margin, excluding reconditioning and preparation	46.5%	48.5%	(2.0)%
Reconditioning and preparation *	$50.7	$58.3	$(7.6)	(13)%
Total parts and service gross profit	$220.7	$260.9	$(40.2)	(15)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $51.3 million (12%) decrease in parts and service revenue was primarily due to a $33.3 million (11%) decrease in customer pay revenue, a $7.6 million (9%) decrease in warranty revenue and a $10.4 million (6%) decrease in wholesale parts revenue. Same store parts and service revenue decreased by $51.8 million (12%) from $417.7 million for the six months ended June 30, 2019 to $365.9 million for the six months ended June 30, 2020. The decrease in same store parts and service revenue was due to a $33.3 million (12%) decrease in customer pay revenue, a $10.0 million (13%) decrease in warranty revenue and an $8.5 million (14%) decrease in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, decreased by $31.0 million (15%) to $181.8 million, and same store gross profit, excluding reconditioning and preparation, decreased by $32.6 million (16%) to $170.0 million. The parts and service business was negatively impacted by "shelter in place" orders issued in response to the COVID-19 pandemic but showed gradual improvement in May and June as restrictions began to ease. In addition, during the three months ended June 30, 2020, the Company provided wage guarantees to certain skilled technicians which has negatively impacted the parts and service gross margin.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$137.0	$151.7	$(14.7)	(10)%
Finance and insurance, net per vehicle sold	$1,697	$1,616	$81	5%

Same Store:
Finance and insurance, net	$128.2	$141.5	$(13.3)	(9)%
Finance and insurance, net per vehicle sold	$1,712	$1,629	$83	5%
F&I revenue, net decreased $14.7 million (10%) during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019, and same store F&I revenue, net decreased by $13.3 million (9%) over the same period. F&I revenue, net was negatively impacted by the decrease in new and used retail unit sales as a result of the COVID-19 pandemic. For the six months ended June 30, 2020, the Company was able to improve the F&I PVR by $81 per unit (5%) over the comparable prior year period.
Selling, General, and Administrative Expense—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2020	% of Gross Profit	2019	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$166.7	32.4%	$187.1	32.6%	$(20.4)	(0.2)%
Sales compensation	52.2	10.1%	59.3	10.3%	(7.1)	(0.2)%
Share-based compensation	6.7	1.3%	6.8	1.2%	(0.1)	0.1%
Outside services	38.4	7.5%	40.4	7.0%	(2.0)	0.5%
Advertising	11.6	2.3%	17.8	3.1%	(6.2)	(0.8)%
Rent	12.7	2.5%	13.6	2.4%	(0.9)	0.1%
Utilities	7.4	1.4%	8.0	1.4%	(0.6)	—%
Insurance	8.8	1.7%	7.6	1.3%	1.2	0.4%
Other	42.4	8.1%	51.1	8.9%	(8.7)	(0.8)%
Selling, general, and administrative expense	$346.9	67.3%	$391.7	68.2%	$(44.8)	(0.9)%
Gross profit	$515.2		$574.2

Same Store:
Personnel costs	$156.0	32.4%	$176.7	32.6%	$(20.7)	(0.2)%
Sales compensation	48.5	10.1%	55.1	10.2%	(6.6)	(0.1)%
Share-based compensation	6.7	1.4%	6.8	1.3%	(0.1)	0.1%
Outside services	36.0	7.5%	37.7	7.0%	(1.7)	0.5%
Advertising	9.7	2.0%	16.3	3.0%	(6.6)	(1.0)%
Rent	12.5	2.6%	13.4	2.5%	(0.9)	0.1%
Utilities	7.0	1.5%	7.5	1.4%	(0.5)	0.1%
Insurance	7.9	1.6%	6.7	1.2%	1.2	0.4%
Other	$41.0	8.4%	$48.9	9.0%	(7.9)	(0.6)%
Selling, general, and administrative expense	$325.3	67.5%	$369.1	68.2%	$(43.8)	(0.7)%
Gross profit	$481.6		$541.5

SG&A expense as a percentage of gross profit decreased 90 basis points from 68.2% for the six months ended June 30, 2019 to 67.3% for the six months ended June 30, 2020 while same store SG&A expense as a percentage of gross profit decreased 70 basis points to 67.5% over that same period. The decrease in SG&A as a percentage of gross profit during the six months ended June 30, 2020, is primarily the result of broad cost cutting measures implemented during the latter half of the month of March that continued through the second quarter in response to the downturns in the business caused by the COVID-19 pandemic.
Franchise Rights Impairment —
During the six months ended June 30, 2020, we recorded a franchise rights impairment charge of $23.0 million. As a result of the COVID-19 pandemic, we performed a quantitative impairment analysis of certain franchise rights assets and determined that their carrying values exceeded their fair value by $23.0 million as of March 31, 2020. There was no impairment recorded during the three months ended June 30, 2020.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the six months ended June 30, 2020, the Company recorded other operating expense, net of $8.9 million, which included an $11.6 million charge related to the termination of the initial Park Place planned acquisition partially offset by a $2.1 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate. Included in the $1.2 million of other operating expense, net for the six months ended June 30, 2019, was a $2.4 million pre-tax loss related to the write-off of fixed assets, partially offset by a $0.3 million gain related to the sale of vacant real estate and other non-core operating income.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $9.6 million (46%) to $11.1 million during the six months ended June 30, 2020 compared to $20.7 million during the six months ended June 30, 2019 primarily as a result of a decrease in LIBOR from which our floor plan interest rate is calculated and lower new vehicle inventory levels.

Loss on Extinguishment of Debt, net —

On March 4, 2020, the Company redeemed its $600 million 6% Notes scheduled to mature in 2024 at 103% of par, plus accrued and unpaid interest. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the write-off of the unamortized premium and debt issuance costs totaling $1.1 million.

As a result of the termination of the initial Acquisition, the Company delivered a notice of special mandatory redemption to holders of its 2028 Notes and 2030 Notes pursuant to which it would redeem on a pro rata basis (1) $245.0 million of the 2028 Notes and (2) $280.0 million of the 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to, but excluding the special mandatory redemption date. On March 30, 2020, the Company completed the redemption and recorded a write-off of unamortized debt issuance costs of $1.5 million.
Gain on Dealership Divestitures, net —
During the six months ended June 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, and we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market. The Company recorded a net pre-tax gain totaling $33.7 million. During the six months ended June 30, 2019, we sold one franchise (one dealership location) and one collision center in the Houston, Texas market resulting in a pre-tax gain of $11.7 million.
Income Tax Expense —
The $10.1 million (32%) decrease in income tax expense was primarily the result of a $36.8 million (29%) decrease in income before income taxes and was further reduced by an excess tax benefit related to the vesting of share-based awards. Our effective tax rate for the six months ended June 30, 2020 was 23.6% compared to 24.7% in the prior comparative period.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2020, we had total available liquidity of $746.9 million, which consisted of $613.2 million of cash and cash equivalents, $116.7 million of available funds in our floor plan offset accounts and $17.0 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of June 30, 2020, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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
On March 24, 2020, the Company delivered notice to the sellers terminating the Asset Purchase Agreement and (2) Real Estate Purchase Agreement in exchange for the payment of $10.0 million of liquidated damages.
In connection with the termination of the Transaction Agreements:

•The Company delivered a notice of special mandatory redemption to holders of its $525.0 million aggregate principal amount of 4.50% senior notes due 2028 (the “2028 Notes”) and $600.0 million aggregate principal amount of 4.75% senior notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”) pursuant to which it redeemed on a pro rata basis (1) $245.0 million of the 2028 Notes and (2) $280.0 million of the 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to, but excluding the special mandatory redemption date.

•The Company did not consummate the transactions contemplated by, or incur indebtedness in connection with, the new real estate term loan credit agreement, dated as of February 7, 2020, by and among various financial institutions party thereto, certain of the Company’s subsidiaries and Bank of America, N.A. (“Bank of America”).

•The amendments to the Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among the Company, certain of its subsidiaries, Bank of America and the other lenders thereto (the “2019 Senior Credit Agreement”) to (1) increase the aggregate commitments under the revolving credit facility to $350.0 million, (2) increase the aggregate commitments under the new vehicle floorplan facility to $1.35 billion and (3) increase the aggregate commitments under the used vehicle floorplan facility to $200.0 million did not become effective.

•The amended and restated commitment letter, by and among the Company, Bank of America, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association terminated in accordance with its terms on April 15, 2020.

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, please refer to Note 13 "Long-Term Debt" and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
•2019 Senior Credit Facility — On September 25, 2019, the Company and certain of its subsidiaries entered into the third amended and restated credit agreement with Bank of America, as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). The 2019 Senior Credit Agreement provides for the following:
Revolving Credit Facility —A $250.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. During the six months ended June 30, 2020, we had borrowings of $237.0 million, resulting in outstanding borrowings of $237.0 million as of June 30, 2020. In addition, we had $12.7 million in outstanding letters of credit as of June 30, 2020, resulting in no additional borrowing availability as of June 30, 2020. In July 2020, we repaid $162.0 million on the Revolving Credit Facility.
New Vehicle Floor Plan Facility — A $1.04 billion New Vehicle Floor Plan Facility. In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experienced a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of June 30, 2020, we had $393.7 million, which is net of $109.8 million in our floor plan offset account, outstanding under the New Vehicle Floor Plan Facility.
Used Vehicle Floor Plan Facility —A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. We began the year with nothing drawn on our used vehicle floor plan facility. During the six months ended June 30, 2020, we had borrowings of $110.0 million and a $35.0 million repayment resulting in outstanding borrowings of $75.0 million on our Used Vehicle Floor Plan Facility as of June 30, 2020. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $17.0 million based on our borrowing base calculation as of June 30, 2020.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities —We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 to extend the maturity date to July 31, 2021. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of June 30, 2020, we had $57.5 million, net of $6.9 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $71.1 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
•The New Senior Notes—On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the “2028 Notes”) and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”). The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The New Senior Notes were offered, together with additional borrowings and cash on hand, to (i) fund, if consummated, the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of 6.0% Senior Subordinated Notes due 2024 (the “6.0% Notes”) and (iii) pay fees and expenses in connection with the foregoing.

On March 24, 2020, the Company delivered notice to the sellers terminating the Asset Purchase Agreement and the Real Estate Purchase Agreement. As a result, the Company redeemed $245.0 million aggregate principal million of the 2028 Notes and $280.0 million aggregate principal amount of the 2030 Notes (the “Mandatory Redemption Amount”) on a pro rata basis in proportion to the aggregate principal amount of each series of Notes at a redemption price equal to 100% of the Mandatory Redemption Amount, plus accrued and unpaid interest on March 30, 2020. The Notes of each series are guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and future restricted subsidiaries, with certain exceptions. In addition, the Notes are subject to customary covenants, events of default and optional redemption revisions. The Notes are required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of the Notes.
•6.0% Senior Subordinated Notes due 2024 — In connection with the issuance of the 2028 Notes and 2030 Notes, on March 4, 2020, we redeemed all of our 6.0% Notes at 103% of par, plus accrued and unpaid interest up to, but excluding, the date of redemption.
•Mortgage notes — As of June 30, 2020, we had $98.7 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.
•2013 BofA Real Estate Facility— On September 26, 2013, we entered into a real estate term loan credit agreement (the “2013 BofA Real Estate Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the “2013 BofA Real Estate Facility”). As of June 30, 2020, we had $34.9 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement.

•2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (as amended, restated or supplemented from time to time, the “2015 Wells Fargo Master Loan Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the “2015 Wells Fargo Master Loan Facility”). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of June 30, 2020, the outstanding balance under this agreement was $75.0 million. There is no further borrowing availability under this agreement.

•2018 Bank of America Facility —On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of June 30, 2020, we had $86.9 million of outstanding borrowings under the 2018 Bank of America Facility.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of June 30, 2020, we had $94.4 million outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under this agreement.
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2020.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2019 Senior Credit Facility and our indenture governing our 4.5% and 4.75% Notes permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of June 30, 2020, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the six months ended June 30, 2020, we did not repurchase any shares, of our common stock under the Repurchase Program. As of June 30, 2020, we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
During the three and six months ended June 30, 2020, we repurchased 2,552 and 56,467 shares, of our common stock for $0.1 million and $5.1 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities in the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Condensed Consolidated Statements of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
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

	For the Six Months Ended June 30,
	2020	2019
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$554.6	$160.5
New vehicle floor plan borrowings —non-trade, net	(299.2)	(75.1)
Cash provided by operating activities, as adjusted	$255.4	$85.4
Operating Activities—
Net cash provided by operating activities totaled $554.6 million and $160.5 million, for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by operating activities, as adjusted, totaled $255.4 million and $85.4 million for the six months ended June 30, 2020 and 2019, respectively.
The $170.0 million increase in our net cash provided by operating activities, as adjusted, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily the result of a $70.9 million increase related to the lower balances of accounts receivable and contracts-in-transit around the period end, a $28.6 million increase in other current assets, and a $85.9 million increase related to the change in inventory, net of floor plan borrowings. The increase in our net cash provided by operating activities, as adjusted, was offset by a decrease in non-cash adjustments to net income of $7.1 million and a decrease in accounts payable and other current liabilities of $13.5 million.
Investing Activities—
Net cash provided by investing activities totaled $36.1 million for the six months ended June 30, 2020 compared to cash used of $92.3 million, for the six months ended June 30, 2019. Capital expenditures, excluding the purchase of real estate, were $18.2 million and $15.5 million for the six months ended June 30, 2020 and 2019, respectively. We expect that capital expenditures for 2020 will total approximately $29.3 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the six months ended June 30, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a purchase price of $63.6 million. We funded these acquisitions with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.5 million of purchase price holdbacks related to a prior year acquisition.
During the six months ended June 30, 2019, we acquired the assets of eight franchises (four dealership locations) Indianapolis, Indiana market for a purchase price of $121.0 million. Consideration paid (or payable) to fund this acquisition included $70.8 million of cash, $47.7 million of floor plan borrowings for the purchase of the related new vehicle inventory, and purchase price holdbacks of $2.5 million for potential indemnity claims made by us with respect to the acquired franchises.
During the six months ended June 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market and we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market for an aggregate purchase price of $115.5 million. In addition, during the six months ended June 30, 2020, we received cash proceeds of $4.2 million, from the sale of vacant properties. The assets and liabilities related to the aforementioned divestitures were included in Assets held for sale and Liabilities associated with assets held for sale as of December 31, 2019.
During the six months ended June 30, 2020 and 2019, purchases of real estate, including previously leased real estate, totaled $2.3 million and $4.9 million, respectively.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.

Financing Activities—
Net cash provided by financing activities totaled $19.0 million for the six months ended June 30, 2020. Net cash used in financing activities totaled $66.9 million for the six months ended June 30, 2019.
During the six months ended June 30, 2020 and 2019, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $1.63 billion and $2.04 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with a divestiture, of $1.86 billion and $2.12 billion, respectively.
During the six months ended June 30, 2020 and 2019, we had floor plan borrowings of $27.1 million and $47.7 million, respectively, related to acquisitions.
During the six months ended June 30, 2020 and 2019, we had non-trade floor plan repayments associated with divestitures of $50.5 million and $14.1 million, respectively.
Repayments of borrowings totaled $1.16 billion and $7.9 million, for the six months ended June 30, 2020 and 2019, respectively. In addition, payments of debt issuance costs totaled $3.1 million for the six months ended June 30, 2020.
During the six months ended June 30, 2020, we had proceeds of $7.3 million related to a sale and leaseback of real estate in Plano, Texas.
During the six months ended June 30, 2020, we did not repurchase any shares of our common stock under our Repurchase Program but repurchased 56,467 shares of our common stock for $5.1 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $926.5 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of June 30, 2020, a 100 basis point change in interest rates could result in a change of as much as $9.3 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the six months ended June 30, 2020 and 2019 by $18.3 million and $20.0 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
In June 2015, we entered into an interest rate swap agreement with a notional principal amount of $100.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in February 2025. The notional value of this swap was $77.2 million as of June 30, 2020 and is reducing over its remaining term to $53.1 million at maturity.
In November 2013, we entered into an interest rate swap agreement with a notional principal amount of $75.0 million. This swap was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR, through maturity in September 2023. The notional values of this swap as of June 30, 2020 was $50.8 million and will reduce over its remaining term to $38.7 million at maturity.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10- K for the fiscal year ended December 31, 2019 and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

The Revised Transaction, if consummated, will create numerous risks and uncertainties which could adversely affect our business and results of operations.
After consummation of the Revised Transaction, we will have significantly more sales, assets and employees than we did prior to the transaction. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business with that of the Park Place Dealership group. There is a significant degree of difficulty and management involvement inherent in that process.

These difficulties include:

•Integrating the operations of the Park Place Dealership group during the pandemic while carrying on the ongoing operations of our business;

•managing a significantly larger company than before consummation of the Revised Transaction;

•the possibility of faulty assumptions underlying our expectations regarding the (i) integration process, including, among other things, unanticipated delays, costs or inefficiencies, and (ii) retention of key employees;

•the effects of unanticipated liabilities;

•operating a more diversified business;

•integrating two separate business cultures, which may prove to be incompatible;

•attracting and retaining the necessary personnel associated with the business of the Park Place Dealership group following the Revised Transaction;

•creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.

As a private company, the Park Place Dealership group was not required to obtain an audit of its internal control over financial reporting or otherwise have such internal control assessed, except to the extent required in connection with audits pursuant to GAAP; however, following the consummation of the Revised Transaction, the financial systems of the Park Place Dealership group will be integrated into our financial systems and subject to the internal control audit required with respect to the Company as a public company.
If any of these factors limits our ability to integrate the Park Place Dealership group into our operations successfully or on a timely basis, the expectations of future results of operations, including certain run-rate synergies expected to result from the Revised Transaction, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the Revised Transaction, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.
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

Failure to realize the expected costs savings and operating synergies related to the Revised Transaction could result in increased costs and have an adverse effect on the combined Company's financial results and prospects.
If the Revised Transaction is consummated, our post-closing recourse for liabilities related to the Park Place Dealership group is limited.
As part of the Revised Transaction, we will assume certain liabilities of the Park Place Dealership group. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into the Park Place Dealership group. In addition, as the Park Place Dealership group is integrated, we may learn additional information about the Park Place Dealership group, such as unknown or contingent liabilities or other issues relating to the operations of the Park Place Dealership group. Any such liabilities or issues, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. Under the Revised Asset Purchase Agreement, the sellers will be liable for certain breaches of representations, warranties and covenants but our recovery may be contingent upon the aggregate damages arising out of any such breaches exceeding specified dollar thresholds and is subject to other time-based and monetary-based limitations. Accordingly, we may not be able to enforce certain claims against the sellers with respect to liabilities of the Park Place Dealership group.

We do not currently control the Park Place Dealership group and will not control the Park Place Dealership group until completion of the Revised Transaction.
We do not currently control the Park Place Dealership group and will not control the Park Place Dealership group until completion of the Revised Transaction. The Revised Asset Purchase Agreement imposes certain limitations on how the Park Place Dealership group manages its business, but we cannot assure you that the Park Place Dealership group's business will be operated in the same way as it would be under our control.

The purchase price for the Revised Transaction could increase significantly from our estimates, which may adversely impact our liquidity.
The purchase price for the Revised Transaction will be based, in part, on the value of vehicle inventory at the dealerships comprising the Park Place Dealership group on the closing date of the Revised Transaction. The value of vehicle inventories at automobile dealerships fluctuates significantly due to changes in economic conditions, the availability of consumer financing and the seasonality of demand for vehicles, among other factors. If the value of the vehicle inventory at the dealerships comprising the Park Place Dealership group is greater than we currently estimate, we will be required to pay additional purchase price consideration, which may require use to draw on existing sources of liquidity, including our revolving credit facility and cash on hand. To the extent we are required to pay a higher purchase price for the Revised Transaction, we may have less liquidity to fund our other operations and growth strategies, which may adversely impact our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2014, our Board of Directors authorized our Repurchase Program. On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.  During the three months ended June 30, 2020, we did not repurchase any shares of our common stock under the Repurchase Program but repurchased 2,552 shares of our common stock for $0.1 million from employees in connection with a net share settlement feature of employee equity-based awards. As of June 30, 2020, we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated July 6, 2020, by and among the identified sellers, the identified seller affiliate, the identified principal, the identified real estate owners and Asbury Automotive Group, LLC. (Certain exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the Commission a copy of any omitted exhibits or schedules upon request. Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	July 31, 2020	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	July 31, 2020	By:	/s/ Patrick J. Guido
		Name:	Patrick J. Guido
		Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated July 6, 2020, by and among the identified sellers, the identified seller affiliate, the identified principal, the identified real estate owners and Asbury Automotive Group, LLC. (Certain exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the Commission a copy of any omitted exhibits or schedules upon request. Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
*	Incorporated by reference