Form 10-Q
period 2020-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2020-11-03
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of November 2, 2020 was 19,285,548.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.1	$3.5
Contracts-in-transit	119.1	194.7
Accounts receivable, net	126.4	136.2
Inventories	828.7	985.0
Assets held for sale	49.6	154.2
Other current assets	170.1	129.0
Total current assets	1,298.0	1,602.6
PROPERTY AND EQUIPMENT, net	945.4	909.7
OPERATING LEASE RIGHT-OF-USE ASSETS	286.9	65.6
GOODWILL	888.6	201.7
INTANGIBLE FRANCHISE RIGHTS	101.9	121.7
OTHER LONG-TERM ASSETS	9.8	10.0
Total assets	$3,530.6	$2,911.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$60.4	$130.3
Floor plan notes payable—non-trade, net	635.2	657.7
Current maturities of long-term debt	49.7	32.4
Current maturities of operating leases	26.9	17.0
Accounts payable and accrued liabilities	418.0	308.7
Liabilities associated with assets held for sale	22.5	100.9
Total current liabilities	1,212.7	1,247.0
LONG-TERM DEBT	1,174.1	907.0
OPERATING LEASE LIABILITIES	263.6	52.6
DEFERRED INCOME TAXES	24.7	26.0
OTHER LONG-TERM LIABILITIES	43.6	32.4
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,133,862 and 41,072,080 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	592.1	582.9
Retained earnings	1,259.8	1,094.5
Treasury stock, at cost; 21,848,314 and 21,791,707 shares, respectively	(1,033.7)	(1,028.6)
Accumulated other comprehensive loss	(6.7)	(2.9)
Total shareholders' equity	811.9	646.3
Total liabilities and shareholders' equity	$3,530.6	$2,911.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
New vehicle	$957.9	$986.9	$2,541.8	$2,823.9
Used vehicle	569.5	546.9	1,510.2	1,590.4
Parts and service	237.2	227.6	628.0	669.7
Finance and insurance, net	80.8	80.6	217.8	232.3
TOTAL REVENUE	1,845.4	1,842.0	4,897.8	5,316.3
COST OF SALES:
New vehicle	897.3	948.3	2,406.2	2,709.1
Used vehicle	520.3	514.5	1,393.2	1,487.6
Parts and service	91.9	86.1	247.3	252.3
TOTAL COST OF SALES	1,509.5	1,548.9	4,046.7	4,449.0
GROSS PROFIT	335.9	293.1	851.1	867.3
OPERATING EXPENSES:
Selling, general, and administrative	206.5	202.0	553.4	593.7
Depreciation and amortization	9.8	9.1	29.0	26.7
Franchise rights impairment	—	—	23.0	—
Other operating expense (income), net	0.5	(0.2)	9.4	1.0
INCOME FROM OPERATIONS	119.1	82.2	236.3	245.9
OTHER EXPENSES (INCOME):
Floor plan interest expense	3.0	9.0	14.1	29.7
Other interest expense, net	12.9	13.7	41.7	41.2
Loss on extinguishment of long-term debt, net	—	—	20.6	—
Gain on dealership divestitures, net	(24.7)	—	(58.4)	(11.7)
Total other (income) expense, net	(8.8)	22.7	18.0	59.2
INCOME BEFORE INCOME TAXES	127.9	59.5	218.3	186.7
Income tax expense	31.7	14.5	53.0	45.9
NET INCOME	$96.2	$45.0	$165.3	$140.8
EARNINGS PER SHARE:
Basic—
Net income	$5.01	$2.36	$8.61	$7.37
Diluted—
Net income	$4.96	$2.33	$8.56	$7.30
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.2	19.1	19.2	19.1
Restricted stock	0.1	0.1	—	0.1
Performance share units	0.1	0.1	0.1	0.1
Diluted	19.4	19.3	19.3	19.3

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$96.2	$45.0	$165.3	$140.8
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	—	(1.0)	(5.1)	(5.3)
Income tax benefit associated with cash flow swaps	—	0.3	1.3	1.4
Comprehensive income	$96.2	$44.3	$161.5	$136.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	19.5	—	—	—	19.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.4)	(3.4)
Comprehensive income	—	—	—	19.5	—	—	(3.4)	16.1
Share-based compensation	—	—	3.8	—	—	—	—	3.8
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	68,577	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,915	(5.0)	—	(5.0)
Balances, March 31, 2020	41,140,657	$0.4	$586.4	$1,114.0	21,845,622	$(1,033.6)	$(6.3)	$660.9
Comprehensive Income:
Net income	—		—	49.6	—	—	—	49.6
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.2 tax benefit	—	—	—	—	—	—	(0.4)	(0.4)
Comprehensive income	—	—	—	49.6	—	—	(0.4)	49.2
Share-based compensation	—	—	3.1			—	—	3.1
Forfeitures in connection with share-based payment arrangements	(2,916)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	2,552	(0.1)	—	(0.1)
Balances, June 30, 2020	41,137,741	$0.4	$589.5	$1,163.6	21,848,174	$(1,033.7)	$(6.7)	$713.1
Comprehensive Income:
Net income	—		—	96.2	—	—	—	96.2
Comprehensive income	—	—	—	96.2	—	—	—	96.2
Share-based compensation	—	—	2.8	—	—	—	—	2.8
Forfeitures in connection with share-based payment arrangements	(3,879)	—	(0.2)	—	—	—	—	(0.2)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	140	—	—	—
Balances, September 30, 2020	41,133,862	$0.4	$592.1	$1,259.8	21,848,314	$(1,033.7)	$(6.7)	$811.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
Comprehensive Income:
Net income	—	—	—	40.9	—	—	—	40.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.5 tax benefit	—	—	—	—	—	—	(1.3)	(1.3)
Comprehensive income	—	—	—	40.9	—	—	(1.3)	39.6
Cumulative effect adjustment of ASU 2018-02	—	—	—	0.2	—	—	(0.2)	—
Share-based compensation	—	—	3.9	—	—	—	—	3.9
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	238,078	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	66,912	(4.7)	—	(4.7)
Share repurchases	—	—	—	—	108,978	(7.4)	—	(7.4)
Retirement of previously repurchased common stock	(108,978)	—	(1.3)	(6.1)	(108,978)	7.4	—	—
Balances, March 31, 2019	41,194,169	$0.4	$575.5	$957.7	21,786,251	$(1,028.1)	$(0.9)	$504.6
Comprehensive Income:
Net income	—	—	—	54.9	—	—	—	54.9
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.6 tax benefit	—	—	—	—	—	—	(1.9)	(1.9)
Comprehensive income	—	—	—	54.9	—	—	(1.9)	53.0
Share-based compensation	—	—	2.9	—	—	—	—	2.9
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(3,656)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	3,328	(0.3)	—	(0.3)
Share repurchases	—	—	—	—	50,436	(3.9)	—	(3.9)
Retirement of previously repurchased common stock	(50,436)	—	(0.6)	(3.3)	(50,436)	3.9	—	—
Balances, June 30, 2019	41,140,077	$0.4	$577.8	$1,009.3	21,789,579	$(1,028.4)	$(2.8)	$556.3
Comprehensive Income:
Net income	—	—	—	45.0	—	—	—	45.0
Other comprehensive loss	—	—	—	—	—	—	(0.7)	(0.7)
Share-based compensation	—	—	3.6	—	—	—	—	3.6
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(704)	—	—	—			—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	2,128	(0.2)	—	(0.2)
Share repurchases	—	—	—	—	42,965	(4.0)	—	(4.0)
Retirement of previously repurchased common stock	(42,965)	—	(0.6)	(3.4)	(42,965)	4.0	—	—
Balances, September 30, 2019	41,096,408	$0.4	$580.8	$1,050.9	21,791,707	$(1,028.6)	$(3.5)	$600.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$165.3	$140.8
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	29.0	26.7
Share-based compensation	9.2	10.4
Franchise rights impairment	23.0	—
Loss on extinguishment of long-term debt, net	20.6	—
Loaner vehicle amortization	15.5	17.6
Gain on divestitures, net	(58.4)	(11.7)
Change in right-of-use asset	13.0	14.3
Other adjustments, net	1.4	4.0
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	75.6	49.7
Accounts receivable	10.2	17.6
Inventories	420.5	201.0
Other current assets	(110.7)	(131.1)
Floor plan notes payable—trade, net	(68.3)	8.1
Accounts payable and other current liabilities	84.4	11.8
Operating lease liabilities	(13.0)	(14.5)
Other long-term assets and liabilities, net	7.9	3.0
Net cash provided by operating activities	625.2	347.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(27.5)	(28.7)
Capital expenditures—real estate	(2.3)	(9.2)
Purchases of previously leased real estate	—	(4.9)
Acquisitions	(954.1)	(210.0)
Divestitures	161.6	39.1
Proceeds from the sale of assets	4.2	7.5
Net cash used in investing activities	(818.1)	(206.2)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,838.3	3,118.7
Floor plan borrowings—acquisitions	131.6	55.3
Floor plan repayments—non-trade	(2,995.7)	(3,273.1)
Floor plan repayments—non-trade divestitures	(55.3)	(14.1)
Proceeds from borrowings	1,875.3	—
Repayments of borrowings	(1,599.7)	(12.0)
Proceeds from sale and leaseback transaction	7.3	—
Payment of debt issuance costs	(3.1)	(2.3)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(5.2)	(20.5)
Net cash provided by (used in) financing activities	193.5	(148.0)
Net increase in cash and cash equivalents	0.6	(6.5)
CASH AND CASH EQUIVALENTS, beginning of period	3.5	8.3
CASH AND CASH EQUIVALENTS, end of period	$4.1	$1.8

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of September 30, 2020, we owned and operated 113 new vehicle franchises (90 dealership locations) representing 31 automobile brands and 25 collision repair centers in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. As of September 30, 2020, our new vehicle revenue brand mix consisted of 44% imports, 34% luxury, and 22% domestic brands.
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
•Park Place dealerships operating in the Dallas-Fort Worth area;
•Plaza dealerships operating in metropolitan St. Louis, Missouri; and
•Mike Shaw dealerships in the Denver, Colorado area.

On July 6, 2020, the Company, through two of its subsidiaries, entered into an Asset Purchase Agreement (the "Revised Asset Purchase Agreement") with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises, two collision centers and an auto auction comprising the Park Place Dealership group (collectively, the "Revised Transaction"). The Revised Transaction was completed on August 24, 2020 for a purchase price of $889.9 million. The purchase price was financed through a combination of cash, debt and seller financing. See Note 3 "Acquisitions and Divestitures" for details of the Revised Transaction.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the Condensed Consolidated Financial Statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been included, unless otherwise indicated. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Revenue Recognition
Please refer to Note 2 "Revenue Recognition".
Internal Profit
Revenues and expenses associated with internal work performed by our parts and service departments on new and used vehicle inventory are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle. The costs incurred by our new and used vehicle departments for work performed by our parts and service departments is included in either New Vehicle Cost of Sales or Used Vehicle Cost of Sales in the accompanying Condensed Consolidated Statements of Income, depending on the classification of the vehicle serviced. We eliminate the internal profit on vehicles that remain in inventory.
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
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 0 and 78,180 restricted share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan, from its computation of diluted earnings per share for the three and nine months ended September 30, 2020, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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

Statements of Cash Flows
Borrowings and repayments of floor plan notes payable to a lender unaffiliated with the manufacturer from which we purchase a particular new vehicle ("Non-Trade") and all floor plan notes payable relating to pre-owned vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade") are classified as financing activities in the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as financing activities in the accompanying Condensed Consolidated Statements of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to a lender not affiliated with the manufacturer from which we purchased the related inventory.
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
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019
	(In millions)
Revenue:
New vehicle	$957.9	$986.9
Used vehicle retail	507.4	505.0
Used vehicle wholesale	62.1	41.9
New and used vehicle	1,527.4	1,533.8
Sale of vehicle parts and accessories	36.8	36.7
Vehicle repair and maintenance services	200.4	190.9
Parts and services	237.2	227.6
Finance and insurance, net	80.8	80.6
Total revenue	$1,845.4	$1,842.0

	For the Nine Months Ended September 30,
	2020	2019
	(In millions)
Revenue:
New vehicle	$2,541.8	$2,823.9
Used vehicle retail	1,366.0	1,449.8
Used vehicle wholesale	144.2	140.6
New and used vehicle	4,052.0	4,414.3
Sale of vehicle parts and accessories	99.5	109.7
Vehicle repair and maintenance services	528.5	560.0
Parts and services	628.0	669.7
Finance and insurance, net	217.8	232.3
Total revenue	$4,897.8	$5,316.3
Contract Asset
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2020	$4.8	$12.3	$17.1
Transferred to receivables from contract assets recognized at the beginning of the period	(4.8)	(4.1)	(8.9)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	3.7	4.6	8.3
Contract Assets (Current), March 31, 2020	$3.7	$12.8	$16.5
Transferred to receivables from contract assets recognized at the beginning of the period	(3.7)	(4.0)	(7.7)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	3.3	4.0	7.3
Contract Assets (Current), June 30, 2020	3.3	12.8	16.1
Transferred to receivables from contract assets recognized at the beginning of the period	(3.3)	(3.2)	(6.5)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	6.8	3.9	10.7
Contract Assets (Current), September 30, 2020	$6.8	$13.5	$20.3
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

Park Place Acquisition
On December 11, 2019, we announced the proposed acquisition of substantially all of the assets of the businesses of the Park Place Dealership family of entities (collectively, "Park Place") pursuant to that certain Asset Purchase Agreement, dated as of December 11, 2019, among the Company, Park Place and the other parties thereto (the "2019 Asset Purchase Agreement"), and related agreements and transactions (collectively, the "2019 Acquisition"). On March 24, 2020, we delivered notice to the sellers terminating the 2019 Acquisition pursuant to the terms of the related agreements and transactions in exchange for the payment of $10.0 million of liquidated damages which is reflected in our accompanying Condensed Consolidated Statements of Income as Other operating expense (income), net. See Note 9 "Debt" for details related to the impact on certain financing arrangements as a result of terminating the 2019 Acquisition.
On July 6, 2020, the Company, through two of its subsidiaries, entered into a Revised Asset Purchase Agreement with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (8 dealership locations), two collision centers and an auto auction. The Revised Transaction was completed on August 24, 2020 and financed through a combination of cash, floor plan facilities and seller financing. The seller financing comprised $150.0 million in aggregate principal amount of a 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of 4.00% promissory note due February 2022 (collectively, the "Seller Notes"). In September 2020, the Company redeemed the Seller Notes. See Note 9 "Debt" for further details.
The sources of the preliminary purchase consideration are as follows:

(In millions)
Cash	$527.4
Seller Notes	200.0
New Vehicle Floor Plan Facility	127.5
Used Vehicle Floor Plan Facility	35.0
Preliminary purchase price	$889.9
Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. We have not finalized our valuation for manufacturer franchise rights which will be reclassified from goodwill once completed. Our valuation for property and equipment and our assessment with respect to certain assumed leases is preliminary as of September 30, 2020. Furthermore, the assignment of goodwill to reporting units has not been completed as of the date of issuance of these Condensed Consolidated Financial Statements. The following table summarizes the allocation of the estimated purchase price based on preliminary estimates of fair value:

(In millions)
Summary of Assets Acquired and Liabilities Assumed
Inventories	$120.8
Loaner vehicles	57.0
Property and equipment	35.0
Goodwill and intangible assets	685.9
Operating lease right-of-use assets	202.7
Total assets acquired	1,101.4
Operating lease liabilities	(202.2)
Other liabilities	(9.3)
Total liabilities assumed	(211.5)
Net assets acquired	$889.9
The Company recorded $1.3 million of acquisition related costs during the three months ended September 30, 2020. These costs are included in Selling, general, and administrative in the Condensed Consolidated Statements of Income.
The Company's Condensed Consolidated Statements of Income included revenue and net income attributable to Park Place from August 24, 2020 through September 30, 2020 of $148.4 million and $7.0 million, respectively.

The following represents the unaudited pro forma information as if Park Place had been included in the consolidated results of the Company since January 1, 2019:

	For the Three Months Ended September 30,
	2020	2019
	(In millions)
	(Unaudited)
Pro Forma Revenue	$2,045.7	$2,261.4
Pro Forma Net Income	$107.0	$56.6

	For the Nine Months Ended September 30,
	2020	2019
	(In millions)
	(Unaudited)
Pro Forma Revenue	$5,755.6	$6,517.5
Pro Forma Net Income	$187.4	$173.9
This pro forma information incorporates the Company's accounting policies and adjusts the results of Park Place for depreciation, rent expense, and interest expense assuming that the fair value adjustments and indebtedness incurred in connection with the Revised Transaction had occurred on January 1, 2019. They have also been adjusted to reflect the $1.3 million of acquisition related costs incurred during the three months ended September 30, 2020 as having occurred on January 1, 2019. The pro forma information also assumes that the September 2020 divestiture of the Lexus Greenville dealership, which was related to the Park Place acquisition, occurred on January 1, 2019.
Other Acquisitions and Divestitures
In addition to the Revised Transaction, during the nine months ended September 30, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a combined purchase price of $63.6 million. We funded this acquisition with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, this acquisition included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $2.5 million of purchase price holdbacks related to a prior year acquisition during the nine months ended September 30, 2020.
During the nine months ended September 30, 2019, we acquired the assets of nine franchises (five dealership locations) and one collision center in the Indianapolis, Indiana market and one franchise (one dealership location) in the Denver, Colorado market for a combined purchase price of $210.4 million. We funded these acquisitions with an aggregate of $153.9 million of cash, $55.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.2 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $0.8 million of purchase price holdbacks related to a prior year acquisition.
The goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.
Below is the allocation of purchase price for the other acquisitions completed during the nine months ended September 30, 2020 and 2019, respectively. Our 2020 valuation for manufacturer franchise rights, real estate, property and equipment, and our assessment with respect to certain assumed leases is preliminary as of September 30, 2020.

	For the Nine Months Ended September 30,
	2020	2019
	(In millions)
Inventory	$29.8	$70.9
Real estate	14.5	43.1
Property and equipment	0.4	4.7
Goodwill and manufacturer franchise rights	19.2	91.0
Loaner vehicles	—	1.5
Liabilities assumed	—	(0.8)
Other	(0.3)	—
Total purchase price	$63.6	$210.4
During the nine months ended September 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and we sold one franchise (one dealership location) in the Greenville, South Carolina market. The Company recorded a pre-tax gain totaling $58.4 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on dealership divestitures, net.
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

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
Vehicle receivables	$44.7	$44.8
Manufacturer receivables	47.8	50.4
Other receivables	35.2	42.4
Total accounts receivable	127.7	137.6
Less—Allowance for credit losses	(1.3)	(1.4)
Accounts receivable, net	$126.4	$136.2

5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
New vehicles	$578.5	$802.6
Used vehicles	203.9	140.1
Parts and accessories	46.3	42.3
Total inventories	$828.7	$985.0
The lower of cost and net realizable value reserves reduced total inventories by $5.1 million and $6.1 million as of September 30, 2020 and December 31, 2019, respectively. In addition to inventories shown above, we had $6.9 million and $67.7 million of inventories classified as Assets held for sale in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively, associated with pending dealership disposals. As of September 30, 2020 and December 31, 2019, certain automobile manufacturer incentives reduced new vehicle inventory cost by $7.4 million and $9.6 million, respectively, and reduced new vehicle cost of sales for the nine months ended September 30, 2020 and 2019 by $31.5 million and $33.3 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
Assets:
Inventory	$6.9	$67.7
Loaners, net	—	3.0
Property and equipment, net	42.6	69.0
Operating lease right-of-use assets	0.1	6.9
Goodwill	—	5.3
Franchise rights	—	2.3
Total Assets held for sale	49.6	154.2
Liabilities:
Floor plan notes payable—trade	5.8	21.9
Floor plan notes payable—non-trade	—	40.9
Loaners/ Notes payable	—	3.1
Current maturities of long-term debt	1.1	0.3
Current maturities of operating leases	0.1	4.2
Long-term debt	15.5	27.8
Operating lease liabilities	—	2.7
Total Liabilities associated with assets held for sale	22.5	100.9
Net assets held for sale	$27.1	$53.3

As of September 30, 2020 assets held for sale consisted of one franchise (one dealership location) and three real estate properties that are not currently used in our operations. The assets and liabilities associated with these properties totaled $49.6 million and $22.5 million, respectively
As of December 31, 2019, assets held for sale consisted of seven franchises (six dealership locations) and one collision center, in addition to four real estate properties. Assets and liabilities totaled $154.2 million and $100.9 million, respectively.
During the nine months ended September 30, 2020, the Company recorded a net pre-tax gain totaling $33.7 million, on the sale of these dealerships. Additionally, during the nine months ended September 30, 2020, we sold one vacant property with a net book value of $3.7 million.
7. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
Our acquisitions have resulted in the recording of goodwill and intangible franchise rights. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Franchise rights are indefinite-lived intangible assets representing our rights under franchise agreements with vehicle manufacturers. Goodwill and intangible franchise rights are tested annually as of October 1st, or more frequently in the event that facts and circumstances indicate a triggering event has occurred.

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
The results of the quantitative impairment testing for certain franchise rights as of March 31, 2020, identified that the carrying values of certain of our franchise rights assets exceeded their fair value. As a result, we recognized a $23.0 million pre-tax non-cash impairment charge during the three months ended March 31, 2020. We did not record an impairment charge related to goodwill and franchise rights for the three months ended June 30, 2020 or September 30, 2020.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
Floor plan notes payable—trade (a)	$67.1	$146.5
Floor plan notes payable offset account	(6.7)	(16.2)
Floor plan notes payable—trade, net	$60.4	$130.3

Floor plan notes payable—new non-trade (b)	$618.3	$773.6
Floor plan notes payable—used non-trade	50.0	—
Floor plan notes payable offset account	(33.1)	(115.9)
Floor plan notes payable—non-trade, net	$635.2	$657.7
____________________________
(a) Amounts reflected for floor plan notes payable—trade as of September 30, 2020 and December 31, 2019, excluded $5.8 million and $21.9 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for floor plan notes payable—new non-trade as of December 31, 2019, excluded $40.9 million classified as Liabilities associated with assets held for sale.

We have a floor plan facility with Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 to extend the maturity date to July 31, 2021. We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding Floor Plan Notes Payable—Trade. In addition, we have a similar floor plan offset account with Bank of America that allows us to offset our Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As of September 30, 2020 and December 31, 2019, we had $39.8 million and $132.1 million, respectively, in these floor plan offset accounts.
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
As of December 31, 2019, $190.0 million of availability under our Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility. On March 17, 2020, the entire $190.0 million was re-designated from the New Vehicle Floor Plan Facility to the Revolving Credit Facility. As of September 30, 2020, there was $50.0 million outstanding under the Used Vehicle Floor Plan Facility.
9. DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
6.00% Senior Subordinated Notes due 2024	$—	$600.0
4.50% Senior Notes due 2028	405.0	—
4.75% Senior Notes due 2030	445.0	—
Mortgage notes payable bearing interest at fixed rates	97.6	100.5
2018 Bank of America Facility (a)	85.4	88.3
2018 Wells Fargo Master Loan Facility (b)	88.4	25.0
2013 BofA Real Estate Facility	34.2	35.5
2015 Wells Fargo Master Loan Facility (c)	62.3	76.8
Finance lease liability	16.7	17.2
Total debt outstanding	1,234.6	943.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	—	5.1
Add—unamortized premium on 4.50% Senior Notes due 2028	1.3	—
Add—unamortized premium on 4.75% Senior Notes due 2030	2.2	—
Less—debt issuance costs	(14.3)	(9.0)
Long-term debt, including current portion	1,223.8	939.4
Less—current portion, net of current portion of debt issuance costs	(49.7)	(32.4)
Long-term debt	$1,174.1	$907.0
____________________________
(a) Amounts reflected for the 2018 BofA Real Estate Facility (as defined herein) as of December 31, 2019, exclude $26.6 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Wells Fargo Master Loan Facility (as defined herein) as of September 30, 2020, exclude $5.1 million classified as Liabilities associated with assets held for sale.
(c) Amounts reflected for the 2015 Wells Fargo Master Loan Facility (as defined herein) as of September 30, 2020 and December 31, 2019, exclude $11.5 million and $1.5 million classified as Liabilities associated with assets held for sale, respectively.

6.00% Senior Subordinated Notes due 2024
On February 3, 2020, we issued a conditional notice of redemption to the holders of our 6% Senior Subordinated Notes due 2024 (the "6% Notes"), notifying such holders that we intended to redeem all of the 6% Notes. On March 4, 2020, the 6% Notes were redeemed at 103% of par, plus accrued and unpaid interest to, but excluding, the date of redemption. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the net write-off of the unamortized premium and debt issuance costs of $1.1 million related to the 6% Notes on the redemption date.
New Senior Notes
In contemplation of the 2019 Acquisition, on February 19, 2020, the Company completed its offering of senior unsecured notes (the "February 2020 Offering"), consisting of $525.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the "Existing 2028 Notes") and together with the Additional 2028 Notes (as defined below), the "2028 Notes") and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the "Existing 2030 Notes" and, together with the Existing

2028 Notes, the "Existing Notes") and together with the Additional 2030 Notes (as defined below), the "2030 Notes"). The Company paid lender fees of $6.8 million in conjunction with the February Notes Offering and incurred additional debt issuance costs of $3.1 million.
As a result of the termination of the 2019 Acquisition, the Company delivered a notice of special mandatory redemption to holders of its Existing 2028 Notes and Existing 2030 Notes pursuant to which it would redeem on a pro rata basis (1) $245.0 million of the Existing 2028 Notes and (2) $280.0 million of the 2030 Existing Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to but excluding, the special mandatory redemption date. On March 30, 2020, the Company completed the redemption and recorded a write-off of unamortized debt issuance costs of $1.5 million.
In September 2020, the Company completed an issuance of $250.0 million aggregate principal amount of additional senior unsecured notes (the "September 2020 Offering") consisting of $125.0 million aggregate principal amount of additional 4.50% Senior Notes due 2028 (the "Additional 2028 Notes") at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional 4.75% Senior Notes due 2030 (the "Additional 2030 Notes" and together with the Additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020. After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from the September 2020 Offering. The $3.5 million premium paid by the initial purchasers of the Additional Notes was recorded as a component of long-term debt on our Condensed Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the Notes. The proceeds of the September 2020 Offering were used to redeem the Seller Notes issued in connection with the Revised Transaction and repay approximately $50.0 million in aggregate principal amount outstanding under our Revolving Credit Facility.
The lender fees and other debt issuance costs incurred are being amortized over the terms of the Notes using the effective interest method.
The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The February 2020 Offering, together with additional borrowings and cash on hand, was incurred to (i) fund, if consummated, the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of the 6.0% Notes and (iii) pay fees and expenses in connection with the foregoing.
The remaining outstanding 2028 Notes and 2030 Notes are subject to customary covenants, events of default and optional redemption provisions. In addition, the remaining outstanding 2028 Notes and 2030 Notes are required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes, 2028 Notes and 2030 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of September 30, 2020, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
Seller Notes
The Seller Notes comprised $150.0 million in aggregate principal amount of 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of a 4.00% promissory note due February 2022 and were issued on August 24, 2020 in conjunction with the Revised Transaction. In September 2020, the Company redeemed the Seller Notes with the proceeds of the September 2020 Offering.
Amendments to 2019 Senior Credit Facility
In connection with the 2019 Acquisition, we obtained amendments, among other things, to (1) increase the aggregate commitments under the Revolving Credit Facility to $350.0 million, (2) increase the aggregate commitments under the New Vehicle Floorplan Facility to $1.35 billion and (3) increase the aggregate commitments under the Used Vehicle Floorplan Facility to $200.0 million. These amendments to increase the aggregate commitments were to be effective concurrently with the consummation of the 2019 Acquisition. As a result of the termination of the 2019 Acquisition, the aforementioned amendments did not become effective.
New BofA Real Estate Facility
In connection with the 2019 Acquisition, on February 7, 2020 we entered into the New BofA Real Estate Facility, which provided for term loans in an aggregate amount not to exceed $280.6 million, upon the consummation of the 2019 Acquisition.

As a result of the termination of the 2019 Acquisition, the anticipated borrowings under the New BofA Real Estate Facility have not occurred and the agreement governing the New BofA Real Estate Facility has terminated.
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

A summary of the carrying values and fair values of our Notes and our Mortgage notes payable is as follows:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
Carrying Value:
6.00% Senior Subordinated Notes due 2024	$—	$598.8
4.50% Senior Notes due 2028	400.8	—
4.75% Senior Notes due 2030	440.5	—
Mortgage notes payable (a)	365.8	323.4
Total carrying value	$1,207.1	$922.2

Fair Value:
6.00% Senior Subordinated Notes due 2024	$—	$619.5
4.50% Senior Notes due 2028	407.0	—
4.75% Senior Notes due 2030	447.2	—
Mortgage notes payable (a)	389.6	364.2
Total fair value	$1,243.8	$983.7
____________________________
(a) Excludes amounts classified as Liabilities associated with assets held for sale as of September 30, 2020 and December 31, 2019.

Interest Rate Swap Agreements

We currently have four interest rate swap agreements, two of which were entered into in July 2020. Each of these swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR. The following table provides information on the attributes of each swap as of September 30, 2020:

Inception Date	Notional Principal Amount	Notional Value as of September 30, 2020	Maturity Value	Maturity Date
	(In millions)
July 2020	$93.5	$93.1	$50.6	December 2028
July 2020	$85.5	$85.5	$57.3	November 2025
June 2015	$100.0	$75.9	$53.1	February 2025
November 2013	$75.0	$49.9	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was an $8.9 million and a $3.8 million liability as of September 30, 2020 and December 31, 2019, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	September 30, 2020	December 31, 2019
	(In millions)
Other current liabilities	$2.8	$0.9
Other long-term liabilities	6.1	2.9
Total fair value	$8.9	$3.8

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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2020	$—	Other interest expense, net	$0.7
2019	$(1.0)	Other interest expense, net	$(0.1)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2020	$(5.1)	Other interest expense, net	$1.6
2019	$(5.3)	Other interest expense, net	$—
 On the basis of yield curve conditions as of September 30, 2020 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $2.8 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2020 and 2019, we made interest payments, including amounts capitalized, totaling $54.7 million and $61.0 million, respectively. Included in these interest payments are $16.1 million and $30.4 million, of floor plan interest payments during the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020 and 2019, we made income tax payments, net of refunds received, totaling $34.7 million and $44.1 million, respectively.
During the nine months ended September 30, 2020 and 2019, we transferred $111.1 million and $107.5 million, respectively, of loaner vehicles from Other current assets to Inventories on our Condensed Consolidated Balance Sheets.
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
As of September 30, 2020, we had $12.7 million of letters of credit outstanding and we maintained a $7.7 million surety bond line in the ordinary course of our business, both of which are also required by certain of our insurance providers. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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

•our estimated future capital expenditures, including with respect to the operations of the Park Place Dealership group;

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

•the ability to successfully integrate the operations of the Park Place Dealership group into our existing operations and the diversion of management's attention from ongoing business and regular business responsibilities to effect such integration;

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

•significant disruptions in the production and delivery of vehicles and parts for any reason, including the COVID-19 pandemic, natural disasters, civil unrest, product recalls, work stoppages or other occurrences that are outside of our control;
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
•failure of our or those of our third-party service providers, management information systems
•any data security breaches with regard to personally identifiable information ("PII");
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
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to update any forward-looking statement contained herein.

OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2020, we owned and operated 113 new vehicle franchises (90 dealership locations), representing 31 automobile brands and 25 collision centers in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. For the nine months ended September 30, 2020, our new vehicle revenue brand mix consisted of 44% imports, 34% luxury, and 22% domestic brands.
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
•Park Place dealerships operating in the Dallas-Fort Worth area;
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
Park Place Acquisition
As previously announced, on December 11, 2019, the Company entered into (1) an Asset Purchase Agreement (the "2019 Asset Purchase Agreement") with certain members of the Park Place Dealership family of entities, Park Place Mid-Cities, Ltd., a Texas limited partnership, and the identified principal (collectively, "Park Place") and (2) a Real Estate Purchase Agreement (the "Real Estate Purchase Agreement" and, together with the 2019 Asset Purchase Agreement, the "Transaction Agreements") with certain members of the Park Place Dealership family of entities to acquire substantially all of the assets of, and certain real property related to, the Park Place business. The 2019 Asset Purchase Agreement included the purchase of 19 franchises (3 Mercedes-Benz, 3 Sprinter, 2 Lexus, 2 Jaguar, 2 Land Rover, 1 Porsche, and 1 Volvo and 5 ultra luxury brands including 1 Bentley, 1 Rolls Royce, 1 McLaren, 1 Maserati and 1 Karma), two collision centers and an auto auction. On March 24, 2020,

Asbury delivered notice to the sellers terminating the Transaction Agreements pursuant to the terms thereof in exchange for the payment of $10.0 million of liquidated damages. Please refer to Liquidity and Capital Resources for additional details regarding the impact on financing transactions.
As a result of the Company's efforts to attempt to mitigate the financial impact of COVID-19, along with a strong May and June performance, the Company reengaged on the Park Place Dealership group acquisition under more favorable pricing and more flexible financing terms, including limiting the purchase of luxury dealership franchises to those most aligned with the Company's core strategic business. On July 6, 2020, the Company entered into an Asset Purchase Agreement (the "Revised Asset Purchase Agreement") with Park Place to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (3 Mercedes-Benz, 3 Sprinter, 2 Lexus, 1 Jaguar, 1 Land Rover, 1 Porsche, and 1 Volvo), two collision centers and an auto auction comprising the Park Place Dealership group (collectively, the "Revised Transaction") for a purchase price of $889.9 million. The Revised Transaction was completed on August 24, 2020. The purchase price was financed through a combination of cash, floor plan facilities and seller financing.
Impact of COVID-19 on Our Business
In response to the economic downturn to our business experienced as a result of the COVID-19 pandemic, in early April management took various actions in an attempt to mitigate the financial impact. These actions included the furlough of employees, reduced store hours, and the suspension of the Company's 401(k) match. In addition, the Company implemented temporary reductions in pay for all employees and the Company’s directors also agreed to waive portions of their annual cash retainers. We continued to evaluate these actions throughout the second quarter and made the difficult decision to permanently reduce the workforce by approximately 1,300 employees to help align our expense structure with the current business environment. During the three months ended September 30, 2020, we reinstated full pay to employees impacted by the temporary reductions and the Company's 401(k) match for eligible employees. We continue to monitor and respond as necessary to the Company’s operational needs during the ongoing outbreak of the COVID-19 pandemic and the resulting economic uncertainty.

The gradual rebound to our business we began to experience in May and June, continued through the third quarter. The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended September 30, 2020 was 15.4 million compared to 17.0 million during the three months ended September 30, 2019. On a same-store basis, all of our revenue streams declined from the prior year quarter with the exception of used vehicle wholesale revenue. Despite this decline in revenue, we experienced a significant increase in our new and used gross profit margins for the quarter ended September 30, 2020 as new vehicle supply disruptions triggered by the COVID-19 pandemic reduced the availability of new vehicle inventory and eventually drove up demand for used vehicles. Our parts and service business also showed signs of a recovery and volume is now closely approaching pre-pandemic levels.

We continue to monitor and manage our cash flows and have enacted cost saving measures to respond to the uncertain environment. The Company has significantly reduced its marketing expenses, deferred most capital expenditures, and managed other controllable expenses. The flexibility of our cost structure has resulted in profitability throughout the COVID-19 pandemic, with third quarter profitability far exceeding that of the prior year period. Since the Company cannot predict the duration of and effects of the pandemic, we will continue to evaluate our options and manage the business as appropriate in order to preserve our financial flexibility during this challenging time.
We had total available liquidity of $384.9 million as of September 30, 2020, which consisted of cash and cash equivalents of $4.1 million, $39.8 million of funds in our floor plan offset accounts, $237.3 million of availability under our revolving credit facility, and $103.7 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
During the first quarter of 2020, we recorded a $23.0 million non-cash impairment charge related to our intangible manufacturer franchise rights. Future outbreaks in the markets in which we operate may cause changes in customer behaviors, including a potential reduction in traffic at our dealerships and could result in additional impairment charges if the COVID-19 global pandemic continues. The uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow. We cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.
Our top priority continues to be the safety and protection of our customers, team members and their families. We have modified certain business practices to conform to government restrictions and are taking precautionary measures as directed by government and regulatory authorities. Following the CDC’s recommendation, we are providing face masks to employees and guests as required. We have also increased the frequency of dealership cleanings, implemented the use of plastic seat and steering wheel covers when performing service on guest vehicles, and the thorough cleaning and sanitizing of loaner vehicles after each use, and have secured extra supplies of hand sanitizer, alcohol wipes, gloves and disinfectants for both employee and guest use at our dealerships. Many of our stores are also offering complimentary pick-up and delivery services to our customers, and we continue to offer online purchasing of new and used vehicles with delivery to the customer.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$957.9	$986.9	$(29.0)	(3)%
Used vehicle	569.5	546.9	22.6	4%
Parts and service	237.2	227.6	9.6	4%
Finance and insurance, net	80.8	80.6	0.2	—%
TOTAL REVENUE	1,845.4	1,842.0	3.4	—%
GROSS PROFIT:
New vehicle	60.6	38.6	22.0	57%
Used vehicle	49.2	32.4	16.8	52%
Parts and service	145.3	141.5	3.8	3%
Finance and insurance, net	80.8	80.6	0.2	—%
TOTAL GROSS PROFIT	335.9	293.1	42.8	15%
OPERATING EXPENSES:
Selling, general, and administrative	206.5	202.0	4.5	2%
Depreciation and amortization	9.8	9.1	0.7	8%
Other operating expense (income), net	0.5	(0.2)	0.7	NM
INCOME FROM OPERATIONS	119.1	82.2	36.9	45%
OTHER EXPENSES (INCOME):
Floor plan interest expense	3.0	9.0	(6.0)	(67)%
Other interest expense, net	12.9	13.7	(0.8)	(6)%
Gain on dealership divestitures, net	(24.7)	—	(24.7)	—%
Total other (income) expenses, net	(8.8)	22.7	(31.5)	(139)%
INCOME BEFORE INCOME TAXES	127.9	59.5	68.4	115%
Income tax expense	31.7	14.5	17.2	119%
NET INCOME	$96.2	$45.0	$51.2	114%
Net income per common share—Diluted	$4.96	$2.33	$2.63	113%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2020	2019
REVENUE MIX PERCENTAGES:
New vehicle	51.9%	53.6%
Used vehicle retail	27.4%	27.3%
Used vehicle wholesale	3.4%	2.3%
Parts and service	12.9%	12.4%
Finance and insurance, net	4.4%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	18.0%	13.2%
Used vehicle retail	12.8%	11.5%
Used vehicle wholesale	1.8%	(0.5)%
Parts and service	43.3%	48.3%
Finance and insurance, net	24.1%	27.5%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	18.2	15.9
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	61.5%	68.9%
Total revenue during the third quarter of 2020 increased by $3.4 million compared to the third quarter of 2019, due to a $22.6 million (4%) increase in used vehicle revenue, a $9.6 million (4%) increase in parts and service revenue and a $0.2 million increase in F&I, net revenue, partially offset by a $29.0 million (3%) decrease in new vehicle revenue. During the three months ended September 30, 2020, gross profit increased by $42.8 million (15%) driven by a $22.0 million (57%) increase in new vehicle gross profit, a $16.8 million (52%) increase in used vehicle gross profit, a $3.8 million (3%) increase in parts and service gross profit and a $0.2 million increase in F&I gross profit.
Income from operations during the third quarter of 2020 increased by $36.9 million (45%) compared to the third quarter of 2019, primarily due to the $42.8 million (15%) increase in gross profit, partially offset by a $4.5 million (2%) increase in SG&A expense, a $0.7 million (8%) increase in depreciation and amortization expenses and a $0.7 million decrease in other operating expense (income), net. Total other expenses, net decreased by $31.5 million (139%), primarily due to a $24.7 million gain on dealership divestiture, a $6.0 million (67%) decrease in floor plan interest expense and a $0.8 million (6%) decrease in other interest expense, net during the third quarter of 2020. As a result, income before income taxes increased $68.4 million (115%). Overall, net income increased by $51.2 million (114%) during the third quarter of 2020 as compared to the third quarter of 2019.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$345.9	$324.5	$21.4	7%
Import	414.0	456.3	(42.3)	(9)%
Domestic	198.0	206.1	(8.1)	(4)%
Total new vehicle revenue	$957.9	$986.9	$(29.0)	(3)%
Gross profit:
Luxury	$28.4	$19.7	$8.7	44%
Import	19.3	10.2	9.1	89%
Domestic	12.9	8.7	4.2	48%
Total new vehicle gross profit	$60.6	$38.6	$22.0	57%
New vehicle units:
Luxury	6,157	6,025	132	2%
Import	13,818	15,998	(2,180)	(14)%
Domestic	4,580	5,055	(475)	(9)%
Total new vehicle units	24,555	27,078	(2,523)	(9)%

Same Store:
Revenue:
Luxury	$267.0	$312.2	$(45.2)	(14)%
Import	394.6	422.9	(28.3)	(7)%
Domestic	179.2	187.0	(7.8)	(4)%
Total new vehicle revenue	$840.8	$922.1	$(81.3)	(9)%
Gross profit:
Luxury	$20.6	$18.9	$1.7	9%
Import	18.2	9.9	8.3	84%
Domestic	11.6	7.6	4.0	53%
Total new vehicle gross profit	$50.4	$36.4	$14.0	38%
New vehicle units
Luxury	4,834	5,790	(956)	(17)%
Import	13,202	14,922	(1,720)	(12)%
Domestic	4,181	4,592	(411)	(9)%
Total new vehicle units	22,217	25,304	(3,087)	(12)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per new vehicle sold	$39,010	$36,447	$2,563	7%
Gross profit per new vehicle sold	$2,468	$1,426	$1,042	73%
New vehicle gross margin	6.3%	3.9%	2.4%

Luxury:
Gross profit per new vehicle sold	$4,613	$3,270	$1,343	41%
New vehicle gross margin	8.2%	6.1%	2.1%
Import:
Gross profit per new vehicle sold	$1,397	$638	$759	119%
New vehicle gross margin	4.7%	2.2%	2.5%
Domestic:
Gross profit per new vehicle sold	$2,817	$1,721	$1,096	64%
New vehicle gross margin	6.5%	4.2%	2.3%

Same Store:
Revenue per new vehicle sold	$37,845	$36,441	$1,404	4%
Gross profit per new vehicle sold	$2,269	$1,439	$830	58%
New vehicle gross margin	6.0%	3.9%	2.1%

Luxury:
Gross profit per new vehicle sold	$4,261	$3,264	$997	31%
New vehicle gross margin	7.7%	6.1%	1.6%
Import:
Gross profit per new vehicle sold	$1,379	$663	$716	108%
New vehicle gross margin	4.6%	2.3%	2.3%
Domestic:
Gross profit per new vehicle sold	$2,774	$1,655	$1,119	68%
New vehicle gross margin	6.5%	4.1%	2.4%
New vehicle revenue decreased by $29.0 million (3%) due to a $42.3 million (9%) decrease in import brands revenue and a $8.1 million (4%) decrease in domestic brands revenue, partially offset by a $21.4 million (7%) increase in luxury brands revenue. Luxury brand revenue benefited from the acquisition of the Park Place Dealership group during the third quarter. The 3% decrease in new vehicle revenue is the result of a 9% decrease in new vehicle units sold, partially offset by an increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $81.3 million (9%) due to a $45.2 million (14%) decrease in luxury brands revenue, a $28.3 million (7%) decrease in import brands revenue, and a $7.8 million (4%) decrease in domestic brands revenue.
New vehicle gross profit increased by $22.0 million (57%) for the three months ended September 30, 2020 and same store new vehicle gross profit increased $14.0 million (38%) over the same period. Same store new vehicle gross profit margin for the three months ended September 30, 2020 increased 210 basis points to 6.0%. The increase in our same store gross profit margin was primarily attributable to our efforts to focus on optimizing margin as new inventory levels declined as a result of manufacturers reducing or temporarily halting production due to the COVID-19 pandemic.
We ended the quarter with approximately 47 days of supply of new vehicle inventory, below our target range of 70 - 75 days. Our new vehicle inventory levels have been negatively impacted by production disruptions at the manufacturers caused by the COVID-19 pandemic.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$507.4	$505.0	$2.4	—%
Used vehicle wholesale revenue	62.1	41.9	20.2	48%
Used vehicle revenue	$569.5	$546.9	$22.6	4%
Gross profit:
Used vehicle retail gross profit	$43.3	$33.9	$9.4	28%
Used vehicle wholesale gross profit	5.9	(1.5)	7.4	NM
Used vehicle gross profit	$49.2	$32.4	$16.8	52%
Used vehicle retail units:
Used vehicle retail units	20,464	22,988	(2,524)	(11)%

Same Store:
Revenue:
Used vehicle retail revenue	$451.6	$464.2	$(12.6)	(3)%
Used vehicle wholesale revenue	50.7	39.0	11.7	30%
Used vehicle revenue	$502.3	$503.2	$(0.9)	—%
Gross profit:
Used vehicle retail gross profit	$38.3	$31.7	$6.6	21%
Used vehicle wholesale gross profit	4.9	(1.3)	6.2	NM
Used vehicle gross profit	$43.2	$30.4	$12.8	42%
Used vehicle retail units:
Used vehicle retail units	18,815	21,070	(2,255)	(11)%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per used vehicle retailed	$24,795	$21,968	$2,827	13%
Gross profit per used vehicle retailed	$2,116	$1,475	$641	43%
Used vehicle retail gross margin	8.5%	6.7%	1.8%

Same Store:
Revenue per used vehicle retailed	$24,002	$22,031	$1,971	9%
Gross profit per used vehicle retailed	$2,036	$1,505	$531	35%
Used vehicle retail gross margin	8.5%	6.8%	1.7%

Used vehicle revenue increased by $22.6 million (4%) due to a $2.4 million increase in used vehicle retail revenue and a $20.2 million (48%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $0.9 million due to a $12.6 million (3%) decrease in used vehicle retail revenue, partially offset by a $11.7 million (30%) increase in used vehicle wholesale revenue. Total company and same store unit sales both decreased (11%) during the three months ended September 30, 2020.

For the three months ended September 30, 2020, total Company and same store used vehicle retail gross profit margins increased 180 basis points and 170 basis points, respectively. During the third quarter of 2020, the used vehicle market continued to recover from the downturn that occurred towards the end of March through April and benefited from declines in new vehicle inventory availability. The Company's wholesale gross profit and gross margin percentage also benefited from the recovery in the used vehicle market.

Our 35 days of supply of used vehicle inventory as of September 30, 2020, is within our targeted range of 30 to 35 days.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions)
As Reported:
Parts and service revenue	$237.2	$227.6	$9.6	4%
Parts and service gross profit:
Customer pay	84.0	79.8	4.2	5%
Warranty	25.7	22.1	3.6	16%
Wholesale parts	5.8	5.8	—	—%
Parts and service gross profit, excluding reconditioning and preparation	$115.5	$107.7	$7.8	7%
Parts and service gross margin, excluding reconditioning and preparation	48.7%	47.3%	1.4%
Reconditioning and preparation *	$29.8	$33.8	$(4.0)	(12)%
Total parts and service gross profit	$145.3	$141.5	$3.8	3%

Same Store:
Parts and service revenue	$209.0	$214.8	$(5.8)	(3)%
Parts and service gross profit:
Customer pay	74.0	75.8	(1.8)	(2)%
Warranty	21.1	21.1	—	—%
Wholesale parts	5.2	5.4	(0.2)	(4)%
Parts and service gross profit, excluding reconditioning and preparation	$100.3	$102.3	$(2.0)	(2)%
Parts and service gross margin, excluding reconditioning and preparation	48.0%	47.6%	0.4%
Reconditioning and preparation *	$26.8	$31.1	$(4.3)	(14)%
Total parts and service gross profit	$127.1	$133.4	$(6.3)	(5)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $9.6 million (4%) increase in parts and service revenue was due to a $6.8 million (4%) increase in customer pay revenue and a $3.9 million (9%) increase in warranty revenue, partially offset by a $1.1 million (3%) decrease in wholesale parts revenue. Same store parts and service revenue decreased by $5.8 million (3%) to $209.0 million during the three months ended September 30, 2020 from $214.8 million during the three months ended September 30, 2019. The decrease in same store parts and service revenue was due to a $3.3 million (2%) decrease in customer pay revenue, a $1.2 million (3%) decrease in warranty revenue and a $1.3 million (4%) decrease in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $7.8 million (7%) to $115.5 million and same store parts and service gross profit, excluding reconditioning and preparation, decreased by $2.0 million (2%) to $100.3 million. Our parts and service business has been negatively impacted by a combination of people driving fewer miles and customer fears of being more susceptible to contracting COVID-19 in public locations. We continue to focus on increasing our customer pay parts and service revenue over the long-term by upgrading equipment, improving the customer experience, providing market leading benefits to our technicians and capitalizing on our dealership training programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$80.8	$80.6	$0.2	—%
Finance and insurance, net per vehicle sold	$1,795	$1,610	$185	11%

Same Store:
Finance and insurance, net	$75.1	$75.2	$(0.1)	—%
Finance and insurance, net per vehicle sold	$1,830	$1,622	$208	13%
F&I, net revenue increased by $0.2 million during the third quarter of 2020 as compared to the third quarter of 2019 and same store F&I, net revenue decreased by $0.1 million over the same period. We attribute the increase in all stores F&I, net revenue to the 11% increase in F&I PVR, partially offset by a 10% decrease in total retail units.
Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2020	% of Gross Profit	2019	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$106.5	31.7%	$95.1	32.4%	$11.4	(0.7)%
Sales compensation	32.4	9.6%	31.5	10.7%	0.9	(1.1)%
Share-based compensation	2.6	0.8%	3.6	1.2%	(1.0)	(0.4)%
Outside services	21.9	6.5%	21.0	7.2%	0.9	(0.7)%
Advertising	6.3	1.9%	9.9	3.4%	(3.6)	(1.5)%
Rent	8.1	2.4%	6.7	2.3%	1.4	0.1%
Utilities	4.2	1.3%	4.5	1.5%	(0.3)	(0.2)%
Insurance	3.3	1.0%	2.9	1.0%	0.4	—%
Other	21.2	6.3%	26.8	9.2%	(5.6)	(2.9)%
Selling, general, and administrative expense	$206.5	61.5%	$202.0	68.9%	$4.5	(7.4)%
Gross profit	$335.9		$293.1

Same Store:
Personnel costs	$95.0	32.1%	$89.8	32.6%	$5.2	(0.5)%
Sales compensation	29.1	9.8%	29.2	10.6%	(0.1)	(0.8)%
Share-based compensation	2.6	0.9%	3.6	1.3%	(1.0)	(0.4)%
Outside services	19.5	6.6%	19.7	7.2%	(0.2)	(0.6)%
Advertising	5.2	1.8%	9.1	3.3%	(3.9)	(1.5)%
Rent	8.0	2.7%	6.7	2.4%	1.3	0.3%
Utilities	3.8	1.3%	4.2	1.5%	(0.4)	(0.2)%
Insurance	2.7	0.9%	2.5	0.9%	0.2	—%
Other	19.4	6.5%	26.0	9.5%	(6.6)	(3.0)%
Selling, general, and administrative expense	$185.3	62.6%	$190.8	69.3%	$(5.5)	(6.7)%
Gross profit	$295.8		$275.4
SG&A expense as a percentage of gross profit decreased 740 basis points from 68.9% for the third quarter of 2019 to 61.5% for the third quarter of 2020. Same store SG&A expense as a percentage of gross profit decreased 670 basis points, from 69.3% for the third quarter of 2019 to 62.6% over the same period in 2020. The decrease in SG&A as a percentage of gross profit is the result of broad cost cutting measures implemented as a result of the COVID-19 pandemic and higher gross profits on new and used vehicle sales triggered by new vehicle inventory shortages caused by COVID -19 pandemic related production disruptions. Our cost cutting measures significantly reduced controllable expenses, such as advertising and travel. We anticipate our SG&A expense as a percentage of gross profit returning to historic levels in the mid-to-upper 60% range in future quarters.
Other Operating Expense (Income), net —
Other operating expense (income), net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the three months ended September 30, 2020, we recorded an impairment charge of $0.7 million related to property and equipment reflected in Assets held for sale included in the Condensed Consolidated Balance Sheet as of September 30, 2020.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $6.0 million (67%) to $3.0 million during the three months ended September 30, 2020 compared to $9.0 million for the three months ended September 30, 2019, primarily due to lower average new vehicle inventory levels and a decrease in the 30 day LIBOR rate from which our floor plan interest rate is calculated.
Other Interest Expense, net —
The $0.8 million (6%) decrease in other interest expense, net is primarily the result of the interest savings from refinancing our $600.0 million 6% Notes during the first quarter of 2020 with our $280.0 million 4.5% Notes and our $320.0 million 4.75% Notes and a decrease in the 30 day LIBOR rate on unhedged mortgage debt. These decreases were partially offset by an increase in interest expense due to a higher average debt outstanding due to the issuance of the Sellers Notes in connection with the Revised Transaction and the $250.0 million September 2020 offering of the Senior Notes during the three months ended September 30, 2020 as compared to the same period in the prior year.
Income Tax Expense —
The $17.2 million (119%) increase in income tax expense was primarily the result of a $68.4 million (115%) increase in income before income taxes. Our effective tax rate for the three months ended September 30, 2020 was 24.8% compared to 24.4% in the prior comparative period. For 2020, we expect our effective tax rate to approximate 25%.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,541.8	$2,823.9	$(282.1)	(10)%
Used vehicle	1,510.2	1,590.4	(80.2)	(5)%
Parts and service	628.0	669.7	(41.7)	(6)%
Finance and insurance, net	217.8	232.3	(14.5)	(6)%
TOTAL REVENUE	4,897.8	5,316.3	(418.5)	(8)%
GROSS PROFIT:
New vehicle	135.6	114.8	20.8	18%
Used vehicle	117.0	102.8	14.2	14%
Parts and service	380.7	417.4	(36.7)	(9)%
Finance and insurance, net	217.8	232.3	(14.5)	(6)%
TOTAL GROSS PROFIT	851.1	867.3	(16.2)	(2)%
OPERATING EXPENSES:
Selling, general, and administrative	553.4	593.7	(40.3)	(7)%
Depreciation and amortization	29.0	26.7	2.3	9%
Franchise rights impairment	23.0	—	23.0	—%
Other operating expense, net	9.4	1.0	8.4	NM
INCOME FROM OPERATIONS	236.3	245.9	(9.6)	(4)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	14.1	29.7	(15.6)	(53)%
Other interest expense, net	41.7	41.2	0.5	1%
Loss on extinguishment of long-term debt, net	20.6	—	20.6	—%
Gain on dealership divestitures, net	(58.4)	(11.7)	(46.7)	NM
Total other expenses, net	18.0	59.2	(41.2)	(70)%
INCOME BEFORE INCOME TAXES	218.3	186.7	31.6	17%
Income tax expense	53.0	45.9	7.1	15%
NET INCOME	$165.3	$140.8	$24.5	17%
Net income per share—Diluted	$8.56	$7.30	$1.26	17%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2020	2019
REVENUE MIX PERCENTAGES:
New vehicle	51.9%	53.1%
Used vehicle retail	28.0%	27.3%
Used vehicle wholesale	2.9%	2.6%
Parts and service	12.8%	12.6%
Finance and insurance, net	4.4%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	15.9%	13.2%
Used vehicle retail	12.5%	11.8%
Used vehicle wholesale	1.3%	0.1%
Parts and service	44.7%	48.1%
Finance and insurance, net	25.6%	26.8%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.4%	16.3%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	65.0%	68.5%
Total revenue for the nine months ended September 30, 2020 decreased by $418.5 million (8%) compared to the nine months ended September 30, 2019, due to a $282.1 million (10%) decrease in new vehicle revenue, a $80.2 million (5%) decrease in used vehicle revenue, a $41.7 million (6%) decrease in parts and service revenue and a $14.5 million (6%) decrease in F&I, net revenue. The $16.2 million (2%) decrease in gross profit during the nine months ended September 30, 2020 was driven by a $36.7 million (9%) decrease in parts and service gross profit and a $14.5 million (6%) decrease in F&I, net, partially offset by a $14.2 million (14%) increase in used vehicle gross profit and a $20.8 million (18%) increase in new vehicle gross profit.
Income from operations during the nine months ended September 30, 2020 decreased by $9.6 million (4%) compared to the nine months ended September 30, 2019, due to the $16.2 million (2%) decrease in gross profit, a $23.0 million franchise right impairment charge, a $8.4 million increase in other operating expense, net and a $2.3 million (9%) increase in depreciation and amortization expense, partially offset by a $40.3 million (7%) decrease in SG&A expenses.
Total other expenses, net decreased by $41.2 million (70%), primarily as a result of a $46.7 million increase in the gain on dealership divestitures, net during the first nine months of 2020 when compared to the first nine months of 2019, a $15.6 million (53%) decrease in floor plan interest expense, partially offset by a $20.6 million loss on extinguishment of debt and a $0.5 million (1%) increase in other interest expense, net. As a result, income before income taxes increased $31.6 million (17%) to $218.3 million for the nine months ended September 30, 2020. Overall, net income increased by $24.5 million (17%) during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$865.9	$929.8	$(63.9)	(7)%
Import	1,114.1	1,290.4	(176.3)	(14)%
Domestic	561.8	603.7	(41.9)	(7)%
Total new vehicle revenue	$2,541.8	$2,823.9	$(282.1)	(10)%
Gross profit:
Luxury	$62.1	$58.0	$4.1	7%
Import	42.5	31.5	11.0	35%
Domestic	31.0	25.3	5.7	23%
Total new vehicle gross profit	$135.6	$114.8	$20.8	18%
New vehicle units:
Luxury	15,508	16,933	(1,425)	(8)%
Import	37,886	45,697	(7,811)	(17)%
Domestic	13,198	15,006	(1,808)	(12)%
Total new vehicle units	66,592	77,636	(11,044)	(14)%

Same Store:
Revenue:
Luxury	$770.0	$896.1	$(126.1)	(14)%
Import	1,037.5	1,175.3	(137.8)	(12)%
Domestic	484.0	543.4	(59.4)	(11)%
Total new vehicle revenue	$2,291.5	$2,614.8	$(323.3)	(12)%
Gross profit:
Luxury	$53.2	$55.6	$(2.4)	(4)%
Import	38.9	29.1	9.8	34%
Domestic	26.6	22.5	4.1	18%
Total new vehicle gross profit	$118.7	$107.2	$11.5	11%
New vehicle units:
Luxury	13,863	16,293	(2,430)	(15)%
Import	35,457	41,775	(6,318)	(15)%
Domestic	11,487	13,551	(2,064)	(15)%
Total new vehicle units	60,807	71,619	(10,812)	(15)%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per new vehicle sold	$38,170	$36,374	$1,796	5%
Gross profit per new vehicle sold	$2,036	$1,479	$557	38%
New vehicle gross margin	5.3%	4.1%	1.2%

Luxury:
Gross profit per new vehicle sold	$4,004	$3,425	$579	17%
New vehicle gross margin	7.2%	6.2%	1.0%
Import:
Gross profit per new vehicle sold	$1,122	$689	$433	63%
New vehicle gross margin	3.8%	2.4%	1.4%
Domestic:
Gross profit per new vehicle sold	$2,349	$1,686	$663	39%
New vehicle gross margin	5.5%	4.2%	1.3%

Same Store:
Revenue per new vehicle sold	$37,685	$36,510	$1,175	3%
Gross profit per new vehicle sold	$1,952	$1,497	$455	30%
New vehicle gross margin	5.2%	4.1%	1.1%

Luxury:
Gross profit per new vehicle sold	$3,838	$3,413	$425	12%
New vehicle gross margin	6.9%	6.2%	0.7%
Import:
Gross profit per new vehicle sold	$1,097	$697	$400	57%
New vehicle gross margin	3.7%	2.5%	1.2%
Domestic:
Gross profit per new vehicle sold	$2,316	$1,660	$656	40%
New vehicle gross margin	5.5%	4.1%	1.4%
For the nine months ended September 30, 2020, new vehicle revenue decreased by $282.1 million (10%) as a result of a 14% decrease in new vehicle units sold, partially offset by an increase in revenue per new vehicle sold. For the nine months ended September 30, 2020, same store new vehicle revenue decreased by $323.3 million (12%) as the result of a 15% decrease in new vehicle units sold, partially offset by a 3% increase in revenue per unit sold.
For the nine months ended September 30, 2020, new vehicle gross profit and same store new vehicle gross profit increased by $20.8 million (18%) and $11.5 million (11%), respectively. Same store new vehicle gross margin for the nine months ended September 30, 2020 improved 110 basis points to 5.2%.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the nine months ended September 30, 2020 was 14.0 million compared to 17.0 million during the nine months ended September 30, 2019, an 18% decrease. The Company experienced a significant decline in new vehicle sales during the latter half of March through April as a result of the "shelter in place" orders imposed by governmental and other regulatory authorities, in an attempt to curb the spread of COVID-19. New vehicle sales gradually began to rebound in the second quarter of 2020 and continued to strengthen into the third quarter of 2020. Despite the decrease in new vehicle revenue and units sold, we improved our new vehicle gross profit margins by $557 or 120 basis points on a PVR basis for all stores and $455 or 110 basis points on a same stores basis.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,366.0	$1,449.8	$(83.8)	(6)%
Used vehicle wholesale revenue	144.2	140.6	3.6	3%
Used vehicle revenue	$1,510.2	$1,590.4	$(80.2)	(5)%
Gross profit:
Used vehicle retail gross profit	$106.1	$102.2	$3.9	4%
Used vehicle wholesale gross profit	10.9	0.6	10.3	NM
Used vehicle gross profit	$117.0	$102.8	$14.2	14%
Used vehicle retail units:
Used vehicle retail units	59,151	66,330	(7,179)	(11)%

Same Store:
Revenue:
Used vehicle retail revenue	$1,241.9	$1,332.5	$(90.6)	(7)%
Used vehicle wholesale revenue	127.5	130.2	(2.7)	(2)%
Used vehicle revenue	$1,369.4	$1,462.7	$(93.3)	(6)%
Gross profit:
Used vehicle retail gross profit	$95.7	$95.4	$0.3	—%
Used vehicle wholesale gross profit	9.9	0.8	9.1	NM
Used vehicle gross profit	$105.6	$96.2	$9.4	10%
Used vehicle retail units:
Used vehicle retail units	54,299	60,826	(6,527)	(11)%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per used vehicle retailed	$23,093	$21,857	$1,236	6%
Gross profit per used vehicle retailed	$1,794	$1,541	$253	16%
Used vehicle retail gross margin	7.8%	7.0%	0.8%

Same Store:
Revenue per used vehicle retailed	$22,872	$21,907	$965	4%
Gross profit per used vehicle retailed	$1,762	$1,568	$194	12%
Used vehicle retail gross margin	7.7%	7.2%	0.5%
Used vehicle revenue decreased by $80.2 million (5%) due to an $83.8 million (6%) decrease in used vehicle retail revenue, partially offset by a $3.6 million (3%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $93.3 million (6%) due to a $90.6 million (7%) decrease in used vehicle retail revenue, and a $2.7 million (2%) decrease in used vehicle wholesale revenues.
For the nine months ended September 30, 2020, gross profit margins increased by 80 basis points to 7.8%. Similar to new vehicles, used vehicle retail sales experienced a significant decline during the second half of March and into April as a result of the COVID-19 pandemic, but steadily started to improve in May and June and continued to do so in the third quarter of 2020. While we saw a reduction in used vehicle revenue on an all and same store basis, an increased demand for used vehicles resulted in an improvement in used vehicle gross profit margins. Used vehicle gross profit margins increased for the nine months ended September 30, 2020 by $14.2 million on an all store basis and $9.4 million on a same store basis as compared to the nine months ended September 30, 2019.
Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions)
As Reported:
Parts and service revenue	$628.0	$669.7	$(41.7)	(6)%
Parts and service gross profit:
Customer pay	216.1	236.9	(20.8)	(9)%
Warranty	65.7	66.1	(0.4)	(1)%
Wholesale parts	15.6	17.6	(2.0)	(11)%
Parts and service gross profit, excluding reconditioning and preparation	$297.4	$320.6	$(23.2)	(7)%
Parts and service gross margin, excluding reconditioning and preparation	47.4%	47.9%	(0.5)%
Reconditioning and preparation *	$83.3	$96.8	$(13.5)	(14)%
Total parts and service gross profit	$380.7	$417.4	$(36.7)	(9)%

Same Store:
Parts and service revenue	$571.0	$628.8	$(57.8)	(9)%
Parts and service gross profit:
Customer pay	197.1	224.3	(27.2)	(12)%
Warranty	56.8	62.7	(5.9)	(9)%
Wholesale parts	14.4	16.1	(1.7)	(11)%
Parts and service gross profit, excluding reconditioning and preparation	$268.3	$303.1	$(34.8)	(11)%
Parts and service gross margin, excluding reconditioning and preparation	47.0%	48.2%	(1.2)%
Reconditioning and preparation *	$76.9	$88.9	$(12.0)	(13)%
Total parts and service gross profit	$345.2	$392.0	$(46.8)	(12)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $41.7 million (6%) decrease in parts and service revenue was primarily due to a $26.5 million (6%) decrease in customer pay revenue, a $3.7 million (3%) decrease in warranty revenue and an $11.5 million (12%) decrease in wholesale parts revenue. Same store parts and service revenue decreased by $57.8 million (9%) from $628.8 million for the nine months ended September 30, 2019 to $571.0 million for the nine months ended September 30, 2020. The decrease in same store parts and service revenue was due to a $36.8 million (9%) decrease in customer pay revenue, an $11.1 million (9%) decrease in warranty revenue and a $9.9 million (11%) decrease in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, decreased by $23.2 million (7%) to $297.4 million, and same store gross profit, excluding reconditioning and preparation, decreased by $34.8 million (11%) to $268.3 million. The parts and service business was negatively impacted by "shelter in place" orders issued in response to the COVID-19 pandemic but has shown continual improvement as restrictions began to ease. In addition, for a portion of the nine months ended September 30, 2020, the Company provided wage guarantees to certain skilled technicians which has negatively impacted the parts and service gross margin.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$217.8	$232.3	$(14.5)	(6)%
Finance and insurance, net per vehicle sold	$1,732	$1,614	$118	7%

Same Store:
Finance and insurance, net	$202.2	$215.6	$(13.4)	(6)%
Finance and insurance, net per vehicle sold	$1,757	$1,628	$129	8%
F&I revenue, net decreased $14.5 million (6%) during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019, and same store F&I revenue, net decreased by $13.4 million (6%) over the same period. F&I revenue, net was negatively impacted by the decrease in new and used retail unit sales as a result of the COVID-19 pandemic. For the nine months ended September 30, 2020, the Company was able to improve the F&I PVR by $118 per unit (7%) over the comparable prior year period.

Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2020	% of Gross Profit	2019	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$273.3	32.1%	$282.2	32.5%	$(8.9)	(0.4)%
Sales compensation	84.6	9.9%	90.7	10.5%	(6.1)	(0.6)%
Share-based compensation	9.2	1.1%	10.4	1.2%	(1.2)	(0.1)%
Outside services	60.3	7.1%	61.4	7.1%	(1.1)	—%
Advertising	17.9	2.1%	27.7	3.2%	(9.8)	(1.1)%
Rent	20.8	2.4%	20.3	2.3%	0.5	0.1%
Utilities	11.6	1.4%	12.5	1.4%	(0.9)	—%
Insurance	12.0	1.4%	10.5	1.2%	1.5	0.2%
Other	63.7	7.5%	78.0	9.1%	(14.3)	(1.6)%
Selling, general, and administrative expense	$553.4	65.0%	$593.7	68.5%	$(40.3)	(3.5)%
Gross profit	$851.1		$867.3

Same Store:
Personnel costs	$249.6	32.3%	$265.0	32.7%	$(15.4)	(0.4)%
Sales compensation	77.0	10.0%	83.7	10.3%	(6.7)	(0.3)%
Share-based compensation	9.2	1.2%	10.4	1.3%	(1.2)	(0.1)%
Outside services	55.2	7.2%	57.1	7.0%	(1.9)	0.2%
Advertising	14.8	1.9%	25.3	3.1%	(10.5)	(1.2)%
Rent	20.5	2.7%	20.1	2.5%	0.4	0.2%
Utilities	10.7	1.4%	11.6	1.4%	(0.9)	—%
Insurance	10.5	1.4%	9.1	1.1%	1.4	0.3%
Other	$60.2	7.7%	$74.5	9.3%	(14.3)	(1.6)%
Selling, general, and administrative expense	$507.7	65.8%	$556.8	68.7%	$(49.1)	(2.9)%
Gross profit	$771.7		$811.0
SG&A expense as a percentage of gross profit decreased 350 basis points from 68.5% for the nine months ended September 30, 2019 to 65.0% for the nine months ended September 30, 2020 while same store SG&A expense as a percentage of gross profit decreased 290 basis points to 65.8% over that same period. The decrease in SG&A as a percentage of gross profit during the nine months ended September 30, 2020, is primarily the result of broad cost cutting measures implemented during the early stages of the pandemic that continued through the third quarter of 2020 in response to the downturns in the business caused by the COVID-19 pandemic. Our SG&A as a percentage of gross profit also benefited from higher gross profits on new and used vehicle sales triggered by new vehicle inventory shortages caused by COVID -19 pandemic related production disruptions.
Franchise Rights Impairment —
During the nine months ended September 30, 2020, we recorded a franchise rights impairment charge of $23.0 million. As a result of the COVID-19 pandemic, we performed a quantitative impairment analysis of certain franchise rights assets and determined that their carrying values exceeded their fair value by $23.0 million as of March 31, 2020. There was no impairment recorded during the three months ended June 30, 2020 or September 30, 2020.
Other Operating Expense, net —
Other operating expense, net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the nine months ended September 30, 2020, the Company recorded other operating expense, net of $9.4 million, which included an $11.6 million charge related to the termination of the 2019 Acquisition, a $0.7 million impairment charge related to property and equipment reflected in Assets held for sale partially offset by a $2.1 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate. Included in the $1.0 million of other operating expense, net for the nine months ended September 30, 2019, was a $2.4 million pre-tax loss related to the write-off of fixed assets, partially offset by $1.4 million, net of other non-core operating income.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $15.6 million (53%) to $14.1 million during the nine months ended September 30, 2020 compared to $29.7 million during the nine months ended September 30, 2019 primarily as a result of a decrease in LIBOR from which our floor plan interest rate is calculated and lower new vehicle inventory levels.

Loss on Extinguishment of Debt, net —

On March 4, 2020, the Company redeemed its $600 million 6% Notes scheduled to mature in 2024 at 103% of par, plus accrued and unpaid interest. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the write-off of the unamortized premium and debt issuance costs totaling $1.1 million.

As a result of the termination of the 2019 Acquisition, the Company delivered a notice of special mandatory redemption to holders of its Existing 2028 Notes and Existing 2030 Notes pursuant to which it would redeem on a pro rata basis (1) $245.0 million of the Existing 2028 Notes and (2) $280.0 million of the Existing 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to, but excluding the special mandatory redemption date. On March 30, 2020, the Company completed the redemption and recorded a write-off of unamortized debt issuance costs of $1.5 million.
Gain on Dealership Divestitures, net —
During the nine months ended September 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market. We also sold one franchise (one dealership location) in the Greenville, South Carolina market. The Company recorded a net pre-tax gain totaling $58.4 million. During the nine months ended September 30, 2019, we sold one franchise (one dealership location) and one collision center in the Houston, Texas market resulting in a pre-tax gain of $11.7 million.
Income Tax Expense —
The $7.1 million (15%) increase in income tax expense was primarily the result of a $31.6 million (17%) increase in income before income taxes and was further reduced by an excess tax benefit related to the vesting of share-based awards. Our effective tax rate for the nine months ended September 30, 2020 was 24.3% compared to 24.6% in the prior comparative period.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2020, we had total available liquidity of $384.9 million, which consisted of $4.1 million of cash and cash equivalents, $39.8 million of available funds in our floor plan offset accounts, $237.3 million of availability under our revolving credit facility, and $103.7 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of September 30, 2020, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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
On March 24, 2020, the Company delivered notice to the sellers terminating the 2019 Asset Purchase Agreement and the Real Estate Purchase Agreement in exchange for the payment of $10.0 million of liquidated damages.
In connection with the termination of the Transaction Agreements:

•The Company delivered a notice of special mandatory redemption to holders of its $525.0 million aggregate principal amount of Existing 2028 Notes and $600.0 million aggregate principal amount of Existing 2030 Notes pursuant to which it redeemed on a pro rata basis (1) $245.0 million of the Existing 2028 Notes and (2) $280.0 million of the Existing 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to, but excluding the special mandatory redemption date.

•The Company did not consummate the transactions contemplated by, or incur indebtedness in connection with, the new real estate term loan credit agreement, dated as of February 7, 2020, by and among various financial institutions party thereto, certain of the Company’s subsidiaries and Bank of America, N.A. ("Bank of America").

•The amendments to the Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among the Company, certain of its subsidiaries, Bank of America and the other lenders thereto (the "2019 Senior Credit Agreement") to (1) increase the aggregate commitments under the revolving credit facility to $350.0 million, (2) increase the aggregate commitments under the new vehicle floorplan facility to $1.35 billion and (3) increase the aggregate commitments under the used vehicle floorplan facility to $200.0 million did not become effective.

•The amended and restated commitment letter, by and among the Company, Bank of America, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association terminated in accordance with its terms on April 15, 2020.

We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, please refer to Note 13 "Long-Term Debt" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
•2019 Senior Credit Facility — On September 25, 2019, the Company and certain of its subsidiaries entered into the third amended and restated credit agreement with Bank of America, as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). The 2019 Senior Credit Agreement provides for the following:
Revolving Credit Facility —A $250.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. In addition, we had $12.7 million in outstanding letters of credit as of September 30, 2020, resulting in $237.3 million additional borrowing availability as of September 30, 2020.
New Vehicle Floor Plan Facility — A $1.04 billion New Vehicle Floor Plan Facility. In connection with the New Vehicle Floor Plan Facility, we established an account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experienced a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of September 30, 2020, we had $585.2 million, which is net of $33.1 million in our floor plan offset account, outstanding under the New Vehicle Floor Plan Facility.
Used Vehicle Floor Plan Facility —A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. We began the year with nothing drawn on our used vehicle floor plan facility. During the nine months ended September 30, 2020, we had borrowings of $220.0 million and a $170.0 million repayment resulting in outstanding borrowings of $50.0 million on our Used Vehicle Floor Plan Facility as of September 30, 2020. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $103.7 million based on our borrowing base calculation as of September 30, 2020.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities —We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 to extend the maturity date to July 31, 2021. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of September 30, 2020, we had $66.2 million, which included $5.8 million classified as Liabilities associated with assets held for sale and is net of $6.7 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $129.4 million outstanding under facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
•The New Senior Notes—On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million aggregate principal amount of the Existing 2028 Notes and $600.0 million aggregate principal amount of the Existing 2030 Notes. The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The New Senior Notes were offered, together with additional borrowings and cash on hand, to (i) fund, if consummated, the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of 6.0% Senior Subordinated Notes due 2024 (the "6.0% Notes") and (iii) pay fees and expenses in connection with the foregoing.
On March 24, 2020, the Company delivered notice to the sellers terminating the 2019 Asset Purchase Agreement and the Real Estate Purchase Agreement. As a result, the Company redeemed $245.0 million aggregate principal million of the Existing 2028 Notes and $280.0 million aggregate principal amount of the Existing 2030 Notes (the "Mandatory Redemption Amount") on a pro rata basis in proportion to the aggregate principal amount of each series of Notes at a redemption price equal to 100% of the Mandatory Redemption Amount, plus accrued and unpaid interest on March 30, 2020.
In September 2020, the Company completed an add-on issuance of $250.0 million aggregate principal amount of Notes consisting of $125.0 million aggregate principal amount of Additional 2028 Notes at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of Additional 2030 Notes at a price of 101.75% of par, plus accrued interest from September 1, 2020 (the "September 2020 Offering"). After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from this offering. The $3.5 million premium paid by the initial purchasers of the Notes was recorded as a component of long-term debt on our Condensed Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the Notes. The proceeds of the September 2020 offering were used to redeem the Seller Notes issued in connection with the Revised Transaction.
The Notes of each series are guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and future restricted subsidiaries, with certain exceptions. In addition, the Notes are subject to customary covenants, events of default and optional redemption revisions. The Notes are required to be registered under the Securities Act of

1933 within 270 days of the closing date for the offering of the Notes. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
•Seller Notes — The Seller Notes comprised $150.0 million in aggregate principal amount of 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of 4.00% promissory note due February 2022 and were issued on August 24, 2020 in conjunction with the Revised Transaction. In September 2020, the Company redeemed the Seller Notes with the proceeds of the September 2020 Offering of Senior Notes.
•6.0% Senior Subordinated Notes due 2024 — In connection with the issuance of the Existing 2028 Notes and Existing 2030 Notes, on March 4, 2020, we redeemed all of our 6.0% Notes at 103% of par, plus accrued and unpaid interest up to, but excluding, the date of redemption.
•Mortgage notes — As of September 30, 2020, we had $97.6 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.
•2013 BofA Real Estate Facility— On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A. ("Bank of America"), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of September 30, 2020, we had $34.2 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement.

•2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (as amended, restated or supplemented from time to time, the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of September 30, 2020, the outstanding balance under this agreement was $67.4 million, which includes $5.1 million classified as Liabilities associated with assets held for sale. There is no further borrowing availability under this agreement.

•2018 Bank of America Facility —On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of September 30, 2020, we had $85.4 million of outstanding borrowings under the 2018 Bank of America Facility.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of September 30, 2020, we had $99.9 million, which includes $11.5 million classified as Liabilities associated with assets held for sale, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under this agreement.
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2020.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements. Our 2019 Senior Credit Facility and our indenture governing our 4.5% and 4.75% Notes permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of September 30, 2020, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time.
During the nine months ended September 30, 2020, we did not repurchase any shares, of our common stock under the Repurchase Program. As of September 30, 2020, we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
During the three and nine months ended September 30, 2020, we repurchased 140 and 56,607 shares, of our common stock for $14.6 thousand and $5.2 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Nine Months Ended September 30,
	2020	2019
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$625.2	$347.7
New vehicle floor plan borrowings —non-trade, net	(207.4)	(179.4)
Cash provided by operating activities, as adjusted	$417.8	$168.3
Operating Activities—
Net cash provided by operating activities totaled $625.2 million and $347.7 million, for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by operating activities, as adjusted, totaled $417.8 million and $168.3 million for the nine months ended September 30, 2020 and 2019, respectively.
The $249.5 million increase in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily the result of an increase in accounts payable and other current liabilities of $72.6 million, a $20.4 million increase in other current assets, a $90.1 million increase related to the change in inventory, net of floor plan borrowings, an $18.5 million increase related to the lower balances of accounts receivable and contracts-in-transit around the period end and an increase in non-cash adjustments to net income of $16.5 million.
Investing Activities—
Net cash used in investing activities totaled $818.1 million for the nine months ended September 30, 2020 compared to cash used of $206.2 million, for the nine months ended September 30, 2019. Capital expenditures, excluding the purchase of real estate, were $27.5 million and $28.7 million for the nine months ended September 30, 2020 and 2019, respectively. We expect that capital expenditures for 2020 will total approximately $27.6 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the nine months ended September 30, 2020, we acquired substantially all of the assets of, and leased the real property related to 12 new vehicle dealership franchises (8 dealership locations), two collision centers and an auto auction comprising the Park Place Dealership group for a purchase price of $889.9 million. We funded this acquisition with $527.4 million of cash, $200.0 million of Seller Notes, $127.5 million of floor plan borrowings for the purchase of the related new vehicle inventory and $35.0 million of floor plan borrowings for the purchase of the related used vehicle inventory. We also acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a purchase price of $63.6 million. We funded these acquisitions with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $2.5 million of purchase price holdbacks related to a prior year acquisition.
During the nine months ended September 30, 2019, we acquired the assets of nine franchises (five dealership locations) and one collision center in the Indianapolis, Indiana market and one franchise (one dealership location) in the Denver, Colorado market for a purchase price of $210.4 million. We funded these acquisitions with an aggregate $153.9 million of cash, $55.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.2 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $0.8 million of purchase price holdbacks related to a prior year acquisition
During the nine months ended September 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and one franchise (one dealership location) in the Greenville, South Carolina market for an aggregate purchase price of $161.6 million. In addition, during the nine months ended September 30, 2020, we received cash proceeds of $4.2 million, from the sale of vacant properties. The assets and liabilities related to the aforementioned divestitures, excluding the Lexus Greenville divestiture, were included in Assets held for sale and Liabilities associated with assets held for sale as of December 31, 2019.
During the nine months ended September 30, 2020 and 2019, purchases of real estate, including previously leased real estate, totaled $2.3 million and $14.1 million, respectively.

As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash provided by financing activities totaled $193.5 million for the nine months ended September 30, 2020. Net cash used in financing activities totaled $148.0 million for the nine months ended September 30, 2019.
During the nine months ended September 30, 2020 and 2019, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.84 billion and $3.12 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with a divestiture, of $3.00 billion and $3.27 billion, respectively.
During the nine months ended September 30, 2020 and 2019, we had floor plan borrowings of $131.6 million and $55.3 million, respectively, related to acquisitions.
During the nine months ended September 30, 2020 and 2019, we had non-trade floor plan repayments associated with divestitures of $55.3 million and $14.1 million, respectively.
Repayments of borrowings totaled $1.60 billion and $12.0 million, for the nine months ended September 30, 2020 and 2019, respectively. In addition, payments of debt issuance costs totaled $3.1 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, we had proceeds of $7.3 million related to a sale and leaseback of real estate in Plano, Texas.
During the nine months ended September 30, 2020, we did not repurchase any shares of our common stock under our Repurchase Program but repurchased 56,607 shares of our common stock for $5.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $684.1 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of September 30, 2020, a 100 basis point change in interest rates could result in a change of as much as $6.8 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2020 and 2019 by $29.4 million and $30.7 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have four interest rate swap agreements. Two swap agreements were entered into in July 2020. These swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR. The following table provides information on the attributes of each swap as of September 30, 2020:

Inception Date	Notional Principal Amount	Notional Value	Maturity Value	Maturity Date
	(In millions)	(In millions)	(In millions)
July 2020	$93.5	$93.1	$50.6	December 2028
July 2020	$85.5	$85.5	$57.3	November 2025
June 2015	$100.0	$75.9	$53.1	February 2025
November 2013	$75.0	$49.9	$38.7	September 2023
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.
Risks Related to the Business
The novel coronavirus disease (COVID-19) global pandemic had and/or is expected to have a material adverse impact on our business, financial condition and results of operations.
The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic will have a material adverse impact on our business, our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, such as our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on uncertain and unpredictable future developments, including the duration and scope of the pandemic.
As a result of the COVID-19 global pandemic, and in response to government mandates or recommendations, such as "shelter-in-place" and self-quarantines, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we have modified our business practices, to include implementing reduced hours at certain of our dealerships, implementing social distancing plans, restricting employee travel, limiting physical participation in meetings, and cancelling events and industry and other conferences. As a result of the government mandates and recommendations, our dealerships, including our parts and services businesses, may not operate at capacity, resulting in a loss of sales and profits. Additionally, the closures of, and/or reduced availability of services from the department of motor vehicles in various states have and may continue to have an adverse effect on our ability to obtain license plates for our fleet and our customers and perfect liens on sold vehicles, as well as on our customers' ability to obtain valid driver licenses. All of these factors present challenges to our operations, which could adversely affect our business, results of operations and financial condition. We are presently considered an essential business, but we may face future operational restrictions or challenges that may limit operations or require us to further restrict access to or close dealerships due to, among other factors, evolving governmental restrictions, including public health directives, quarantine policies, social distancing measures or positive diagnoses for COVID-19 among our employees at certain dealership locations.
Any significant reduction in consumer visits to, or spending at, our dealerships caused by COVID-19, would result in a loss of sales and profits and other material adverse effects. Self-quarantine or "shelter-in-place" mandates may reduce customer visits to our dealerships. We also expect consumer fears about contracting the virus to continue, which may further reduce traffic to our dealerships. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 global pandemic. For example, COVID-19 has resulted in employee furloughs and increased unemployment across the United States, thereby reducing consumer demand for our products and services, as well as the number of consumers who would qualify for an extension of credit for a vehicle purchase or a lease, either on favorable terms or at all. All of these factors may negatively impact sales and profitability.
Our profitability is, to a great extent, dependent on various aspects of vehicle manufacturers' operations. As a result of COVID-19, certain vehicle manufacturers and other suppliers have ceased or slowed production of new vehicles, parts and other supplies. We cannot predict with any certainty how long these production slowdowns in the automotive retail industry will persist and when normalized production will resume at these manufacturers. This disruption in our supply network has negatively impacted, and will continue to impact, our ability to maintain a desirable mix of popular new vehicles and parts that consumers demand at the time and in the volumes desired, all of which would adversely impact our revenues. While the supply disruption has reduced unit sales, it has also positively impacted our gross profit per vehicle. There can be no assurance that this increase in gross profit will continue as inventory levels normalize, or at all.
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. Goodwill and franchise rights are subject to impairment assessments at least annually or more frequently when events or changes in circumstances indicate that an impairment may have occurred. The effects of the COVID-19 global pandemic on the operating results of our business have resulted in a $23.0 million non-cash impairment charge related to our intangible manufacturer franchise rights assets in the first quarter of 2020. We may be required to record additional impairment charges if the COVID-19 global pandemic continues, and we cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge could have an adverse effect on our results of operations and stockholders' equity.
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
As information regarding the duration and severity of the COVID-19 global pandemic is rapidly evolving, the extent of its impact on our business is highly uncertain and difficult to predict. At this time, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or the overall impact it may have on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of increased unemployment and any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described below and could materially adversely affect our business, financial condition, results of operations and/or stock price.
For more information on the impact of the COVID-19 global pandemic on our business, financial condition and results of operations, see "Impact of COVID-19 on our Business" contained in this report.
The Revised Transaction creates numerous risks and uncertainties which could adversely affect our business and results of operations.
After consummation of the Revised Transaction, we will have significantly more sales, assets and employees than we did prior to the Revised Transaction. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business with that of the Park Place Dealership group. There is a significant degree of difficulty and management involvement inherent in that process.

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

•attracting and retaining the necessary personnel associated with the business of the Park Place Dealership group;

•creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.
As a private company, the Park Place Dealership group was not required to obtain an audit of its internal control over financial reporting or otherwise have such internal control assessed, except to the extent required in connection with audits pursuant to GAAP; however, following the consummation of the Revised Transaction, the financial systems of the Park Place Dealership group are being integrated into our financial systems and subject to the internal control audit required with respect to the Company as a public company.
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
There can be no assurance that we will be able or realize the anticipated cost savings or operational improvements from the Revised Transaction in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. We are implementing a series of cost savings initiatives at the combined Company that we expect to result in recurring, annual run-rate cost savings. We expect to incur one-time, non-recurring costs to achieve such synergies.
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
As part of the Revised Transaction, we assumed certain liabilities of the Park Place Dealership group. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into the Park Place Dealership group. In addition, as the Park Place Dealership group is integrated, we may learn additional information about the Park Place Dealership group, such as unknown or contingent liabilities or other issues relating to the operations of the Park Place Dealership group. Any such liabilities or issues, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations. Under the Revised Asset Purchase Agreement, the sellers will be liable for certain breaches of representations, warranties and covenants but our recovery may be contingent upon the aggregate damages arising out of any such breaches exceeding specified dollar thresholds and is subject to other time-based and monetary-based limitations. Accordingly, we may not be able to enforce certain claims against the sellers with respect to liabilities of the Park Place Dealership group.
The automotive retail industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business, our ability to to implement our strategy and our results of operations.
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
Historically, we have generated most of our revenue through new vehicle sales, and new vehicle sales also tend to lead to sales of higher-margin products and services, such as finance and insurance products and vehicle-related parts and service. As a result, our profitability is dependent to a great extent on various aspects of vehicle manufacturers’ operations, many of which are outside of our control. Our ability to sell new vehicles is dependent on manufacturers’ ability to design and produce, and willingness to allocate and deliver to our dealerships, a desirable mix of popular new vehicles that consumers demand. Popular vehicles may often be difficult to obtain from manufacturers for a number of reasons, including the fact that manufacturers generally allocate their vehicles to dealerships based on sales history and capital expenditures associated with such dealerships. Further, if a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles or produces vehicles that do not comply with applicable laws or government regulations, and we own dealerships which sell that manufacturer’s vehicles, our revenues from those dealerships could be adversely affected as consumers shift their vehicle purchases away from that brand.
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse, to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer’s ability to produce vehicles. For the nine months ended September 30, 2020, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
American Honda Motor Co., Inc. (Honda and Acura)	22%
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	21%
Ford Motor Company (Ford and Lincoln)	9%
Nissan North America, Inc. (Nissan and Infiniti)	8%
Mercedes-Benz USA, LLC (Mercedes-Benz, smart and Sprinter)	8%
BMW of North America, LLC (BMW and Mini)	6%
Similar to automotive retailers, vehicle manufacturers may be affected by the long-term U.S. and international economic climate. In addition, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell, many of which are outside of our control, including: (i) changes in their respective financial condition; (ii) changes in their respective marketing efforts; (iii) changes in their respective reputation; (iv) manufacturer and other product defects, including recalls; (v) changes in their respective management; (vi) disruptions in the production and delivery of vehicles and parts due to natural disasters or other reasons; and (vii) issues with respect to labor relations. Our business is highly dependent on consumer demand and brand preferences for our manufacturers’ products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope. Manufacturer recall campaigns could adversely affect our new and used vehicle sales or customer residual trade-in valuations, could cause us to temporarily remove vehicles from our inventory, could force us to incur increased costs, and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Vehicle manufacturers that produce vehicles outside of the U.S. are subject to additional risks including changes in quotas, tariffs or duties, fluctuations in foreign currency exchange rates, regulations governing imports and the costs related thereto, and foreign governmental regulations.
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
Furthermore, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of vehicle and parts inventories to us or our manufacturing partners. For example, in early 2020, the outbreak of a novel coronavirus in Wuhan, China led to quarantines of a significant number of Chinese cities and widespread disruptions to travel and economic activity in that region and other countries. Until such time as the coronavirus is contained, the outbreak may lead to quarantines of additional cities or regions, including cities or regions in the United States, which may lead us to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of our customers to visit our stores to purchase products or service their vehicles and (iii) overall health of our labor force. At this time, it is unclear what effect, if any, the outbreak and resulting disruptions may have on the automotive manufacturing vehicle and parts supply chain, the health of our labor force and the ability and willingness of our customers to visit our stores to purchase products or service their vehicles. Such disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our outstanding indebtedness, ability to incur additional debt and the provisions in the agreements governing our debt, and certain other agreements, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
As of September 30, 2020, after giving effect to the Revised Transaction, the issuance of all of the original notes, the special mandatory redemption of a portion of the existing notes and the Additional Notes offering and its use of proceeds, we have total debt of $1,234.6 million, which excludes total floor plan notes payable of $695.6 million and debt issuance costs. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred.
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
In addition to our ability to incur additional debt in the future, there are operating and financial restrictions and covenants, such as leverage covenants, in certain of our debt and mortgage agreements, including the agreement governing our 2019 Senior Credit Facility and our mortgage agreements and related mortgage guarantees, as well as certain other agreements to which we are a party that may adversely affect our ability to finance our future operations or capital needs or to pursue certain business activities. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances and make certain payments (including dividends and repurchases of our common stock and for investments). Certain of these agreements also require us to maintain compliance with certain financial ratios.
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
In addition to the financial and other covenants contained in our various debt or mortgage agreements, certain of our lease agreements contain covenants that give our landlords the right to terminate the lease, seek significant cash damages, or evict us from the applicable property, if we fail to comply. Similarly, our failure to comply with any financial or other covenants in any of our framework agreements, would give the relevant manufacturer certain rights, including the right to reject proposed acquisitions, and may give it the right to repurchase its franchises from us. Events that give rise to such rights, and our inability to acquire additional dealerships or the requirement that we sell one or more of our dealerships at any time, could inhibit the growth of our business, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Manufacturers may also have the right to restrict our ability to provide guarantees of our operating companies, pledges of the capital stock of our subsidiaries and liens on our assets, which could materially adversely affect our ability to obtain financing for our business and operations on favorable terms or at desired levels, if at all.
The occurrence of any one of these events may limit our ability to take strategic actions that would otherwise enable us to manage our business, in a manner in which we otherwise would, absent such limitations, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Our business, financial condition and results of operations may be materially adversely affected by increases in interest rates.
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of September 30, 2020, each one percent increase in market interest rates would increase our total annual interest expense by as much as $6.8 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
Our vehicle sales, financial condition and results of operations may be materially adversely affected by changes in costs or availability of consumer financing.
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
We do not have any cost advantage over other retailers in purchasing new vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation, strong local branding and dealership location to sell new vehicles. Because our dealer agreements only grant us a non-exclusive right to sell a manufacturer’s product within a specified market area, our revenues, gross profit and overall profitability may be materially adversely affected if competing dealerships expand their market share. Further, our vehicle manufacturers may decide to award additional franchises in our markets in ways that negatively impact our sales.
The internet has become a significant part of the advertising and sales process in our industry. Customers are using the internet to shop, and compare prices, for new and used vehicles, automotive repair and maintenance services, finance and insurance products and other automotive products. If we are unable to effectively use the internet to attract customers to our own on-line channels and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about us or any of our stores, could damage our reputation and brand names, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, if one or more companies are permitted to circumvent the state franchise laws of several states in the United States thereby permitting them to sell their new vehicles without the requirements of establishing a dealer network, they may be able to have a competitive advantage over the traditional dealers, which could have a material adverse effect on our sales in those states.
We are dependent upon our relationships with the manufacturers of vehicles that we sell and are subject to restrictions imposed by, and significant influence from, these vehicle manufacturers. Any of these restrictions or any changes or deterioration of these relationships could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent on our relationships with the manufacturers of the vehicles we sell, which have the ability to exercise a great deal of control and influence over our day-to-day operations, as a result of the terms of our dealer, framework and related agreements. We may obtain new vehicles from manufacturers, service vehicles, sell new vehicles and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. The terms of these agreements may conflict with our interests and objectives and may impose limitations on key aspects of our operations, including acquisition strategy and capital spending.
For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness and customer satisfaction, and require us to obtain manufacturer consent before we can acquire dealerships selling a manufacturer’s automobiles. From time to time, we may be precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at our existing stores (with respect to matters such as sales volume, customer satisfaction and sales effectiveness) until our performance improves in accordance with the agreements, subject to applicable state franchise laws. In addition, many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own and certain manufacturers place limits on the number of franchises or share of total brand vehicle sales that may be maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets. If we reach any of these limits, we may be prevented from making further acquisitions, or we may be required to dispose of certain dealerships, which could adversely affect our future growth. We cannot provide assurance that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.
In addition, certain manufacturers use a dealership’s manufacturer-determined customer satisfaction index ("CSI") score as a factor governing participation in incentive programs. To the extent we do not meet minimum score requirements, our future payments may be materially reduced or we may be precluded from receiving certain incentives, which could materially adversely affect our business, financial condition, results of operations and cash flows.
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
If vehicle manufacturers reduce or discontinue sales incentive, warranty or other promotional programs, our financial condition, results of operations and cash flows may be materially adversely affected.
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
We depend on the efficient operation of our information systems and those of our third-party service providers. We rely on information systems at our dealerships in all aspects of our sales and service efforts, as well in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on a common dealer management system ("DMS"). Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent any of these systems become unavailable to us or fail to perform as designed for an extended period of time or (ii) our relationship with our DMS provider or any other third-party provider deteriorates. Additionally, any disruption to access and connectivity of our information systems due to natural disasters, power loss or other reasons could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.
Additionally, in the ordinary course of business, we and our partners receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. The regulatory environment surrounding information security and privacy is increasingly demanding, with numerous state and federal regulations, as well as payment card industry and other vendor standards, governing the collection and maintenance of PII from consumers and other individuals. We believe the automotive dealership industry is a particular target of identity thieves, as there are numerous opportunities for a data security breach, including cybersecurity breaches, burglary, lost or misplaced data, scams, or misappropriation of data by employees, vendors or unaffiliated third parties. Because of the increasing number and sophistication of cyber-attacks, and despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism and/or other events. Alleged or actual data security breaches can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, results of operations, financial condition, cash flows, reputation and prospects could suffer.
The automotive retail industry, including our facilities and operations, is subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales, leasing, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. In addition, with respect to employment practices, we are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. The violation of the laws or regulations to which we are subject could result in administrative, civil, or criminal sanctions against us, which may include a cease and desist order against the subject operations or even revocation or suspension of our license to operate the subject business, as well as significant fines and penalties. Violation of certain laws and regulations to which we are subject may also subject us to consumer class action or other lawsuits or governmental investigations and adverse publicity. We currently devote significant resources to comply with applicable federal, state, and local regulation of health, safety, environmental, zoning and land use regulations, and we may need to spend additional time, effort, and money to keep our operations and existing or acquired facilities in compliance therewith.
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
The Dodd-Frank Act, which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau ("CFPB"), an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB possesses supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Dodd-Frank Act also provided the Federal Trade Commission ("FTC") with new and expanded authority regarding automotive dealers. Since then, the FTC has been gathering information on consumer protection issues through roundtables, public comments and consumer surveys. The FTC may exercise its additional rule-making authority to expand consumer protection regulations relating to the sale, financing and leasing of motor vehicles. In 2014, the FTC implemented an enforcement initiative relating to the advertising practices of automotive dealers. In connection therewith, in May 2016, we signed a consent order with the FTC to settle allegations that in certain instances our advertisements did not adequately disclose information about used vehicles with open safety recalls. Under the consent order, we did not agree to make any payments or admit wrong-doing, but we did agree to make certain disclosures in marketing materials and at the point of sale and comply with certain record-keeping obligations.
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
Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of solid and hazardous wastes, investigation and remediation of contamination. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs to comply with such federal and state statutes. In addition, we may become subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. For such potential liabilities, we believe we are entitled to indemnification from other entities. However, we cannot provide assurance that such entities will view their obligations as we do or will be able or willing to satisfy them. We may have indemnity obligations for liabilities relating to contamination at our currently or formerly owned and/or operated facilities as part of the acquisition or divestiture of certain properties in the ordinary course of business. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
We use a combination of insurance and self-insurance for health care plans. We record expenses under those plans based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums, and expected health care trends. Actual costs under these plans are subject to variability that is dependent upon participant enrollment, demographics and the actual costs of claims made. Negative trends in any of these areas could cause us to incur additional unplanned health care costs, which could adversely impact our business, financial condition, results of operations and cash flows. In addition, if enrollment in our health care plans increases significantly, the additional costs that we will incur may be significant enough to materially affect our business, financial condition, results of operations and cash flows.
We are, and expect to continue to be, subject to legal and administrative proceedings, which, if the outcomes are adverse to us, could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and prospects.
We are involved and expect to continue to be involved in numerous legal proceedings arising out of the conduct of our business, including litigation with customers, employment-related lawsuits, class actions, purported class actions, and actions brought by governmental authorities. We do not believe that the ultimate resolution of any known matters will have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows or prospects. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Property loss or other uninsured liabilities could have a material adverse impact on our results of operations.
We are subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships, due to actual or threatened adverse weather conditions or natural disasters, such as hurricanes, tornadoes, floods, hail storms or other extraordinary events. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors, and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits. While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles. In addition, we "self-insure" a portion of our potential liabilities, meaning we do not carry insurance from a third-party for such liabilities, and are wholly responsible for any related losses including for certain potential liabilities that some states prohibit the maintenance of insurance to protect against. In certain instances, our insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost or availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase our self-insured risks. To the extent we incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which we are self-insured, our financial condition, results of operations or cash flows could be materially adversely impacted.
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
Our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to risks of doing business outside of the United States and importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or manmade disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions or limitations, or adjust presently prevailing quotas, duties or tariffs. The imposition of new, or adjustments to prevailing, quotas, duties, tariffs or other restrictions or limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our revenues and profitability.
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
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries’ ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of September 30, 2020, unexpected changes to our financial metrics or to the terms of our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.

Goodwill and manufacturer franchise rights comprise a significant portion of our total assets. We must test our goodwill and manufacturer franchise rights for impairment at least annually, which could result in a material, non-cash write-down of goodwill or manufacturer franchise rights and could have a material adverse effect on our results of operations and stockholders’ equity.
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a sub-set of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment. During the years ended December 31, 2019 and 2018, we recognized $7.1 million and $3.7 million, respectively, in pre-tax non-cash impairment charges associated with manufacturer franchise rights recorded at certain dealerships. During the first quarter of 2020, we recorded a $23.0 million non-cash impairment charge related to our intangible manufacturer franchise rights. We may be required to record additional impairment charges if the COVID-19 global pandemic continues. We cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2014, our Board of Directors authorized our Repurchase Program. On October 19, 2018, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.  During the three months ended September 30, 2020, we did not repurchase any shares of our common stock under the Repurchase Program but repurchased 140 shares of our common stock for $14.6 thousand from employees in connection with a net share settlement feature of employee equity-based awards. As of September 30, 2020, we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Documents
2.1
Asset Purchase Agreement, dated July 6, 2020, by and among the identified sellers, the identified seller affiliate, the identified principal, the identified real estate owners and Asbury Automotive Group, LLC. (Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.) (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 31, 2020)

4.1	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)
4.2	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)
4.3	Form of Additional 4.50% Senior Note due 2028 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 20, 2020)
4.4	Form of Additional 4.75% Senior Note due 2030 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on February 20, 2020)
4.5	Registration Rights Agreement relating to the 2028 Notes, dated September 16, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K filed on September 16, 2020)
4.6	Registration Rights Agreement relating to the 2030 Notes, dated September 16, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K filed on September 16, 2020)
10.1	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	November 3, 2020	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	November 3, 2020	By:	/s/ Patrick J. Guido
		Name:	Patrick J. Guido
		Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated July 6, 2020, by and among the identified sellers, the identified seller affiliate, the identified principal, the identified real estate owners and Asbury Automotive Group, LLC. (Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.) (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 31, 2020)
4.1	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)
4.2	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)
4.3	Form of Additional 4.50% Senior Note due 2028 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 20, 2020)
4.4	Form of Additional 4.75% Senior Note due 2030 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed on February 20, 2020)
4.5	Registration Rights Agreement relating to the 2028 Notes, dated September 16, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K filed on September 16, 2020)
4.6	Registration Rights Agreement relating to the 2030 Notes, dated September 16, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K filed on September 16, 2020)
10.1	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
*	Incorporated by reference