Form 10-K
period 2020-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2021-03-01
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was $1.48 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 26, 2021 was 19,328,753.
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
DECEMBER 31, 2020

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
•our revenue growth strategy;

•the growth of the brands that comprise our portfolio over the long-term and other factors;
•The declines in sales and service revenue and ongoing disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the COVID-19 pandemic;
•the expected financial and operational performance of the Park Place Dealership (as defined elsewhere herein) group; and

•our estimated future capital expenditures, including with respect to the operations of the Park Place Dealership group.

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

•the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to, the Park Place Dealership group acquisition;

•difficulty maintaining relationships with customers or suppliers of the Park Place Dealership group;

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

•significant disruptions in the production and delivery of vehicles and parts for any reason, including the COVID-19 pandemic, natural disasters, severe weather, civil unrest, product recalls, work stoppages or other occurrences that are outside of our control;
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
•failure of our or those of our third-party service providers, management information systems;
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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our website at http://www.asburyauto.com as soon as practical after such reports are filed with the U.S. Securities and Exchange Commission (the "Commission"). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2021 Annual Meeting of Stockholders, when filed, will also be available on our website, and at the URL stated in such proxy statement. We also make available on our website copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:

•the respective charters of our audit committee, governance and nominating committee, compensation and human resources committee, and capital allocation and risk management committee;

•our criteria for independence of the members of our board of directors, audit committee, and compensation and human resources committee;

•our Corporate Governance Guidelines; and

•our Code of Business Conduct and Ethics for Directors, Officers, and Employees.
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
As of December 31, 2020, we owned and operated 112 new vehicle franchises, representing 31 brands of automobiles at 91 dealership locations, 25 collision centers and one auto auction in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes vehicle repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance products ("F&I"), including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation, prepaid maintenance, and credit life and disability insurance.
Park Place Acquisition
As previously announced, on December 11, 2019, the Company entered into transaction agreements with certain members of the Park Place Dealership family of entities, Park Place Mid-Cities, Ltd., a Texas limited partnership, and the identified principal (collectively, "Park Place") to acquire substantially all of the assets of, and certain real property related to, the Park Place business including the purchase of 19 franchises, two collision centers and an auto auction. On March 24, 2020, Asbury delivered notice to the sellers terminating the Transaction Agreements pursuant to the terms thereof in exchange for the payment of $10.0 million of liquidated damages. Please refer to Liquidity and Capital Resources for additional details regarding the impact on financing transactions.
As a result of the Company's efforts to attempt to mitigate the financial impact of COVID-19, along with a strong May and June 2020 performance, the Company reengaged on the Park Place Dealership group acquisition under more favorable pricing and more flexible financing terms, including limiting the purchase of luxury dealership franchises to those most aligned with the Company's core strategic business. On July 6, 2020, the Company entered into an Asset Purchase Agreement (the "Revised Asset Purchase Agreement") with Park Place to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (3 Mercedes-Benz, 3 Sprinter, 2 Lexus, 1 Jaguar, 1 Land Rover, 1 Porsche, and 1 Volvo), two collision centers and an auto auction comprising the Park Place Dealership group (collectively, the "Revised Transaction") for a purchase price of $889.9 million. The Revised Transaction was completed on August 24, 2020. The purchase price was financed through a combination of cash, floor plan facilities and seller financing.
In addition to the Park Place Dealership group acquisition, during the year ended December 31, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a combined purchase price of $63.6 million.

During the year ended December 31, 2020, we sold two franchises (two dealership locations) in the Atlanta, Georgia market, we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and we sold one franchise (one dealership location) in the Greenville, South Carolina market. In connection with these divestitures the Company recorded a pre-tax gain totaling $62.3 million, which is presented in our accompanying Consolidated Statements of Income as Gain on dealership divestitures, net.
Asbury Automotive
The following charts present the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2020:

Our new vehicle franchise retail network is made up of dealerships located in 16 metropolitan markets in nine states operating primarily under 11 locally-branded dealership groups. The following chart provides a detailed breakdown of our markets, brand names, and franchises as of December 31, 2020:

Dealership Group Brand Name	Market	Franchise

Coggin Automotive Group	Fort Pierce, FL	Acura, BMW, Honda, Mercedes-Benz
	Jacksonville, FL	Buick, Chevrolet, Ford, GMC, Honda(a), Nissan(a), Toyota
	Orlando, FL	Ford, Honda(a), Hyundai

Courtesy Autogroup	Tampa, FL	Chrysler, Dodge, Genesis, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Sprinter, Toyota

Crown Automotive Company	Durham, NC	Honda
	Fayetteville, NC	Dodge, Ford
	Greensboro, NC	Acura, BMW, Chrysler, Dodge, Honda, Jeep, Nissan, Volvo
	Charlottesville, VA	BMW
	Richmond, VA	Acura, BMW(a), MINI

David McDavid Auto Group	Austin, TX	Acura
	Dallas/Fort Worth, TX	Acura, Ford, Honda(a), Lincoln

Hare & Bill Estes Automotive Groups	Indianapolis, IN	Buick, Chevrolet(b), Chrysler, Dodge, Ford, GMC, Honda, Isuzu, Jeep, Toyota

Greenville Automotive Group	Greenville, SC	Jaguar, Land Rover, Nissan, Porsche, Toyota, Volvo

Mike Shaw	Denver, CO	Subaru, Chrysler, Dodge, Jeep

Nalley Automotive Group	Atlanta, GA	Acura, Audi, Bentley, BMW, Chevrolet, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan, Toyota(b), Volkswagen

Park Place Automotive	Dallas/Fort Worth, TX	Jaguar, Lexus(a), Land Rover, Mercedes-Benz(b), Porsche, Volvo, Sprinter(b)

Plaza Motor Company	St. Louis, MO	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), Sprinter(a)
_____________________________
(a)This market has two of these franchises.
(b)This market has three of these franchises.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2020 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2020:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Mercedes-Benz	7	10%
Lexus	5	9
BMW	7	6
Acura	6	4
Infiniti	4	2
Audi	2	2
Volvo	3	1
Land Rover	3	2
Jaguar	3	*
Porsche	2	1
Lincoln	1	1
Bentley	1	1
Genesis	1	*
Total Luxury	45	39%
Import
Honda	12	16%
Toyota	7	12
Nissan	6	5
Hyundai	3	2
Kia	2	2
Subaru	1	2
Volkswagen	1	1
Sprinter	6	1
MINI	1	*
Isuzu	1	*
Total Import	40	41%
Domestic
Ford	5	8%
Chevrolet	5	5
Dodge	5	4
Jeep	4	2
GMC	2	1
Chrysler	4	*
Buick	2	*
Total Domestic	27	20%
Total Franchises	112	100%
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2020.
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
Finance and Insurance
We offer a wide variety of automotive F&I products to our customers. We arrange third-party financing for the sale or lease of vehicles to our customers in exchange for a fee paid to us by the third-party financial institution. We do not directly finance our customers' vehicle purchases or leases, therefore our exposure to losses in connection with those third-party financing arrangements is limited generally to the fees we receive. The fees we receive are subject to chargeback, or repayment, to the finance company if a customer defaults or prepays the retail installment contract typically during some limited time period at the beginning of the contract term. We have negotiated agreements with certain lenders pursuant to which we receive additional fees upon reaching a certain volume of business.
We offer our customers a variety of vehicle protection products in connection with the purchase of vehicles. These products are underwritten and administered by independent third-parties. Under our arrangements with the providers of these products, we primarily sell the products on a straight commission basis. We are subject to chargebacks for insurance contracts as a result of early termination, default, or prepayment of the contract. In addition, we participate in future profits associated with the performance of the third-party held underlying portfolio for certain products pursuant to retrospective commission arrangements. The following is a brief description of some of the vehicle protection products we offer to our customers:
•Extended service contracts – covers certain repair work after the expiration of the manufacturer warranty;
•GAP debt cancellation – covers the customer after a total loss for the difference between the value of the vehicle and the outstanding loan or lease obligation after insurance proceeds;
•Prepaid maintenance – covers certain routine maintenance work, such as oil changes, cleaning and adjusting of brakes, multi-point vehicle inspections, and tire rotations; and
•Credit life and disability – covers the remaining amounts due on an auto loan or a lease in the event of death or disability.

Business Strategy
We seek to create long-term value for our stockholders by striving to drive operational excellence and deploy capital to its highest risk adjusted returns. To achieve these objectives, we employ the strategies described below.
Provide an exceptional customer experience in our stores and through our omni-channel strategy
We are focused on providing a high level of customer service and have designed our dealerships' services to meet the needs of an increasingly sophisticated and demanding automotive consumer. We endeavor to establish relationships that we believe will result in both repeat business and additional business through customer referrals. Furthermore, we provide our dealership managers with appropriate incentives to employ efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers, and extensively train our sales staff to meet customer needs.
As part of our omni-channel strategy, we implemented ClicklaneTM, a communications technology ecosystem, which offers our customers an easy, convenient and seamless approach to purchase new and used vehicles completely online. Our Clicklane platform provides our customers the ability to (i) select a new or used vehicle for lease or purchase, (ii) arrange for and obtain financing from a variety of lenders, (iii) obtain an offer on their trade-in vehicle, (iv) obtain an exact pay-off amount on any existing loan on a trade-in vehicle, (v) select and purchase finance and insurance products designed for the customer’s vehicle and then (vi) complete the vehicle purchase and financing or lease by signing the transaction documents and scheduling in-store pickup or home delivery with each step performed entirely online. As of February 19, 2021, we have implemented Clicklane across approximately one-third of our stores and expect to complete the rollout across all of our stores by the end of the first quarter of 2021. Although we developed our Clicklane platform together with a third-party vendor, certain technology elements of the platform were developed solely by us and are subject to trade secret protection. In addition, our other omni-channel tools offer our customers the ability to arrange vehicle service appointments, receive service updates and pay for maintenance and repair services online. We continue to invest in and develop omni-channel initiatives designed to deliver an exceptional customer experience.
Invest in and attract top talent to improve backend operations and front-line service
We believe the core of our business success lies in our talent pool, so we are focused on attracting, hiring and retaining the best people. We also invest in resources to train and develop our employees. Our executive management team has extensive experience in the auto retail sector, and is able to leverage experience from all positions throughout the Company. In addition, we believe that local management of dealership operations enables our retail network to provide market specific responses to sales, customer service and inventory requirements. The general manager of each of our dealerships is responsible for the operations, personnel and financial performance of that dealership as well as other day-to-day operations.
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
Centralize, streamline, and automate processes
Our Dealership Support Center ("DSC") management is responsible for our capital expenditure and operating strategy, while the implementation of our operating strategy rests with our market-based management teams and each dealership management team based on the policies and procedures established by DSC management. DSC management and our market-based management teams continuously evaluate the financial and operating results of our dealerships, as well as each dealership's geographical location, and from time to time, make decisions to evaluate new technologies and/or processes to further refine our operational processes. We also leverage our scale when implementing new technologies and processes.

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
Successfully integrate Park Place and maximize the benefits of this transformational Acquisition
We have a well-defined integration plan for Park Place. Park Place already performed at a high level and is operated by seasoned general managers, with an average tenure of approximately 20 years. Our integration strategy is focused on achieving cost savings at a corporate level from duplicative functions and implementing our training programs and F&I product offerings at Park Place to achieve higher F&I income per vehicle sold. Park Place utilized the same operational, human resources and accounting information technology systems as Asbury prior to the acquisition, which supported the integration process. Additionally, we have ample internal resources at Asbury to manage the integration process.
Deploy capital to highest risk adjusted returns
Our capital allocation decisions are made within the context of maintaining sufficient liquidity and a prudent capital structure. We believe our cash position and borrowing capacity, combined with our current and expected future cash generation capability, provides us with financial flexibility to enhance shareholder value through capital deployment by reinvesting in our business, acquiring dealerships as well as repurchasing shares, when prudent while targeting a net leverage ratio of less than 3.0X.
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
Execute our five-year strategic plan to target an increase in our annual revenue to $20 billion by 2025
We continually evaluate additional opportunities to drive revenue growth while maintaining our disciplined approach to capital allocation. In December 2020, we announced our five-year strategic plan, targeting an increase in our revenue to $20 billion by 2025. We intend to execute on this strategic plan by focusing on a variety of growth efforts including, driving same-store revenue growth, acquiring additional revenue through strategic acquisitions and adding incremental revenue through our Clicklane platform.
Competition
The automotive retail and service industry is highly competitive with respect to price, service, location, and selection. For new vehicle sales, our dealerships compete with other franchised dealerships, primarily in their regions. Our new vehicle store competitors also have franchise agreements with the various vehicle manufacturers, and as such, generally obtain new vehicle inventory from vehicle manufacturers on the same terms as us. The franchise agreements grant the franchised dealership a non-exclusive right to sell the manufacturer's (or distributor's) brand of vehicles and offer related parts and service within a specified market area. State automotive franchise laws restrict competitors from relocating their stores or establishing new stores of a particular vehicle brand within a specified area that is served by our dealership of the same vehicle brand. Recently, certain electric vehicle manufacturers have been permitted to circumvent the state automotive franchise laws of several states in the United States thereby permitting them to sell their new vehicles directly to consumers. We rely on our advertising and merchandising, sales expertise, service reputation, strong local branding, and location of our dealerships to assist in the sale of new vehicles.

Our used vehicle operations compete with other franchised dealerships, non-franchised automotive dealerships, regional and national vehicle rental companies, and internet-based vehicle brokers for the supply and resale of used vehicles.
We compete with other franchised dealerships to perform warranty and recall-related repairs and with other franchised dealerships and independent service centers for non-warranty repair and maintenance services. We compete with other automobile dealers, service stores, and auto parts retailers in our parts operations. We believe that we have a competitive advantage in parts and service sales due to our ability to use factory-approved replacement parts, our skilled manufacturer trained and certified technicians, our competitive prices, our familiarity with manufacturer brands and models, and the quality of our customer service.
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
Seasonality
The automobile industry has historically been subject to seasonal variations. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. In addition, we typically experience higher sales of luxury vehicles which have higher average selling prices and gross profit per vehicle retailed in the fourth quarter. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
Dealer and Framework Agreements
Each of our dealerships operate pursuant to a dealer agreement between the dealership and the manufacturer (or in some cases the distributor) of each brand of new vehicles sold and/or serviced at the dealership. The dealer agreements grant the franchised dealership a non-exclusive right to sell the manufacturer's (or distributor's) brand of vehicles and offer related parts and service within a specified market area. Each dealer agreement also grants our dealerships the right to use the manufacturer's trademarks and service marks in connection with the dealerships operations and they also impose numerous operational requirements related to, among other things, the following:
•inventories of new vehicles and manufacturer replacement parts;
•maintenance of minimum net working capital requirements, and in some cases, minimum net worth requirements;
•achievement of certain sales and customer satisfaction targets;
•advertising and marketing practices;
•facilities and signs;
•products offered to customers;
•dealership management;
•personnel training;
•information systems;
•geographic market, including but not limited to requirements to meet sales and service targets within an assigned market area, geographic limitations on where the dealership may locate or advertise, and restrictions on the export of vehicles; and
•dealership monthly and annual financial reporting.
Our dealer agreements are for various terms, ranging from one year to indefinite. We expect that we will be able to renew expiring agreements in the ordinary course of business. However, typical dealer agreements give the manufacturer the right to terminate or the option of non-renewal of the dealer agreement under certain circumstances, subject to applicable state automotive dealership franchise laws, including:
•insolvency or bankruptcy of the dealership;

•failure to adequately operate the dealership or to maintain required capitalization levels;
•impairment of the reputation or financial condition of the dealership;
•change of ownership or management of the dealership without manufacturer consent;
•certain extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets without manufacturer consent;
•failure to complete facility upgrades required by the manufacturer or agreed to by the dealer;
•failure to maintain any license, permits or authorization required to conduct the dealership's business;
•conviction of a dealer/manager or owner for certain crimes; or
•material breach of other provisions of a dealer agreement.
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
In addition to requirements under dealer agreements, we are subject to provisions contained in supplemental agreements, framework agreements, dealer addenda and manufacturers' policies, collectively referred to as "framework agreements." Framework agreements impose requirements on us in addition to those described above. Such agreements also define other standards and limitations, including:
•company-wide performance criteria;
•capitalization requirements;
•limitations on changes in our ownership or management;
•limitations on the number of a particular manufacturer's franchises owned by us;
•restrictions or prohibitions on our ability to pledge the stock of certain of our subsidiaries; and
•conditions for consent to proposed acquisitions, including sales and customer satisfaction criteria, as well as limitations on the total local, regional, and national market share percentage that would be represented by a particular manufacturer's franchises owned by us after giving effect to a proposed acquisition.
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
Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing us with advance notice, an opportunity to cure or a showing of good cause. Without the protection of these laws, it may also be more difficult for us to renew our dealer agreements upon expiration.
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
Regulations
We operate in a highly regulated industry. In every state in which we operate, we must obtain one or more licenses issued by state regulatory authorities in order to operate our business. In addition, we are subject to numerous complex federal, state, and local laws regulating the conduct of our business, including those relating to our sales, operations, finance and insurance, marketing, and employment practices. These laws and regulations include state franchise laws and regulations, product standards and recalls, consumer protection laws, privacy and data security laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers. These laws also include federal and state wage and hour, anti-discrimination, and other laws governing employment practices.
Industry Regulations
The Federal Trade Commission has regulatory authority over automotive dealers pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Gramm-Leach-Bliley Act, and other legislation, and has implemented enforcement initiatives relating to the marketing practices of automotive dealers. Our operations are also subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards and other product standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies.
Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws, and other installment state and leasing laws and regulations. Some U.S. states regulate fees and charges that may be collected as a result of vehicle sales and service. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals or governmental entities and may expose us to significant damages, fines or other penalties, including revocation or suspension of our license to conduct store operations. Our financing activities, as well as our sale of finance and insurance products, may also be impacted indirectly by laws and regulations that govern automotive finance companies and other financial institutions, including regulations adopted by the Consumer Financial Protection Bureau (the "CFPB").
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
In response to the COVID-19 global pandemic, various federal agencies issued mandates and recommendations intended to minimize the spread of infectious disease; similar mandates and recommendations have been issued by several state and local governments where we conduct business. Currently, we are not aware of any non-compliance with these or any other environmental requirements applicable to our operations, nor are we aware of any material remedial liabilities to which we are subject.
We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations. We believe that our operations currently are being conducted in substantial compliance with all applicable regulations. From time to time, we may experience incidents and encounter conditions that are not in compliance with regulations. We may occasionally receive notices from governmental agencies regarding potential violations of these laws or regulations. In such cases, we will work with the agencies to address any issues and to implement appropriate corrective action when necessary. However, none of our dealerships have been subject to any material liabilities in the past, nor do we know of any fact or condition that would result in any material liabilities being incurred in the future.
Human Capital
Mission and Vision
At Asbury, our North Star and our mission is to be the most guest-centric automotive retailer. Our success depends on our employees and their commitment to delivering a consistent and exceptional guest experience. Our employees work at locations in Colorado, Florida, Georgia, Indiana, Missouri, North Carolina, South Carolina, Texas and Virginia. We believe that our employees help to set us apart from our competitors, and, therefore, we understand they are our greatest asset. As a result, a critical part of our business strategy is investing in supporting and developing our employees so that they are trained and incentivized to provide best-in-class service to our guests.
As of December 31, 2020, we employed approximately 7,600 full-time and 300 part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
Diversity, Equity and Inclusion
We strive to recruit new employees based on their diversity of thought, background and experience as well as diversity of personal characteristics to best reflect our guests and communities we serve.
With the help and guidance of an outside consulting firm, we developed a diversity and inclusion ("D&I") initiative and launched a company-wide effort in November 2020 to identify our strengths and areas of opportunity related to our D&I initiative. The goal of our D&I initiative is to create more welcoming and inclusive workplaces throughout our dealerships and offices. Based on the results of this effort, each store and support location is expected to develop action plans to drive improvements in both employee behaviors and corporate systems that support our D&I initiative.
Community Outreach
In 2020, we established the Asbury Cares program to support selected community partner organizations to focus on reducing social inequality. To ensure widespread support for our outreach program, we awarded all of our employees with an additional 40 hours of paid time off per year that can only be used to volunteer with our community partners.
Recruitment and Talent Development
When recruiting for open positions, we search for people of varying backgrounds, perspectives, and experiences in order to support a diverse and inclusive culture. We also partner with local colleges and trade schools to develop apprenticeship and internship programs. This allows us to help provide valuable training to entry-level candidates while also growing our pipeline.
Our goal is to promote employees from within to career growth opportunities whenever possible. In support of this goal, we invest resources to train and develop our employees to reach their career goals. For example, our employees have access to an online career path tool, which helps them plan their desired career path and see the required performance goals and milestones to be considered for a promotion. Our fixed operations organization encourages technicians to obtain and maintain certification status with our vehicle manufacturers, and in most cases, our dealership pays for the training. Our employees also attend vehicle manufacturer-sponsored and industry training events.
We pride ourselves on rewarding and developing talented and tenured employees. We also expect to make significant additional investments into building a training continuum for team members in every store position and preparing them for greater opportunities within our organization.
Compensation and Benefits
We offer competitive compensation and benefits to attract and retain the best people, including the following benefits for our full-time team employees:

•Health, dental, and vision benefits;
•Discount on healthcare premium for completing biometric screening and premium-free healthcare for frontline team members in certain positions;
•Up to 4 weeks paid time off;
•401(k) match;
•Paid pregnancy leave;
•Short term disability and long term disability insurance;
•Accident insurance, hospital indemnity, employee critical illness insurance;
•Employer paid life insurance;
•Supplemental life insurance;
•Employee Assistance Program; and
•Annual scholarship program.
We also lead the industry by offering equity awards to frontline employees because we want them to be owners of our Company and committed to our long-term success.
Health and Safety; Proactive Covid-19 Actions
The health and safety of our team members and guests is of the utmost importance. In 2020, as the Covid-19 global pandemic impacted our dealerships and business, Asbury implemented the following actions:
•Mandatory mask-wearing for team members, guests and vendors in all locations;
•Personal protective equipment such as steering wheel covers and seat covers for guest cars in for service;
•Additional hand sanitizing stations at our dealerships and offices;
•Remote work arrangements offered where appropriate;
•Guaranteed pay to commissioned team members; and
•Free health benefits for furloughed team members.
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
Under our self-insurance programs, including property and casualty, workers’ compensation, and medical, the Company retains various levels of aggregate loss limits and per claim deductibles. In addition, the Company maintains separate insurance policies to address potential cyber and directors and officers exposures. We are self-insured for certain employee medical claims and maintain stop-loss insurance for individual claims.
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
Risks Related to Our Business
Operating Risks
The novel coronavirus disease (COVID-19) global pandemic had, and may continue to have, a material adverse impact on our business, financial condition and results of operations.
The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic may continue to have an adverse impact on our business, our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, such as our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on uncertain and unpredictable future developments, including the duration and scope of the pandemic.
As a result of the COVID-19 global pandemic, and in response to government mandates or recommendations, such as "shelter-in-place" and self-quarantines, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we have modified our business practices, to include implementing reduced hours at certain of our dealerships, implementing social distancing plans, restricting employee travel, limiting physical participation in meetings, and cancelling events and industry and other conferences. As a result of the government mandates and recommendations, our dealerships, including our parts and services businesses, may not operate at full capacity currently or in the future, resulting in a loss of sales and profits. Additionally, the existing or future closures of, and/or reduced availability of services from the department of motor vehicles in various states have, and may continue to have, an adverse effect on our ability to obtain license plates for our fleet and our customers and perfect liens on sold vehicles, as well as on our customers' ability to obtain valid driver licenses. All of these factors present challenges to our operations, which could adversely affect our business, results of operations and financial condition. We are presently considered an essential business, but we may face future operational restrictions or challenges that may limit operations or require us to further restrict access to or close dealerships due to, among other factors, evolving governmental restrictions, including public health directives, quarantine policies, social distancing measures or positive diagnoses for COVID-19 among our employees at certain dealership locations.
Any significant reduction in consumer visits to, or spending at, our dealerships caused by COVID-19, would result in a loss of sales and profits and other material adverse effects. Voluntary or mandatory self-quarantine or "shelter-in-place" measures may reduce customer visits to our dealerships. We also expect consumer fears about contracting the virus to continue, which may further reduce traffic to our dealerships. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 global pandemic. For example, COVID-19 has resulted in employee furloughs and increased unemployment across the United States, thereby reducing consumer demand for our products and services, as well as the number of consumers who would qualify for an extension of credit for a vehicle purchase or a lease, either on favorable terms or at all. All of these factors may negatively impact sales and profitability.
Our profitability is, to a great extent, dependent on various aspects of vehicle manufacturers' operations. As a result of COVID-19, certain vehicle manufacturers and other suppliers have ceased or slowed production of new vehicles, parts and other supplies. We cannot predict with any certainty how long these production slowdowns in the automotive retail industry will persist and when normalized production will resume at these manufacturers. This disruption in our supply network has negatively impacted, and will continue to impact, our ability to maintain a desirable mix of popular new vehicles and parts that consumers demand at the time and in the volumes desired, all of which would adversely impact our revenues. While the supply disruption has reduced our new vehicle inventory supply, it has positively impacted our gross profit per vehicle retailed. As new vehicle inventories return to historic levels we would expect our new vehicle gross profit to return to pre-COVID levels.
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
We are subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships, due to actual or threatened adverse weather conditions or natural disasters, such as hurricanes, tornadoes, floods, hail storms or other extraordinary events. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors, and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits. While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles. In addition, we "self-insure" a portion of our potential liabilities, meaning we do not carry insurance from a third-party for such liabilities, and are wholly responsible for any related losses including for certain potential liabilities that some states prohibit the maintenance of insurance to protect against. In certain instances, our insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost or availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase our self-insured risks. To the extent we incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which we are self-insured, our financial condition, results of operations and cash flows could be materially adversely impacted.
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
Our inability to execute a substantial portion of our strategic plan could have an adverse effect on our business, results of operations, financial condition and cash flows.
Our inability to execute a substantial portion of our business strategy, including our five-year strategic plan, could adversely affect our business, results of operations, financial condition and cash flows. We seek to execute on our strategic plan using a variety of growth efforts including, driving same-store revenue growth, acquiring additional revenue through strategic acquisitions and adding incremental revenue through our Clicklane platform. Many of the factors that impact our ability to execute our strategic plan, such as the advancement of certain technologies, general economic conditions and legal and regulatory obstacles are beyond our control. We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems, and management structure. Furthermore, we may decide to alter or discontinue aspects of our strategic plan and may adopt alternative or additional strategies in response to business or competitive factors or factors or events beyond our control. We cannot give assurance that we will be able to execute a substantial portion of our strategic plan which could have a material adverse effect on our financial condition, results of operations, and cash flows.
We are a holding company and as a result are dependent on our operating subsidiaries to generate sufficient cash and distribute cash to us to service our indebtedness and fund our ongoing operations.
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2020, unexpected changes to our financial metrics or to the terms of our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
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
Revised Transaction Risks
The consummation of the Park Place acquisition creates numerous risks and uncertainties which could adversely affect our business and results of operations.

After consummation of the Revised Transaction, we have experienced significantly more sales, and have more assets and employees. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business with that of the Park Place Dealership group. There is a significant degree of difficulty and management involvement inherent in that process.

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
As a private company, the Park Place Dealership group was not required to obtain an audit of its internal control over financial reporting or otherwise have such internal control assessed, except to the extent required in connection with audits pursuant to GAAP; however, the financial systems of the Park Place Dealership group are being integrated into our financial systems and are now subject to the internal control audit required with respect to the Company as a public company.
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
There can be no assurance that we will be able to realize the anticipated cost savings or operational improvements from the Revised Transaction in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. We are implementing a series of cost savings initiatives at the combined Company that we expect to result in recurring, annual run-rate cost savings. We expect to incur one-time, non-recurring costs to achieve such synergies.
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
Risks Related to Macroeconomic and Market conditions
The automotive retail industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business, our ability to implement our strategy and our results of operations.
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
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse, to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2020, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	21%
American Honda Motor Co., Inc. (Honda and Acura)	20%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	10%
Ford Motor Company (Ford and Lincoln)	9%
Nissan North America, Inc. (Nissan and Infiniti)	7%
BMW of North America, LLC (BMW and Mini)	6%

Similar to automotive retailers, vehicle manufacturers may be affected by the long-term U.S. and international economic climate. In addition, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell, many of which are outside of our control, including: (i) changes in their respective financial condition; (ii) changes in their respective marketing efforts; (iii) changes in their respective reputation; (iv) manufacturer and other product defects, including recalls; (v) changes in their respective management; (vi) disruptions in the production and delivery of vehicles and parts due to natural disasters or other reasons (for example, anticipated shortages in the supply of semi-conductor chips may adversely impact the number of vehicles which manufacturers are able to produce); and (vii) issues with respect to labor relations. Our business is highly dependent on consumer demand and brand preferences for our manufacturers’ products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope. Manufacturer recall campaigns could (i) adversely affect our new and used vehicle sales or customer residual trade-in valuations, (ii) cause us to temporarily remove vehicles from our inventory, (iii) force us to incur increased costs, and (iv) expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Vehicle manufacturers that produce vehicles outside of the U.S. are subject to additional risks including changes in quotas, tariffs or duties, fluctuations in foreign currency exchange rates, regulations governing imports and the costs related thereto, and foreign governmental regulations.
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
Furthermore, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of vehicle and parts inventories to us or our manufacturing partners. For example, in early 2020, the outbreak of a novel coronavirus in Wuhan, China led to quarantines of a significant number of cities across the United States and other countries and widespread disruptions to travel and economic activity. Until such time as the coronavirus is contained, we may continue to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of our customers to visit our stores to purchase products or service their vehicles and (iii) overall health of our labor force. At this time, it is unclear what effect, if any, the outbreak and resulting disruptions may continue to have on the automotive manufacturing vehicle and parts supply chain, the health of our labor force and the ability and willingness of our customers to visit our stores to purchase products or service their vehicles. Such disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Substantial competition in automobile sales and services may have a material adverse effect on our results of operations.
The automotive retail and service industry is highly competitive with respect to price, service, location, and selection. Our competition includes: (i) franchised automobile dealerships in our markets that sell the same or similar new and used vehicles; (ii) privately negotiated sales of used vehicles; (iii) other used vehicle retailers, including regional and national vehicle rental companies; (iv) companies with a primarily internet-based business model, such as Carvana, and used vehicle brokers that sell used vehicles to consumers; (v) service center and parts supply chain stores; and (vi) independent service and repair shops.
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
The internet has become a significant part of the advertising and sales process in our industry. Customers are using the internet to shop, and compare prices, for new and used vehicles, automotive repair and maintenance services, finance and insurance products and other automotive products. If we are unable to effectively use the internet to attract customers to our own online channels, such as our Clicklane platform, and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about us or any of our stores could damage our reputation and brand names, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, if one or more companies are permitted to circumvent the state franchise laws of several states in the United States, such as Tesla, thereby permitting them to sell their new vehicles directly to consumers without the requirements of establishing a dealer network, they may be able to have a competitive advantage over the traditional dealers, which could have a material adverse effect on our sales in those states, which in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The automotive industry is predicted to experience change over the long-term. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain, and may include lower levels of new vehicles sales. In addition, technological advances are facilitating the development of driverless vehicles. The eventual timing of widespread availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the automotive retail industry is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the role of franchised dealers, any of which could materially adversely affect our business, financial condition, results of operations and cash flows. The widespread adoption of electric and battery powered vehicles also could have a material adverse effect on the profitability of our parts and service business.
Risks Related to Our Indebtedness and Financial Matters
Our outstanding indebtedness, ability to incur additional debt and the provisions in the agreements governing our debt, and certain other agreements, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
As of December 31, 2020, we had total debt of $1.21 billion, (which excluded $8.9 million mortgage notes payable classified as Liabilities associated with assets held for sale) and total floor plan notes payable of $702.2 million. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred.
Our debt service obligations could have important consequences to us for the foreseeable future, including the following: (i) our ability to obtain additional financing for acquisitions, capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of our cash flow from operating activities could be dedicated to the payment of principal and interest on our debt, potentially reducing the funds available to us for our operations and other corporate purposes; (iii) some of our borrowings are and will continue to be at variable rates of interest, which exposes us to risks of interest rate increases; and (iv) we may be or become substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.
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
The occurrence of any one of these events may limit our ability to take strategic actions that would otherwise enable us to manage our business in a manner in which we otherwise would, absent such limitations, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Our business, financial condition and results of operations may be materially adversely affected by increases in interest rates.
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2020, each one percent increase in market interest rates would increase our total annual interest expense by as much as $6.8 million. When considered in connection with reduced expected sales as and if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
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
Risks Related to Legal and Regulatory Matters
If state laws that protect automotive retailers are repealed, weakened, or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal, or renegotiation of their dealer agreements, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Applicable state laws generally provide that an automobile manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth "good cause" and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer’s criteria within a notice period to avoid the termination or non-renewal. Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws, and, though unsuccessful to date, manufacturers’ ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, results of operations, financial condition and cash flows. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede the state laws that protect automotive retailers resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, result of operations, financial condition and cash flows.
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
A significant judgment against us or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. We further expect that, from time to time, new laws and regulations, particularly in the environmental area will be enacted, and compliance with such laws, or penalties for failure to comply, could significantly increase our costs. For example, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas emission standards, which continue to change and become more stringent over time. Failure of a manufacturer to develop passenger vehicles and light trucks that meet these and other government standards could subject the manufacturer to substantial penalties, increase the cost of vehicles sold to us, and adversely affect our ability to market and sell vehicles to meet consumer needs and desires, which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. As of December 31, 2020, our operations encompassed 91 franchised dealership locations throughout nine states, and 25 collision repair centers as follows:

	Dealerships			Collision Repair Centers
Dealership Group Brand Name:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	5	3		2	—
Crown Automotive Company	10	4	(b)	2	—
David McDavid Auto Group	5	1		2	2
Hare & Bill Estes Automotive Groups	8	—		1	—
Greenville Automotive Group	4	1	(b)	1	—
Mike Shaw	2	—		—	—
Nalley Automotive Group	16	1		4	1
Park Place Automotive	—	8	(b)	—	2
Plaza Motor Company	6	1	(b)	—	1
Total	68	23		17	8
______________________________________
(a)Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.
(b)Includes one dealership location where we lease the underlying land but own the building facilities on that land.
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
We have not paid any dividends since 2008. On February 26, 2021, the last reported sale price of our common stock on the NYSE was $169.45 per share, and there were approximately 515 record holders of our common stock.
Our credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other agents and lenders party thereto (the "2019 Senior Credit Facility") and the Indentures governing the New Senior Notes (as defined below) (collectively, the "Indentures") currently allow for us to make certain restricted payments, including payments to repurchase shares of our common stock, among other things, subject to our continued compliance with certain covenants. For additional information, see the "Covenants and Defaults" section within "Liquidity and Capital Resources."
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
On January 27, 2021, the Board of Directors increased the Company’s share repurchase authorization under our Repurchase Program by $33.7 million to $100.0 million.
Share repurchases would be implemented through purchases made from time to time in either the open market or private transactions. The share repurchases could include purchases pursuant to a written trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows companies to repurchase shares of stock at times when they might otherwise be prevented from doing so by securities laws or under self-imposed trading blackout periods. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During the year ended December 31, 2020, we did not repurchase any shares of our common stock under the Repurchase Program. We did repurchase 56,607 shares of our common stock for $5.1 million from employees in connection with a net share settlement feature of employee equity-based awards. As of December 31, 2020, we had remaining authorization to repurchase up to an additional $66.3 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2020, of a $100 investment in our common stock made on December 31, 2015, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data as of and for the year ended December 31, 2020, 2019, 2018, 2017, and 2016. Certain reclassifications of amounts previously reported have been made to the accompanying income statement data and balance sheet data in order to conform to current presentation. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto, included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31,
Income Statement Data:	2020	2019	2018	2017	2016
	(in millions, except per share data)
REVENUE:
New vehicle	$3,767.4	$3,863.3	$3,788.7	$3,561.1	$3,611.9
Used vehicle	2,169.5	2,131.6	1,972.4	1,834.1	1,876.4
Parts and service	889.8	899.4	821.0	786.1	778.5
Finance and insurance, net	305.1	316.0	292.3	275.2	261.0
TOTAL REVENUE	7,131.8	7,210.3	6,874.4	6,456.5	6,527.8
COST OF SALES	5,908.4	6,041.4	5,771.4	5,400.6	5,469.1
GROSS PROFIT	1,223.4	1,168.9	1,103.0	1,055.9	1,058.7
OPERATING EXPENSES:
Selling, general, and administrative	781.9	799.8	755.8	729.7	732.5
Depreciation and amortization	38.5	36.2	33.7	32.1	30.7
Franchise rights impairment	23.0	7.1	3.7	5.1	—
Other operating expense (income), net	9.2	0.8	(1.1)	1.3	(2.3)
INCOME FROM OPERATIONS	370.8	325.0	310.9	287.7	297.8
OTHER EXPENSES (INCOME):
Floor plan interest expense	17.7	37.9	32.5	22.7	19.3
Other interest expense, net	56.7	54.9	53.1	53.9	53.1
Swap interest expense	—	—	0.5	2.0	3.1
Loss on extinguishment of long-term debt, net	20.6	—	—	—	—
Gain on dealership divestitures, net	(62.3)	(11.7)	—	—	(45.5)
Total other expenses, net	32.7	81.1	86.1	78.6	30.0
INCOME BEFORE INCOME TAXES	338.1	243.9	224.8	209.1	267.8
Income tax expense	83.7	59.5	56.8	70.0	100.6
NET INCOME	$254.4	$184.4	$168.0	$139.1	$167.2
EARNINGS PER COMMON SHARE:
Basic	$13.25	$9.65	$8.36	$6.69	$7.43
Diluted	$13.18	$9.55	$8.28	$6.62	$7.40

	As of December 31,
Balance Sheet Data:	2020	2019	2018	2017	2016
	(in millions)
Working capital	$182.3	$355.6	$249.7	$243.9	$227.5
Inventories (a)	875.2	1,052.7	1,067.6	826.0	894.9
Total assets	3,676.3	2,911.3	2,695.4	2,356.7	2,336.1
Floor plan notes payable (b)	702.2	850.8	966.1	732.1	781.8
Total debt (b)	1,210.7	967.5	905.3	875.5	926.7
Total shareholders' equity	$905.5	$646.3	$473.2	$394.2	$279.7
(a)Includes amounts classified as Assets held for sale on our Consolidated Balance Sheet.
(b)Includes amounts classified as Liabilities associated with assets held for sale on our Consolidated Balance Sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2020 we owned and operated 112 new vehicle franchises (91 dealership locations), representing 31 brands of automobiles, 25 collision centers, and one auto auction in 16 metropolitan markets, within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. For the year ended December 31, 2020, our new vehicle revenue brand mix consisted of 41% imports, 39% luxury, and 20% domestic brands.
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
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. As a result of the COVID-19 global pandemic, certain vehicle manufacturers have needed to slow or temporarily halt assembly lines for the safety of their workers. Manufacturers have also been hampered by the lack of availability of parts and key components from suppliers such as semi-conductor chips, which has also caused disruption to production. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these production slowdowns or when normalized production will resume at these manufacturers. Further, governmental actions, such as travel restrictions imposed in response to national emergencies or the imposition of tariffs or trade restrictions on imported goods may adversely affect vehicle sales and depress demand. Although we cannot adequately predict the ongoing impact of COVID-19 on our business, we continue to believe that any future negative trends in new vehicle sales caused by lack of inventory availability would be partially mitigated by (i) the expected relative stability of our parts and service operations over the long-term, (ii) the variable nature of significant components of our cost structure, and (iii) our diversified brand and geographic mix.
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
As a result of the Company's efforts to mitigate the financial impact of the COVID-19 global pandemic, along with a strong May and June 2020 performance, the Company reengaged on the Park Place Dealership group acquisition under more favorable pricing and more flexible financing terms, including limiting the purchase of luxury dealership franchises to those most aligned with the Company's core strategic business. On July 6, 2020, the Company entered into an Asset Purchase Agreement (the "Revised Asset Purchase Agreement") with Park Place to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (3 Mercedes-Benz, 3 Sprinter, 2 Lexus, 1 Jaguar, 1 Land Rover, 1 Porsche, and 1 Volvo), two collision centers and an auto auction comprising the Park Place Dealership group (collectively, the "Revised Transaction") for a purchase price of $889.9 million. The Revised Transaction was completed on August 24, 2020. The purchase price was financed through a combination of cash, floor plan facilities and seller financing.
Impact of COVID-19 on Our Business
In response to the economic downturn to our business experienced as a result of the COVID-19 global pandemic, in early April 2020 management took various actions in an attempt to mitigate the financial impact. These actions included the furlough of employees, reduced store hours, and the suspension of the Company's 401(k) match. In addition, the Company implemented temporary reductions in pay for all employees and the Company’s directors also agreed to waive portions of their annual cash retainers. We continued to evaluate these actions throughout the second quarter of the 2020 fiscal year and made the difficult decision to permanently reduce the workforce by approximately 1,300 employees to help align our expense structure with the current business environment. By the end of July 2020 we had reinstated full pay to all employees impacted by the temporary reductions and the Company's 401(k) match for eligible employees. We continue to monitor and respond as necessary to the Company’s operational needs during the ongoing outbreak of the COVID-19 global pandemic and the resulting economic uncertainty.
The gradual rebound to our business we began to experience in May and June, continued through the third and fourth quarters of 2020. The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during 2020 was 14.6 million compared to 17.1 million in 2019. On a same-store basis, all of our revenue streams declined from the prior year with the exception of used vehicle wholesale revenue. Despite this decline in revenue, we experienced a significant increase in our new and used gross profit margins in 2020 when compared to 2019, as new vehicle supply disruptions as a result of the COVID-19 global pandemic reduced the availability of new vehicle inventory, which eventually drove up demand for used vehicles. Our parts and service business also showed signs of a recovery and by year-end was approaching pre-pandemic levels.
We continue to monitor and manage our cash flows and have enacted cost saving measures to respond to the uncertain environment. The Company has significantly reduced its marketing expenses, deferred certain capital expenditures, and managed other controllable expenses. The flexibility of our cost structure has resulted in profitability throughout the COVID-19 pandemic, with profitability in the second half of 2020 exceeding that of the prior year period.
At this time, we cannot predict the duration or scope, and future effects, of the impacts from the pandemic. Vaccines are currently being administered with the objective of having the country return to some sense of normalcy by the second half of 2021. However, vaccine availability, distribution, efficacy to new strains of the virus and the public's willingness to get vaccinated all remain challenges, which could lengthen the duration of the impacts of the pandemic. We continue to manage the business as appropriate in order to preserve our financial flexibility during this challenging time.
During the first quarter of 2020, we recorded a $23.0 million non-cash impairment charge related to our intangible manufacturer franchise rights. If the COVID-19 pandemic continues, future outbreaks in the markets in which we operate may cause changes in customer behaviors, including a potential reduction in traffic at our dealerships and could result in additional impairment charges. The uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow. We cannot accurately predict the amount and timing of any additional impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.
Our top priority continues to be the safety and protection of our customers, team members and their families. We have modified certain business practices to conform to government restrictions and are taking precautionary measures as directed by government and regulatory authorities. Following the CDC’s recommendation, we are providing face masks to employees and guests as required. Additionally, we increased the frequency of dealership cleanings, implemented the use of plastic seat and steering wheel covers when performing service on guest vehicles, performed thorough cleaning and sanitizing of loaner vehicles after each use, and secured extra supplies of hand sanitizer, alcohol wipes, gloves and disinfectants for both employee and guest use at our dealerships. Many of our stores are also offering complimentary pick-up and delivery services to our customers, and we continue to offer online purchasing of new and used vehicles with delivery to the customer.
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
Goodwill and Manufacturer Franchise Rights—
Goodwill represents the excess cost of an acquired business over the fair market value of its identifiable assets and liabilities. We have determined, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic market-based operating segments. We have determined the dealerships in each of our operating segments are components that are aggregated into several geographic market-based reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our franchised dealerships offer new and used vehicles, parts and service, and arrange for third-party vehicle financing and the sale of insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways) and (v) operate under similar regulatory environments.
Our only other significant identifiable intangible assets are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level. The fair value of our manufacturer franchise rights are determined at the acquisition date, by discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic, contractual or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business. As a result of the COVID-19 pandemic, we performed quantitative impairment tests as of March 31, 2020, and identified eleven dealerships with franchise rights carrying values that exceeded their fair values, and as a result, recorded non-cash impairment charges of $23.0 million. No additional franchise right impairments were identified in 2020.
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
F&I Chargeback Reserves—
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
Our F&I cash chargebacks for the year ended December 31, 2020, 2019, and 2018 were $38.0 million, $40.6 million, and $37.5 million, respectively. Our chargeback reserves were $47.3 million and $48.2 million as of December 31, 2020 and December 31, 2019, respectively. Total chargebacks as a percentage of F&I commissions for the year ended December 31, 2020, 2019, and 2018, were 12%, 13%, and 13%, respectively. A 100 basis point change in our estimated reserve rate for future chargebacks, would change our finance and insurance chargeback reserve by approximately $3.2 million as of December 31, 2020.
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
We had $17.9 million and $17.0 million of insurance reserves for incurred and expected employee medical, workers' compensation, property, and general liability claims, net of anticipated insurance recoveries, as of December 31, 2020 and December 31, 2019, respectively. Expenses associated with employee medical, workers' compensation, property, and general liability claims, including premiums for insurance coverage, for the year ended December 31, 2020, 2019, and 2018, totaled $37.9 million, $33.3 million, and $29.9 million, respectively.

RESULTS OF OPERATIONS
The Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,767.4	$3,863.3	$(95.9)	(2)%
Used vehicle	2,169.5	2,131.6	37.9	2%
Parts and service	889.8	899.4	(9.6)	(1)%
Finance and insurance, net	305.1	316.0	(10.9)	(3)%
TOTAL REVENUE	7,131.8	7,210.3	(78.5)	(1)%
GROSS PROFIT:
New vehicle	218.5	159.5	59.0	37%
Used vehicle	156.6	134.1	22.5	17%
Parts and service	543.2	559.3	(16.1)	(3)%
Finance and insurance, net	305.1	316.0	(10.9)	(3)%
TOTAL GROSS PROFIT	1,223.4	1,168.9	54.5	5%
OPERATING EXPENSES:
Selling, general, and administrative	781.9	799.8	(17.9)	(2)%
Depreciation and amortization	38.5	36.2	2.3	6%
Franchise rights impairment	23.0	7.1	15.9	NM
Other operating expenses, net	9.2	0.8	8.4	NM
INCOME FROM OPERATIONS	370.8	325.0	45.8	14%
OTHER EXPENSES (INCOME):
Floor plan interest expense	17.7	37.9	(20.2)	(53)%
Other interest expense, net	56.7	54.9	1.8	3%
Loss on extinguishment of long-term debt, net	20.6	—	20.6	—%
Gain on dealership divestitures, net	(62.3)	(11.7)	(50.6)	NM
Total other expenses, net	32.7	81.1	(48.4)	(60)%
INCOME BEFORE INCOME TAXES	338.1	243.9	94.2	39%
Income tax expense	83.7	59.5	24.2	41%
NET INCOME	$254.4	$184.4	$70.0	38%
Net income per common share—Diluted	$13.18	$9.55	$3.63	38%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2020	2019
REVENUE MIX PERCENTAGES:
New vehicles	52.8%	53.6%
Used retail vehicles	27.0%	26.9%
Used vehicle wholesale	3.4%	2.6%
Parts and service	12.5%	12.5%
Finance and insurance, net	4.3%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	17.9%	13.6%
Used retail vehicles	11.9%	11.5%
Used vehicle wholesale	0.9%	0.1%
Parts and service	44.4%	47.8%
Finance and insurance, net	24.9%	27.0%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.2%	16.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	63.9%	68.4%
Total revenue during 2020 decreased by $78.5 million (1%) compared to 2019, due to a $95.9 million (2%) decrease in new vehicle revenue, a $9.6 million (1%) decrease in parts and service revenue and a $10.9 million (3%) decrease in F&I revenue, partially offset by a $37.9 million (2%) increase in used vehicle revenue. The $54.5 million (5%) increase in gross profit during 2020 was the result of a $59.0 million (37%) increase in new vehicle gross profit, a $22.5 million (17%) increase in used vehicle gross profit, partially offset by a $16.1 million (3%) decrease in parts and service gross profit and a $10.9 million (3%) decrease in F&I gross profit. Our total gross profit margin increased 100 basis points from 16.2% in 2019 to 17.2% in 2020.
Income from operations during 2020 increased by $45.8 million (14%) compared to 2019, primarily due to a $54.5 million (5%) increase in gross profit and a $17.9 million (2%) decrease in selling, general, and administrative expenses partially offset by a $15.9 million increase in franchise rights impairment, an $8.4 million increase in other operating expenses, net and a $2.3 million (6%) increase in depreciation and amortization expenses.
Total other expenses, net decreased by $48.4 million (60)% in 2020, primarily due to a $50.6 million increase in gain on dealership divestitures and a $20.2 million decrease in floor plan interest expense, partially offset by a $20.6 million loss on extinguishment of debt and a $1.8 million increase in other interest expense, net. As a result, income before income taxes increased by $94.2 million (39%) to $338.1 million in 2020. The $24.2 million (41%) increase in income tax expense was primarily attributable to the 39% increase in income before taxes and a 40 basis point increase in the 2020 effective tax rate. Overall, net income increased by $70.0 million (38%) from $184.4 million in 2019 to $254.4 million in 2020.
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

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,450.1	$1,318.7	$131.4	10%
Import	1,550.6	1,742.4	(191.8)	(11)%
Domestic	766.7	802.2	(35.5)	(4)%
Total new vehicle revenue	$3,767.4	$3,863.3	$(95.9)	(2)%
Gross profit:
Luxury	$113.7	$83.3	$30.4	36%
Import	59.7	42.1	17.6	42%
Domestic	45.1	34.1	11.0	32%
Total new vehicle gross profit	$218.5	$159.5	$59.0	37%
New vehicle units:
Luxury	25,259	23,988	1,271	5%
Import	52,201	61,420	(9,219)	(15)%
Domestic	17,705	19,835	(2,130)	(11)%
Total new vehicle units	95,165	105,243	(10,078)	(10)%

Same Store:
Revenue:
Luxury	$1,126.3	$1,271.2	$(144.9)	(11)%
Import	1,472.7	1,602.5	(129.8)	(8)%
Domestic	648.1	690.5	(42.4)	(6)%
Total new vehicle revenue	$3,247.1	$3,564.2	$(317.1)	(9)%
Gross profit:
Luxury	$81.8	$80.1	$1.7	2%
Import	56.3	39.1	17.2	44%
Domestic	37.8	28.8	9.0	31%
Total new vehicle gross profit	$175.9	$148.0	$27.9	19%
New vehicle units:
Luxury	20,009	23,085	(3,076)	(13)%
Import	49,744	56,707	(6,963)	(12)%
Domestic	15,156	17,205	(2,049)	(12)%
Total new vehicle units	84,909	96,997	(12,088)	(12)%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per new vehicle sold	$39,588	$36,708	$2,880	8%
Gross profit per new vehicle sold	$2,296	$1,516	$780	51%
New vehicle gross margin	5.8%	4.1%	1.7%

Luxury:
Gross profit per new vehicle sold	$4,501	$3,473	$1,028	30%
New vehicle gross margin	7.8%	6.3%	1.5%
Import:
Gross profit per new vehicle sold	$1,144	$685	$459	67%
New vehicle gross margin	3.9%	2.4%	1.5%
Domestic:
Gross profit per new vehicle sold	$2,547	$1,719	$828	48%
New vehicle gross margin	5.9%	4.3%	1.6%

Same Store:
Revenue per new vehicle sold	$38,242	$36,745	$1,497	4%
Gross profit per new vehicle sold	$2,072	$1,526	$546	36%
New vehicle gross margin	5.4%	4.2%	1.2%

Luxury:
Gross profit per new vehicle sold	$4,088	$3,470	$618	18%
New vehicle gross margin	7.3%	6.3%	1.0%
Import:
Gross profit per new vehicle sold	$1,132	$690	$442	64%
New vehicle gross margin	3.8%	2.4%	1.4%
Domestic:
Gross profit per new vehicle sold	$2,494	$1,674	$820	49%
New vehicle gross margin	5.8%	4.2%	1.6%
New vehicle revenue decreased by $95.9 million (2%), as a result of a 10% decrease in new vehicle unit sales partially offset by an 8% increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $317.1 million (9%) as a result of a 12% decrease in new vehicle units sold, partially offset by a 4% increase in revenue per new vehicle sold.
Same store new vehicle gross profit in 2020 increased by $27.9 million (19%), as a result of a 36% increase in gross profit per new vehicle sold partially offset by a 12% decrease in unit volumes. Same store new vehicle gross margin increased 120 basis points to 5.4% in 2020, primarily as a result of a supply shortage for much of 2020 caused by manufacturers reducing or halting production due to the COVID-19 pandemic.
We finished 2020 with a 40 day supply of new vehicle inventory which is below our target of 70 to 75 days primarily as a result of production challenges caused by the COVID-19 pandemic.

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$1,930.0	$1,941.3	$(11.3)	(1)%
Used vehicle wholesale revenues	239.5	190.3	49.2	26%
Used vehicle revenue	$2,169.5	$2,131.6	$37.9	2%
Gross profit:
Used vehicle retail gross profit	$145.3	$133.1	$12.2	9%
Used vehicle wholesale gross profit	11.3	1.0	10.3	NM
Used vehicle gross profit	$156.6	$134.1	$22.5	17%
Used vehicle retail units:
Used vehicle retail units	80,537	88,602	(8,065)	(9)%

Same Store:
Revenue:
Used vehicle retail revenues	$1,685.8	$1,772.4	$(86.6)	(5)%
Used vehicle wholesale revenues	190.7	175.5	15.2	9%
Used vehicle revenue	$1,876.5	$1,947.9	$(71.4)	(4)%
Gross profit:
Used vehicle retail gross profit	$127.4	$124.1	$3.3	3%
Used vehicle wholesale gross profit	9.1	1.6	7.5	NM
Used vehicle gross profit	$136.5	$125.7	$10.8	9%
Used vehicle retail units:
Used vehicle retail units	72,468	80,717	(8,249)	(10)%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2020	2019
As Reported:
Revenue per used vehicle retailed	$23,964	$21,910	$2,054	9%
Gross profit per used vehicle retailed	$1,804	$1,502	$302	20%
Used vehicle retail gross margin	7.5%	6.9%	0.6%

Same Store:
Revenue per used vehicle retailed	$23,263	$21,958	$1,305	6%
Gross profit per used vehicle retailed	$1,758	$1,537	$221	14%
Used vehicle retail gross margin	7.6%	7.0%	0.6%

Used vehicle revenue increased by $37.9 million (2%), due to a $49.2 million (26%) increase in used vehicle wholesale revenue partially offset by a $11.3 million (1%) decrease in used retail revenue. Same store used vehicle revenue decreased by $71.4 million (4%) due to an $86.6 million (5%) decrease in used vehicle retail revenue, partially offset by a $15.2 million (9%) increase in used vehicle wholesale revenues.
In 2020, total Company and same store used vehicle retail gross profit margins increased 60 basis points to 7.5% and 7.6%, respectively. We primarily attribute the increases in used vehicle retail gross profit margin to increased demand for used vehicles as a result of new vehicle inventory shortages caused by the COVID-19 pandemic.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 31 days of supply as of December 31, 2020.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions)
As Reported:
Parts and service revenue	$889.8	$899.4	$(9.6)	(1)%
Parts and service gross profit:
Customer pay	$310.6	$317.3	$(6.7)	(2)%
Warranty	92.8	88.8	4.0	5%
Wholesale parts	22.1	23.8	(1.7)	(7)%
Parts and service gross profit, excluding reconditioning and preparation	$425.5	$429.9	$(4.4)	(1)%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.8%	—%
Reconditioning and preparation *	117.7	129.4	(11.7)	(9)%
Total parts and service gross profit	$543.2	$559.3	$(16.1)	(3)%

Same Store:
Parts and service revenue	$775.4	$840.0	$(64.6)	(8)%
Parts and service gross profit:
Customer pay	$269.5	$298.7	$(29.2)	(10)%
Warranty	76.7	83.4	(6.7)	(8)%
Wholesale parts	19.7	21.8	(2.1)	(10)%
Parts and service gross profit, excluding reconditioning and preparation	$365.9	$403.9	$(38.0)	(9)%
Parts and service gross margin, excluding reconditioning and preparation	47.2%	48.1%	(0.9)%
Reconditioning and preparation *	104.9	118.4	(13.5)	(11)%
Total parts and service gross profit	$470.8	$522.3	$(51.5)	(10)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying Consolidated Statements of Income upon the sale of the vehicle.
The $9.6 million (1%) decrease in parts and service revenue was primarily due to a $11.2 million decrease in wholesale parts revenue and a $0.3 million decrease in customer pay revenue partially offset by a $1.9 million increase in warranty revenue. The wholesale parts business was negatively affected by the COVID-19 pandemic which significantly reduced demand as a result of fewer miles being driven. Same store parts and service revenue decreased $64.6 million (8%) from $840.0 million in 2019 to $775.4 million in 2020. The decrease in same store parts and service revenue was due to a $33.9 million (7%) decrease in customer pay revenue, a $13.6 million (9%) decrease in warranty revenue, and a $11.1 million (9%) decrease in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, decreased by $4.4 million (1%) to $425.5 million and same store gross profit, excluding reconditioning and preparation, decreased by $38.0 million (9%) to $365.9 million. The $38.0 million decrease in same store gross profit, excluding reconditioning and preparation, is primarily due to a $29.2 million (10%) decrease in customer pay gross profit, a $6.7 million (8%) decrease in warranty gross profit, and a $2.1 million (10%) decrease in wholesale parts gross profit. The COVID-19 global pandemic negatively impacted our parts and service business for most of 2020 as a result of people driving fewer miles and therefore requiring less vehicle maintenance. In addition, fewer accidents on the roadways negatively impacted our collision repair business.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$305.1	$316.0	$(10.9)	(3)%
Finance and insurance, net per vehicle sold	$1,736	$1,630	$106	7%

Same Store:
Finance and insurance, net	$279.4	$292.3	$(12.9)	(4)%
Finance and insurance, net per vehicle sold	$1,775	$1,645	$130	8%
F&I revenue, net decreased by $10.9 million (3%) in 2020 when compared to 2019 primarily as a result of a 9% decrease in new and used retail unit sales partially offset by a 7% increase in F&I per vehicle retailed.
On a same store basis F&I revenue, net decreased by $12.9 million (4%) in 2020 when compared to 2019 primarily as a result of a 11% decrease in new and used retail unit sales partially offset by a 8% increase in F&I per vehicle retailed.
During 2020 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.

Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2020	% of Gross Profit	2019	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$386.5	31.6%	$384.2	32.9%	$2.3	(1.3)%
Sales compensation	121.4	9.9%	122.1	10.4%	(0.7)	(0.5)%
Share-based compensation	12.6	1.0%	12.5	1.1%	0.1	(0.1)%
Outside services	82.9	6.8%	85.1	7.3%	(2.2)	(0.5)%
Advertising	25.5	2.1%	34.4	2.9%	(8.9)	(0.8)%
Rent	32.2	2.6%	27.1	2.3%	5.1	0.3%
Utilities	15.8	1.3%	16.4	1.4%	(0.6)	(0.1)%
Insurance	16.7	1.4%	14.5	1.2%	2.2	0.2%
Other	88.3	7.2%	103.5	8.9%	(15.2)	(1.7)%
Selling, general, and administrative expense	$781.9	63.9%	$799.8	68.4%	$(17.9)	(4.5)%
Gross profit	$1,223.4		$1,168.9

Same Store:
Personnel costs	$339.4	31.9%	$359.5	33.0%	$(20.1)	(1.1)%
Sales compensation	107.2	10.1%	112.3	10.3%	(5.1)	(0.2)%
Share-based compensation	12.6	1.2%	12.5	1.1%	0.1	0.1%
Outside services	74.0	7.0%	78.7	7.2%	(4.7)	(0.2)%
Advertising	19.8	1.9%	30.6	2.8%	(10.8)	(0.9)%
Rent	31.7	3.0%	26.8	2.5%	4.9	0.5%
Utilities	13.9	1.3%	15.2	1.4%	(1.3)	(0.1)%
Insurance	13.7	1.3%	12.4	1.1%	1.3	0.2%
Other	80.0	7.5%	98.9	9.2%	(18.9)	(1.7)%
Selling, general, and administrative expense	$692.3	65.2%	$746.9	68.6%	$(54.6)	(3.4)%
Gross profit	$1,062.6		$1,088.3
SG&A expense as a percentage of gross profit decreased 450 basis points from 68.4% in 2019 to 63.9% in 2020. Same store SG&A expense as a percentage of gross profit decreased 340 basis points from 68.6% in 2019 to 65.2% in 2020. The decrease in SG&A as a percentage of gross profit is the result of broad cost cutting measures implemented as a result of the COVID-19 global pandemic and higher gross profits on new and used vehicle sales triggered by new vehicle inventory shortages caused by pandemic related production disruptions. In addition to personnel cost savings realized as a result of headcount reductions, our cost cutting measures significantly reduced controllable expenses, such as advertising and travel. We were also able to generate savings by adjusting our loaner vehicle fleet to accommodate the COVID-19 triggered service volume downturn. We anticipate our SG&A expense as a percentage of gross profit to gradually increase as new vehicle inventory levels begin to normalize in 2021.
Depreciation and Amortization Expense —
The $2.3 million (6%) increase in depreciation and amortization expense during 2020 compared to 2019, was primarily the result of depreciation associated with dealership acquisitions during 2020, additional assets placed into service during 2020, and depreciation expense associated with the purchase of previously leased properties.
Franchise Rights Impairment —
We assessed our manufacturer franchise rights for impairment by comparing the present value of cash flows attributable to each franchise right to its carrying value. As a result of our impairment testing performed as of March 31, 2020, we recognized a $23.0 million pretax non-cash charge related to eleven dealerships during the year ended December 31, 2020 and a $7.1 million charge as a result of our annual impairment test related to six dealerships during the year ended December 31, 2019.
Other Operating Expenses (Income), net —
Other operating expenses (income), net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. During the twelve months ended December 31, 2020, the Company recorded other operating expense, net of $9.2 million, which included $12.9 million related to the Park Place acquisition, $0.7 million real estate related impairment partially offset by a $2.1 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate.
During the twelve months ended December 31, 2019, the Company recorded expense of $0.8 million, net, which included a $2.6 million pre-tax loss related to the write-off of fixed assets, partially offset by $1.8 million, net of other non-core operating income.
Floor Plan Interest Expense —
Floor plan interest decreased by $20.2 million (53%) to $17.7 million during 2020 compared to $37.9 million during 2019, as a result of a decrease in the LIBOR rate on which our floor plan interest rate is calculated as well as generally lower new vehicle inventory levels during 2020 as a result of pandemic related production issues.
Income Tax Expense —
The $24.2 million (41%) increase in income tax expense was the result of a $94.2 million (39%) increase in income before income taxes. Our effective tax rate increased 40 basis points from 24.4% in 2019 to 24.8% in 2020. The increase in our effective tax rate was primarily due to an increased state rate attributed to higher apportionment in certain jurisdictions in states in which the Company has significant activity. We expect our effective tax rate to be around 25% in 2021.
Refer to Note 15 "Income Taxes" for additional information regarding income taxes.

RESULTS OF OPERATIONS
The Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,863.3	$3,788.7	$74.6	2%
Used vehicle	2,131.6	1,972.4	159.2	8%
Parts and service	899.4	821.0	78.4	10%
Finance and insurance, net	316.0	292.3	23.7	8%
TOTAL REVENUE	7,210.3	6,874.4	335.9	5%
GROSS PROFIT:
New vehicle	159.5	165.2	(5.7)	(3)%
Used vehicle	134.1	129.7	4.4	3%
Parts and service	559.3	515.8	43.5	8%
Finance and insurance, net	316.0	292.3	23.7	8%
TOTAL GROSS PROFIT	1,168.9	1,103.0	65.9	6%
OPERATING EXPENSES:
Selling, general, and administrative	799.8	755.8	44.0	6%
Depreciation and amortization	36.2	33.7	2.5	7%
Franchise rights impairment	7.1	3.7	3.4	92%
Other operating expenses (income), net	0.8	(1.1)	1.9	(173)%
INCOME FROM OPERATIONS	325.0	310.9	14.1	5%
OTHER EXPENSES (INCOME):
Floor plan interest expense	37.9	32.5	5.4	17%
Other interest expense, net	54.9	53.1	1.8	3%
Swap interest expense	—	0.5	(0.5)	(100)%
Gain on dealership divestitures, net	(11.7)	—	(11.7)	—
Total other expenses, net	81.1	86.1	(5.0)	(6)%
INCOME BEFORE INCOME TAXES	243.9	224.8	19.1	8%
Income tax expense	59.5	56.8	2.7	5%
NET INCOME	$184.4	$168.0	$16.4	10%
Net income per common share—Diluted	$9.55	$8.28	$1.27	15%

	For the Year Ended December 31,
	2019	2018
REVENUE MIX PERCENTAGES:
New vehicles	53.6%	55.1%
Used retail vehicles	26.9%	25.9%
Used vehicle wholesale	2.6%	2.8%
Parts and service	12.5%	11.9%
Finance and insurance, net	4.4%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	13.6%	15.0%
Used retail vehicles	11.5%	11.5%
Used vehicle wholesale	0.1%	0.2%
Parts and service	47.8%	46.8%
Finance and insurance, net	27.0%	26.5%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.2%	16.0%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	68.4%	68.5%
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
Total other expenses (income), net decreased by $5.0 million in 2019, primarily due to an $11.7 million increase in gain on divestitures and a $0.5 million decrease in swap interest expense in 2019, partially offset by a $5.4 million increase in floor plan interest expense and a $1.8 million increase in other interest expense, net. As a result, income before income taxes increased by $19.1 million (8%) to $243.9 million in 2019. The $2.7 million (5%) increase in income tax expense was primarily attributable to the 8% increase in income before taxes, partially offset by a 3% decrease associated with a lower effective tax rate. Overall, net income increased by $16.4 million (10%) from $168.0 million in 2018 to $184.4 million in 2019.
On January 1, 2019, we adopted ASC 842, utilizing the optional transition relief method, which allowed for the effective date of the new leases standard as the date of initial application. Our prior period comparative information has not been adjusted and continues to be reported under accounting standards in effect for those periods. The adoption of this accounting standard had a minimal impact on the financial results of the Company for the twelve months ended December 31, 2020. For additional information related to the impacts from the adoption of this update, please refer to Note 18 "Leases" within the accompanying Consolidated Financial Statements.
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
New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,318.7	$1,235.3	$83.4	7%
Import	1,742.4	1,790.2	(47.8)	(3)%
Domestic	802.2	763.2	39.0	5%
Total new vehicle revenue	$3,863.3	$3,788.7	$74.6	2%
Gross profit:
Luxury	$83.3	$80.0	$3.3	4%
Import	42.1	52.6	(10.5)	(20)%
Domestic	34.1	32.6	1.5	5%
Total new vehicle gross profit	$159.5	$165.2	$(5.7)	(3)%
New vehicle units:
Luxury	23,988	22,979	1,009	4%
Import	61,420	62,939	(1,519)	(2)%
Domestic	19,835	19,357	478	2%
Total new vehicle units	105,243	105,275	(32)	—%

Same Store:
Revenue:
Luxury	$1,314.4	$1,235.3	$79.1	6%
Import	1,687.1	1,744.8	(57.7)	(3)%
Domestic	681.0	763.2	(82.2)	(11)%
Total new vehicle revenue	$3,682.5	$3,743.3	$(60.8)	(2)%
Gross profit:
Luxury	$83.4	$80.0	$3.4	4%
Import	39.9	51.0	(11.1)	(22)%
Domestic	27.9	32.6	(4.7)	(14)%
Total new vehicle gross profit	$151.2	$163.6	$(12.4)	(8)%
New vehicle units:
Luxury	23,890	22,979	911	4%
Import	59,539	61,305	(1,766)	(3)%
Domestic	16,817	19,357	(2,540)	(13)%
Total new vehicle units	100,246	103,641	(3,395)	(3)%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
As Reported:
Revenue per new vehicle sold	$36,708	$35,989	$719	2%
Gross profit per new vehicle sold	$1,516	$1,569	$(53)	(3)%
New vehicle gross margin	4.1%	4.4%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,473	$3,481	$(8)	—%
New vehicle gross margin	6.3%	6.5%	(0.2)%
Import:
Gross profit per new vehicle sold	$685	$836	$(151)	(18)%
New vehicle gross margin	2.4%	2.9%	(0.5)%
Domestic:
Gross profit per new vehicle sold	$1,719	$1,684	$35	2%
New vehicle gross margin	4.3%	4.3%	—%

Same Store:
Revenue per new vehicle sold	$36,735	$36,118	$617	2%
Gross profit per new vehicle sold	$1,508	$1,579	$(71)	(4)%
New vehicle gross margin	4.1%	4.4%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$3,491	$3,481	$10	—%
New vehicle gross margin	6.3%	6.5%	(0.2)%
Import:
Gross profit per new vehicle sold	$670	$832	$(162)	(19)%
New vehicle gross margin	2.4%	2.9%	(0.5)%
Domestic:
Gross profit per new vehicle sold	$1,659	$1,684	$(25)	(1)%
New vehicle gross margin	4.1%	4.3%	(0.2)%
New vehicle revenue increased by $74.6 million (2%), as a result of a 2% increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $60.8 million (2%) as a result of a 3% decreases in new vehicle units sold, partially offset by an increase in revenue per new vehicle sold.
The 3% decrease in same store unit sale volume was driven by a 3% and 13% decrease in import and domestic units, respectively, partially offset by a 4% increase in luxury units.

Same store new vehicle gross profit in 2019 decreased by $12.4 million (8%), as a result of a 4% decrease in gross profit per new vehicle sold, and a 3% decrease in unit volumes. Same store new vehicle gross margin decreased 30 basis point to 4.1% in 2019, as a result of margin pressure across our brand offerings, but particularly our import brands, which decreased 50 basis points from 2.9% in 2018 to 2.4% in 2019.

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
Used vehicle revenue increased by $159.2 million (8%), due to a $158.0 million (9%) increase in used retail revenue and $1.2 million (1%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increase by $91.7 million (5%) due to a $93.2 million (5%) increase in used vehicle retail revenue, partially offset by a $1.5 million (1%) decrease in used vehicle wholesale revenues.
In 2019, total Company and same store used vehicle retail gross profit margins decreased 30 and 40 basis points to 6.9% and 6.8%, respectively. We primarily attribute the decrease in used vehicle retail gross profit margin to the Company's efforts to grow our sales volume, which benefits our reconditioning and preparation business and finance and insurance, net, as well as increased competition and price transparency within the used vehicle marketplace.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 29 days of supply as of December 31, 2019.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2019	2018
	(Dollars in millions)
As Reported:
Parts and service revenue	$899.4	$821.0	$78.4	10%
Parts and service gross profit:
Customer pay	$317.3	$292.0	$25.3	9%
Warranty	88.8	76.8	12.0	16%
Wholesale parts	23.8	22.8	1.0	4%
Parts and service gross profit, excluding reconditioning and preparation	$429.9	$391.6	$38.3	10%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.7%	0.1%
Reconditioning and preparation *	129.4	124.2	5.2	4%
Total parts and service gross profit	$559.3	$515.8	$43.5	8%

Same Store:
Parts and service revenue	$867.0	$810.9	$56.1	7%
Parts and service gross profit:
Customer pay	$305.4	$288.6	$16.8	6%
Warranty	85.4	76.1	9.3	12%
Wholesale parts	23.4	22.5	0.9	4%
Parts and service gross profit, excluding reconditioning and preparation	$414.2	$387.2	$27.0	7%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.7%	0.1%
Reconditioning and preparation *	124.5	122.0	2.5	2%
Total parts and service gross profit	$538.7	$509.2	$29.5	6%
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
Parts and service gross profit, excluding reconditioning and preparation, increased by $38.3 million (10%) to $429.9 million and same store gross profit, excluding reconditioning and preparation, increased by $27.0 million (7%) to $414.2 million. The $27.0 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $16.8 million (6%) increase in customer pay gross profit, a $9.3 million (12%) increase in warranty gross profit, and a $0.9 million (4%) increase in wholesale parts gross profit. We attribute the increase in same store gross profit to our continued strategic focus on customer retention as well as additional warranty work.

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

Other Operating Expenses (Income), net —
Other operating expenses (income), net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. During the twelve months ended December 31, 2019, the Company recorded expense of $0.8 million, net which included a $2.6 million pre-tax loss related to the write-off of fixed assets, partially offset by $1.8 million, net of other non-core operating income.

The $1.1 million in other operating income, net for 2018, is primarily due to a $0.7 million gain resulting from legal settlements and $.04 million of other non-core operating income.
Floor Plan Interest Expense —
Floor plan interest increased by $5.4 million (17%) to $37.9 million during 2019 compared to $32.5 million during 2018, as a result of an increase in LIBOR from which our floor plan interest rate is calculated and increased floor plan borrowings from higher inventory levels during 2019.
Income Tax Expense—
The $2.7 million (5%) increase in income tax expense was the result of a $19.1 million (8%) increase in income before income taxes, partially offset by a decrease as a result of a lower effective tax rate and an excess tax benefit related to the vesting of share-based awards. Our effective tax decreased from 25.3% in 2018 to 24.4 in 2019. The decrease in our effective tax rate was primarily due to a reduced state rate attributed to lower apportionment in certain jurisdictions and statutory rate reductions in states in which the Company has significant activity. We expect our effective tax rate to be between 24.5% and 25.5% for 2020.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2020, we had total available liquidity of $461.9 million, which consisted of $1.4 million of cash and cash equivalents, $85.4 million of available funds in our floor plan offset accounts, $237.3 million of availability under our revolving credit facility, and $137.8 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2020, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants and Defaults" and "Share Repurchases and Dividend Restrictions" below.
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
Park Place Acquisition
On March 24, 2020, the Company delivered notice to the sellers terminating the 2019 Asset Purchase Agreement and the Real Estate Purchase Agreement related to the Park Place acquisition in exchange for the payment of $10.0 million of liquidated damages. In connection with the termination of the Transaction Agreements, the Company delivered a notice of special mandatory redemption to holders of its $525.0 million aggregate principal amount of Senior Notes due 2028 (the"2028 Notes") and $600.0 million aggregate principal amount of Senior Notes due 2030 (the "2030 Notes") pursuant to which it redeemed on a pro rata basis (1) $245.0 million of the 2028 Notes and (2) $280.0 million of the 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to, but excluding the special mandatory redemption date (the "Special Mandatory Redemption").
On July 6, 2020, the Company entered into the Revised Asset Purchase Agreement with respect to the Revised Transaction. The Revised Transaction was completed on August 24, 2020 for a purchase price of $889.9 million. The purchase price was financed through a combination of cash, floor plan facilities and seller financing discussed in more detail below.
Material Indebtedness
We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, refer to the "Long-Term Debt" footnote included in the Notes to Consolidated Financial Statements.

•2019 Senior Credit Facility—On September 25, 2019, the Company and certain of its subsidiaries entered into the third amended and restated credit agreement with Bank of America, as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). The 2019 Senior Credit Agreement provides for the following:
Revolving Credit Facility — A $250.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. We had $12.7 million in outstanding letters of credit as of December 31, 2020, resulting in $237.3 million of borrowing availability as of December 31, 2020.
New Vehicle Floor Plan Facility — A $1.04 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of this floor plan offset account, we experienced a reduction in Floor Plan Interest Expense on our Consolidated Statements of Income. As of December 31, 2020, we had $637.3 million outstanding under the New Vehicle Floor Plan Facility, which is net of $78.6 million in our floor plan offset account.
Used Vehicle Floor Plan Facility — A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. We began the year with nothing drawn on our used vehicle floor plan facility. During the year ended December 31, 2020, we had borrowings of $220.0 million and repayments of $220.0 million, resulting in no borrowings outstanding on our Used Vehicle Floor Plan Facility as of December 31, 2020. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $137.8 million based on our borrowing base calculation as of December 31, 2020.
Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.
At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. We started the year with $190.0 million of availability under the Revolving Credit Facility re-designated to the New Vehicle Floor Plan Facility to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility. On March 17, 2020, we re-allocated the entire $190.0 million from the New Vehicle Floor Plan Facility to the Revolving Credit Facility.
Borrowings under the 2019 Senior Credit Facility bear interest, at our option, based on LIBOR or the Base Rate, in each case, plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, a range from 1.00% to 2.00% for LIBOR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.10% or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.40% or the Base Rate plus 0.40%.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 to extend the maturity date to July 31, 2021. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2020, we had $64.9 million, which is net of $6.8 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $132.7 million, outstanding under our 2019 Senior Credit Facility and facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts payable and accrued liabilities in our Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
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
On March 24, 2020, the Company delivered notice to the sellers terminating the 2019 Asset Purchase Agreement and the Real Estate Purchase Agreement. As a result, the Company redeemed $245.0 million aggregate principal million of the 2028 Notes and $280.0 million aggregate principal amount of the 2030 Notes pursuant to the Special Mandatory Redemption.
In September 2020, the Company completed an add-on issuance of $250.0 million aggregate principal amount of additional senior notes consisting of $125.0 million aggregate principal amount of additional 2028 Notes at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional 2030 Notes (together with the additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020 (the "September 2020 Offering"). After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from the September Offering. The $3.5 million premium paid by the initial purchasers of the Additional Notes was recorded as a component of long-term debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the Notes. The proceeds of the September 2020 Offering were used to redeem the Seller Notes issued in connection with the Revised Transaction.
The notes of each series are guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and future restricted subsidiaries, with certain exceptions. In addition, the notes are subject to customary covenants, events of default and optional redemption revisions. The notes are required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of the notes. The Company completed the registration of the cash series of Notes in October 2020.
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
•Mortgage notes—As of December 31, 2020, we had $79.2 million of various mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.
•2013 BofA Real Estate Facility—On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A. ("Bank of America"), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of December 31, 2020, we had $33.6 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement.
•2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of December 31, 2020, the outstanding balance under this agreement was $65.5 million, which included $3.8 million classified as Liabilities associated with assets held for sale. There is no further borrowing availability under this facility.

•2018 Bank of America Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of December 31, 2020, we had $84.2 million of outstanding borrowings under the 2018 BofA Real Estate Facility.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of December 31, 2020, we had $92.0 million which includes $5.1 million classified as Liabilities associated with assets held for sale, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under this agreement.
Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2020. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the 2018 BofA Real Estate Credit Agreement, 2018 Wells Fargo Master Loan Agreement, 2013 BofA Real Estate Credit Agreement, 2015 Wells Fargo Master Loan Agreement and the related documents are customary for financing transactions of this nature, including, among others, requirements to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case, as applicable. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. Each of these agreements provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the applicable agreement to immediately repay all amounts outstanding thereunder.
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
The 2019 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage ratio (as defined in the 2019 Senior Credit Facility and the Indenture) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. In the event that our Consolidated Total Leverage ratio does (or would) exceed 3.0 to 1.0, the 2019 Senior Credit Facility and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:
•Restricted payments in an aggregate amount not to exceed $20.0 million in any fiscal year;

•General restricted payments allowance of $150.0 million; and
•Subject to our continued compliance with a minimum consolidated current ratio, a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the 2019 Senior Credit Facility and the Indenture) beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the "Measurement Period"), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period minus (iii) the dollar amount of share purchases made and dividends paid on or after December 4, 2014.
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
During 2020, we did not repurchase any shares of our common stock under the Repurchase Program. As of December 31, 2020 we had remaining authorization to repurchase $66.3 million in shares of our common stock under the Repurchase Program.
On January 27, 2021, the Board of Directors increased the Company’s share repurchase authorization under our Repurchase Program by $33.7 million to $100 million. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During 2020, we repurchased 56,607 shares of our common stock for $5.1 million from employees in connection with a net share settlement feature of employee equity-based awards.
Contractual Obligations
As of December 31, 2020, we had the following contractual obligations (in millions; note references are to the notes to our Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	2021	2022	2023	2024	2025	Thereafter	Total
Floor plan notes payable (Notes10&11)	$702.2	$—	$—	$—	$—	$—	$702.2
Operating lease liabilities (a)	24.7	24.9	22.2	19.6	19.5	210.6	321.5
Operating lease liabilities expense (a)	13.5	12.5	11.5	10.7	9.8	66.9	124.9
Long-term debt (Note 13) (a)	37.1	20.6	34.2	53.0	144.6	931.6	1,221.1
Interest on long-term debt (a)(b)	47.7	47.1	46.3	45.5	42.8	133.4	362.8
Total contractual obligations	$825.2	$105.1	$114.2	$128.8	$216.7	$1,342.5	$2,732.5
________________________________________
(a)For additional information related to the Company's operating and finance lease liabilities presented within the accompanying Consolidated Financial Statements, see Note 18 "Leases" of the Notes thereto.
(b)Includes variable rate interest payments calculated using an estimated LIBOR rate of 0.14%, and assumes that borrowings will not be refinanced prior to or upon maturity.
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

	For the Year Ended December 31,
	2020	2019	2018
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$652.5	$349.8	$10.1
New vehicle floor plan borrowings (repayments)—non-trade, net	(155.3)	(194.7)	171.5
Cash provided by operating activities, as adjusted	$497.2	$155.1	$181.6
Operating Activities—
Net cash provided by operating activities totaled $652.5 million, $349.8 million, and $10.1 million for the year ended December 31, 2020, 2019, and 2018, respectively. Net cash provided by operating activities, as adjusted, totaled $497.2 million, $155.1 million, and $181.6 million for the year ended December 31, 2020, 2019, and 2018, respectively. Net cash provided by operating activities, as adjusted, includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, and changes in floor plan notes payable—non-trade.
The $342.1 million increase in net cash provided by operating activities, as adjusted, for the year ended December 31, 2020 compared to the year ended December 31, 2019, was primarily the result of the following:

•$152.6 million related to a decrease in inventory, net of floor plan notes payable, including both trade and non-trade;
•$110.3 million related to an increase in accounts payable and accrued liabilities;
•$59.2 million related to non-cash adjustments to net income primarily related to the gain on dealership divestitures in 2020 when compared to 2019;

•$16.5 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2020 as compared to 2019; and
•$14.3 million related to the change in other long-term assets and liabilities.
The increase in our net cash provided by operating activities, as adjusted, was partially offset by:
•$9.6 million related to the change in other current assets, net; and.
•$1.2 million related to operating lease liabilities.
The $26.5 million decrease in our net cash provided by operating activities, as adjusted, for the year ended December 31, 2019 compared to the year ended December 31, 2018, was primarily the result of the following:
•$101.3 million increase related to the change in inventory, net of floor plan notes payable, including both trade and non-trade.
The decrease in our net cash provided by operating activities, as adjusted, was partially offset by:
•$34.9 million related to non-cash adjustments to net income;
•$26.9 million related to the change in accounts payable and accrued liabilities;
•$8.9 million related to the change in other current assets and other long-term assets and liabilities, net; and
•$4.1 million related to timing and collection of accounts receivable and contracts-in-transit during 2019 as compared to 2018.
Investing Activities—
Net cash used in investing activities totaled $820.8 million, $227.6 million, and $149.6 million for the year ended December 31, 2020, 2019, and 2018, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate and acquisitions, were $46.5 million, $57.6 million, and $40.3 million for the year ended December 31, 2020, 2019, and 2018, respectively. Purchases of real estate totaled $2.3 million, $9.2 million, and $17.6 million for the year ended December 31, 2020, 2019, and 2018, respectively. In addition, we purchased previously leased facilities for $4.9 million, and $4.4 million during the year ended December 31, 2019, and 2018, respectively.
We expect that capital expenditures during 2021 will total approximately $55.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the year ended December 31, 2020, we acquired substantially all of the assets of, and leased the real property related to 12 new vehicle dealership franchises (eight dealership locations), two collision centers and an auto auction comprising the Park Place Dealership group for a purchase price of $889.9 million. We funded this acquisition with $527.4 million of cash, $200.0 million of Seller Notes, $127.5 million of floor plan borrowings for the purchase of the related new vehicle inventory and $35.0 million of floor plan borrowings for the purchase of the related used vehicle inventory. In addition, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a purchase price of $63.6 million. This acquisition was funded with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. These acquisitions included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $2.5 million of purchase price holdbacks related to a prior year acquisition
During the year ended December 31, 2019, we acquired the assets of nine franchises (five dealership locations) and one collision center in the Indianapolis, Indiana market and one franchise (one dealership location) in the Denver, Colorado market for a combined purchase price of $210.4 million. We funded these acquisitions with an aggregate of $153.9 million of cash and $55.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.2 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $0.8 million of purchase price holdbacks related to a prior year acquisition.

During the year ended December 31, 2018, we acquired three franchises (three dealership locations) for an aggregate purchase price of $91.3 million.
During the year ended December 31, 2020, we divested two franchises (two dealership locations) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and one franchise (one dealership location) in the Greenville, South Carolina market for proceeds of $177.9 million.
During the year ended December 31, 2019, we divested one franchise (one dealership location) and one collision center for proceeds of $39.1 million. There were no divestitures during the year ended December 31, 2018. Additionally, proceeds from the sale of assets, unrelated to a dealership divestiture, were $4.2 million, $15.0 million, and $4.0 million for the year ended December 31, 2020, 2019, and 2018, respectively.
Financing Activities—
Net cash provided by financing activities totaled $166.2 million and $143.1 million for the year ended December 31, 2020 and 2018, respectively. Net cash used in financing activities totaled $127.0 million for the year ended December 31, 2019.
During the year ended December 31, 2020, 2019, and 2018, we had non-trade floor plan borrowings of $4.31 billion, $4.32 billion, and $4.59 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $220.0 million, $80.0 million, and $300.0 million for the year ended December 31, 2020, 2019, and 2018, respectively, related to our used vehicle floor plan facility. In addition, during the year ended December 31, 2020, 2019, and 2018, we had non-trade floor plan borrowings of $131.6 million, $55.3 million, and $22.7 million respectively, related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the year ended December 31, 2020, 2019, and 2018, we made non-trade floor plan repayments of $4.47 billion, $4.51 billion, and $4.39 billion, respectively. Included in our non-trade floor plan repayments were repayments of $220.0 million, $110.0 million, and $270.0 million for the year ended December 31, 2020, 2019, and 2018, respectively, related to our used vehicle floor plan facility. In addition, during the year ended December 31, 2020 and 2019 we had floor plan repayments associated with dealership divestitures of $60.4 million and $14.1 million, respectively.
During the year ended December 31, 2020, 2019, and 2018, we received proceeds from borrowings totaling $1.88 billion, $97.7 million and $50.7 million, respectively.
Repayments of borrowings totaled $1.62 billion, $48.4 million, and $19.9 million, for the year ended December 31, 2020, 2019, and 2018, respectively.
During the year ended December 31, 2020, we did not repurchase any shares of our common stock under our Repurchase Program. We did repurchase 56,607 shares of our common stock for $5.1 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 19 "Leases (Prior to Adoption of ASC 842)" and Note 20 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements thereto.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $678.1 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of December 31, 2020, a 100 basis point change in interest rates would result in a change of $6.8 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the year ended December 31, 2020, 2019, and 2018, by $44.0 million, $42.2 million, and $39.2 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.

As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have four interest rate swap agreements. Two swap agreements were entered into in July 2020. These swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR. The following table provides information on the attributes of each swap as of December 31, 2020:

Inception Date	Notional Principal Amount	Notional Value	Maturity Value	Maturity Date
	(In millions)	(In millions)	(In millions)
July 2020	$93.5	$91.8	$50.6	December 2028
July 2020	$85.5	$84.1	$57.3	November 2025
June 2015	$100.0	$74.6	$53.1	February 2025
November 2013	$75.0	$49.0	$38.7	September 2023
For additional information about the effect of our derivative instruments, please refer to Note 14 "Financial Instruments and Fair Value" within the accompanying Consolidated Financial Statements.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Asbury Automotive Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Estimate of Manufacturer Franchise Rights in Acquisitions and Impairment Assessments

Description of the Matter	During 2020, the Company completed its acquisition of fifteen franchises (nine dealership locations) for a total purchase price of $953.5 million, $337.8 million of which related to manufacturer franchise rights, an indefinite-lived intangible asset, as disclosed in Note 3 to the consolidated financial statements. Each transaction was accounted for as a business combination. At December 31, 2020, the Company's manufacturer franchise rights for these and prior acquisitions had an aggregate carrying value of approximately $425.2 million, as disclosed in Note 9 of the consolidated financial statements. Each manufacturer franchise right asset is assessed for impairment annually as of October 1st, or more often if events or circumstances indicated that impairment may have occurred. If the fair value of the intangible asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference. In connection with its impairment assessments during the year-ended December 31, 2020, the Company recorded impairment charges of $23.0 million related to manufacturer franchise rights.
Auditing the Company's estimate of fair value of the manufacturer franchise rights acquired during the year, as well as the fair value estimates used in the impairment assessments, is complex due to the significant management judgments and estimates required. The Company's model for estimating the fair value of these assets utilizes market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins and future selling, general and administrative expenses, all of which are forward-looking and affected by expectations about economic, industry and company-specific factors.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process over the manufacturer franchise rights fair value estimates used in conjunction with its acquisitions and its impairment assessments. For example, this included testing controls over management’s review of the model, significant assumptions, other inputs and the completeness and accuracy of the data used in the measurements.
To test the fair value of the Company's manufacturer franchise rights at acquisition and as part of the impairment assessments, our audit procedures included, among others, evaluating the Company's use of the discounted cash flows method, testing of the assumptions and inputs to the valuation model used to develop the projected financial information, involving our valuation specialists to assist in the testing of the weighted average cost of capital utilized and testing the completeness and accuracy of the underlying data. We compared the assumptions to current industry, market and economic trends, to the Company's historical results and other market participant considerations. In addition, we assessed the accuracy of the Company’s historical projections by comparing them to actual operating results. We also performed a sensitivity analysis of certain assumptions such as year-over-year and terminal growth rates, future gross margins, future selling, general, and administrative expenses and weighted average cost of capital to evaluate the potential change in the fair value of the manufacturer franchise rights resulting from changes in underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Atlanta, Georgia
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Asbury Automotive Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Asbury Automotive Group, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Asbury Automotive Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of fifteen franchises (nine dealership locations), two collision centers and one auto auction acquired during 2020, which are included in the 2020 consolidated financial statements of the Company and constituted $1,015.6 million of consolidated assets as of December 31, 2020 and $687.1 million of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the fifteen franchises (nine dealership locations), two collision centers and one auto auction.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2021

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1.4	$3.5
Contracts-in-transit, net	161.5	194.7
Accounts receivable, net	155.5	136.2
Inventories, net	875.2	985.0
Assets held for sale	28.3	154.2
Other current assets	183.8	129.0
Total current assets	1,405.7	1,602.6
PROPERTY AND EQUIPMENT, net	956.2	909.7
OPERATING LEASE RIGHT-OF-USE ASSETS	317.4	65.6
GOODWILL	562.2	201.7
INTANGIBLE FRANCHISE RIGHTS	425.2	121.7
OTHER LONG-TERM ASSETS	9.6	10.0
Total assets	$3,676.3	$2,911.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$64.9	$130.3
Floor plan notes payable—non-trade, net	637.3	657.7
Current maturities of long-term debt	36.6	32.4
Current maturities of operating leases	24.8	17.0
Accounts payable and accrued liabilities	450.9	308.7
Liabilities associated with assets held for sale	8.9	100.9
Total current liabilities	1,223.4	1,247.0
LONG-TERM DEBT	1,165.2	907.0
LONG-TERM LEASE LIABILITY	296.7	52.6
DEFERRED INCOME TAXES	34.6	26.0
OTHER LONG-TERM LIABILITIES	50.9	32.4
COMMITMENTS AND CONTINGENCIES (Note 20)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 41,133,668 and 41,072,080 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	595.5	582.9
Retained earnings	1,348.9	1,094.5
Treasury stock, at cost; 21,848,314 and 21,791,707 shares, respectively	(1,033.7)	(1,028.6)
Accumulated other comprehensive loss	(5.6)	(2.9)
Total shareholders' equity	905.5	646.3
Total liabilities and shareholders' equity	$3,676.3	$2,911.3

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
REVENUE:
New vehicle	$3,767.4	$3,863.3	$3,788.7
Used vehicle	2,169.5	2,131.6	1,972.4
Parts and service	889.8	899.4	821.0
Finance and insurance, net	305.1	316.0	292.3
TOTAL REVENUE	7,131.8	7,210.3	6,874.4
COST OF SALES:
New vehicle	3,548.9	3,703.8	3,623.5
Used vehicle	2,012.9	1,997.5	1,842.7
Parts and service	346.6	340.1	305.2
TOTAL COST OF SALES	5,908.4	6,041.4	5,771.4
GROSS PROFIT	1,223.4	1,168.9	1,103.0
OPERATING EXPENSES:
Selling, general, and administrative	781.9	799.8	755.8
Depreciation and amortization	38.5	36.2	33.7
Franchise rights impairment	23.0	7.1	3.7
Other operating expenses (income), net	9.2	0.8	(1.1)
INCOME FROM OPERATIONS	370.8	325.0	310.9
OTHER EXPENSES (INCOME):
Floor plan interest expense	17.7	37.9	32.5
Other interest expense, net	56.7	54.9	53.1
Swap interest expense	—	—	0.5
Loss on extinguishment of long-term debt, net	20.6	—	—
Gain on dealership divestitures, net	(62.3)	(11.7)	—
Total other expenses, net	32.7	81.1	86.1
INCOME BEFORE INCOME TAXES	338.1	243.9	224.8
Income tax expense	83.7	59.5	56.8
NET INCOME	$254.4	$184.4	$168.0
EARNINGS PER COMMON SHARE:
Basic—
Net Income	$13.25	$9.65	$8.36
Diluted—
Net Income	$13.18	$9.55	$8.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19.2	19.1	20.1
Restricted stock	—	0.1	0.1
Performance share units	0.1	0.1	0.1
Diluted	19.3	19.3	20.3

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$254.4	$184.4	$168.0
Other comprehensive income (loss):
Change in fair value of cash flow swaps	(3.6)	(4.4)	2.3
Income tax benefit (expense) associated with cash flow swaps	0.9	1.1	(0.8)
Comprehensive income	$251.7	$181.1	$169.5

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2017	40,969,987	$0.4	$563.5	$750.3	20,156,962	$(919.1)	$(0.9)	$394.2
Comprehensive Income:
Net income	—	—	—	168.0	—	—	—	168.0
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.8 tax expense	—	—	—	—	—	—	1.5	1.5
Comprehensive income	—	—	—	168.0	—	—	1.5	169.5
Cumulative effect of change in accounting principle - ASU 2014-09	—	—	—	9.2	—	—	—	9.2
Share-based compensation	—	—	10.5	—	—	—	—	10.5
Issuance of common stock in connection with share-based payment arrangements	185,049	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	71,434	(4.8)	—	(4.8)
Purchase of treasury shares	—	—	—	—	1,580,910	(105.4)	—	(105.4)
Retirement of previously repurchased common stock	(89,967)	$—	$(1.1)	$(4.8)	(89,967)	$5.9	$—	$—
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
Comprehensive Income:
Net income	—	—	—	184.4	—	—	—	184.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income	—	—	—	184.4	—	—	(3.3)	181.1
Cumulative effect of change in accounting principle - ASU 2018-02	—	—	—	0.2	—	—	(0.2)	—
Share-based compensation	—	—	12.5			—	—	12.5
Issuance of common stock in connection with share-based payment arrangements	209,390	—	—	—			—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	72,368	(5.2)	—	(5.2)
Purchase of treasury shares	—	—	—	—	202,379	(15.3)	—	(15.3)
Retirement of previously repurchased common stock	(202,379)	—	(2.5)	(12.8)	(202,379)	15.3	—	—
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	254.4	—	—	—	254.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 tax benefit	—	—	—	—	—	—	(2.7)	(2.7)
Comprehensive income	—	—	—	254.4	—	—	(2.7)	251.7
Share-based compensation	—	—	12.6			—	—	12.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	61,588	—	—	—			—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	56,607	(5.1)	—	(5.1)
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$254.4	$184.4	$168.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	38.5	36.2	33.7
Share-based compensation	12.6	12.5	10.5
Deferred income taxes	9.5	5.4	5.3
Franchise rights impairment	23.0	7.1	3.7
Loss on extinguishment of debt	20.6	—	—
Loaner vehicle amortization	21.8	23.6	22.5
Gain on divestitures	(62.3)	(11.7)	—
Change in right-of-use asset	21.5	19.4	—
Other adjustments, net	1.3	4.8	3.1
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	33.2	3.6	(5.0)
Accounts receivable	(19.1)	(6.0)	(1.5)
Inventories	428.0	212.1	(24.4)
Other current assets	(183.3)	(173.7)	(200.8)
Floor plan notes payable—trade, net	(64.5)	38.2	9.8
Accounts payable and accrued liabilities	121.0	10.7	(16.2)
Operating lease liabilities	(20.9)	(19.7)	—
Other long-term assets and liabilities, net	17.2	2.9	1.4
Net cash provided by operating activities	652.5	349.8	10.1
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(46.5)	(57.6)	(40.3)
Capital expenditures—real estate	(2.3)	(9.2)	(17.6)
Purchases of previously leased real estate	—	(4.9)	(4.4)
Acquisitions	(954.1)	(210.0)	(91.3)
Divestitures	177.9	39.1	—
Proceeds from the sale of assets	4.2	15.0	4.0
Net cash used in investing activities	(820.8)	(227.6)	(149.6)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	4,312.0	4,318.6	4,591.9
Floor plan borrowings—acquisitions	131.6	55.3	22.7
Floor plan repayments—non-trade	(4,467.3)	(4,513.3)	(4,390.4)
Floor plan repayments—divestitures	(60.4)	(14.1)	—
Proceeds from borrowings	1,875.3	97.7	50.7
Repayments of borrowings	(1,622.5)	(48.4)	(19.9)
Sale and leaseback transaction	7.3	—	—
Payment of debt issuance costs	(4.7)	(2.3)	(1.7)
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(5.1)	(20.5)	(110.2)
Net cash provided by (used in) financing activities	166.2	(127.0)	143.1
Net (decrease) increase in cash and cash equivalents	(2.1)	(4.8)	3.6
CASH AND CASH EQUIVALENTS, beginning of period	3.5	8.3	4.7
CASH AND CASH EQUIVALENTS, end of period	$1.4	$3.5	$8.3

See Note 17 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2020, 2019, and 2018)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of December 31, 2020, we owned and operated 112 new vehicle franchises (91 dealership locations), representing 31 brands of automobiles, 25 collision centers, and one auto auction in 16 metropolitan markets, within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles, parts and services, which includes repair and maintenance services, replacement parts and collision repair services, and finance and insurance products. For the year ended December 31, 2020, our new vehicle revenue brand mix consisted of 41% imports, 39% luxury, and 20% domestic brands.
Our operating results are generally subject to seasonal variations. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues to generally be higher during these periods. In addition, we typically experience higher sales of luxury vehicles in the fourth quarter, which have higher average selling prices and gross profit per vehicle retailed. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, inventory availability, vehicle manufacturer incentive programs, or adverse weather events.
On August 24, 2020 the Company closed on the purchase of the Park Place Dealership group, acquiring substantially all of the assets of and leasing the real property related to, 12 franchises (eight dealership locations), two collision centers and an auto auction for a purchase price of $889.9 million. The purchase price was financed through a combination of cash, debt and seller financing. See Note 3 "Acquisitions and Divestitures" for details of the Revised Transaction.
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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. During the year-ended we recorded a $0.7 million impairment related to a vacant property. We did not record an impairment of our property and equipment in 2019 and 2018.
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
Derivative Instruments and Hedging Activities
From time to time, we utilize derivative financial instruments to manage our interest rate risk. The types of risks hedged are those relating to the variability of cash flows caused by fluctuations in interest rates. We document our risk management strategy and assess hedge effectiveness at each interest rate swap's inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.
The unrealized gains or losses on our hedges is reported as a component of Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets, and reclassified to Other interest expense, net in the accompanying Consolidated Statements of Income in the period during which the hedged transaction affects earnings.
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

Share Repurchases

Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as treasury stock. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings. The Company did not repurchase any shares under the Repurchase Program or retire any treasury shares during 2020.
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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense totaled $25.5 million, $34.4 million and $30.6 million for the year ended December 31, 2020, 2019 and 2018, which was net of earned advertising credits of $19.6 million, $21.1 million, and $21.0 million, respectively, and is included in Selling, general, and administrative expense in the accompanying Consolidated Statements of Income.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets held for sale as of December 31, 2020 and 2019 in the accompanying Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable.
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
We have substantial debt service obligations. As of December 31, 2020, we had total debt of $1.21 billion, which excluded $8.9 million mortgage notes payable classified as Liabilities associated with assets held for sale, floor plan notes payable, debt issuance costs, and the debt premium on the 4.5% Senior Notes (the "4.5% Notes") and 4.75% Senior Notes (the "4.75% Notes") due 2028 and 2030, respectively. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the third amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"), the indentures governing our 4.5% Notes and 4.75% Notes (the "Indentures"), and our other debt instruments. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We are subject to operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including the 2019 Senior Credit Facility, the Indentures, and the credit agreements covering our mortgage obligations. These agreements contain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). These agreements may also require us to maintain compliance with certain financial and other ratios. Our failure to comply with any of these covenants in the future would constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage agreements could trigger cross-default provisions in one or more of our other debt or mortgages.
A number of our dealerships are located on properties that we lease. Each of the leases governing such properties has certain covenants with which we must comply. If we fail to comply with the covenants under our leases, the respective landlords could terminate the leases and seek damages from us.
Concentrations of credit risk with respect to contracts-in-transit and accounts receivable are limited primarily to automotive manufacturers and financial institutions. Credit risk arising from receivables with commercial customers is minimal due to the large number of customers comprising our customer base.

A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2020, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	21%
American Honda Motor Co., Inc. (Honda and Acura)	20%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	10%
Ford Motor Company (Ford and Lincoln)	9%
Nissan North America, Inc. (Nissan and Infiniti)	7%
BMW of North America, LLC (BMW and Mini)	6%
No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2020.
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
Recent Accounting Pronouncements
Effective January 1, 2020, the Company adopted Financial Accounting Standard Board Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the way entities assess the impairment of its financial instruments based on its estimate of expected credit losses versus the current incurred loss model. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
On January 1, 2019, the Company adopted ASU No. 2017-12, "Derivatives and Hedging" (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). This update intended to simplify hedge accounting by better aligning how an entity's risk management activities and hedging relationships are presented in its financial statements and simplifies the application of hedge accounting guidance in certain situations. This update expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For cash flow hedges existing at the adoption date, this update required adoption on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the effective date and the amendments to presentation guidance and disclosure requirements were required to be adopted prospectively. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

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
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the year ended December 31,
	2020	2019	2018
Revenue:
New vehicle	$3,767.4	$3,863.3	$3,788.7
Used vehicle retail	1,930.0	1,941.3	1,783.3
Used vehicle wholesale	239.5	190.3	189.1
New and used vehicle	5,936.9	5,994.9	5,761.1
Sale of vehicle parts and accessories	140.1	148.8	139.2
Vehicle repair and maintenance services	749.7	750.6	681.8
Parts and services	889.8	899.4	821.0
Finance and insurance, net	305.1	316.0	292.3
Total revenue	$7,131.8	$7,210.3	$6,874.4
New vehicle and used vehicle retail
Revenue from the sale of new and used vehicles is recognized when the terms of the customer contract are satisfied which generally occurs with the signing of the sales contract and transfer of control of the vehicle to the customer. Costs associated with incidental items that are immaterial in the context of the contract are accrued at the time of sale.
Used vehicle wholesale
Proceeds from the sale of these vehicles are recognized in used vehicle revenue upon transfer of control to end-users at auction.
Sale of vehicle parts and accessories
The Company recognizes revenue upon transfer of control to the customer which occurs at a point in time. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized.
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
Finance and insurance, net
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed asset protection ("GAP") debt cancellation, and other insurance, to end-users. Finance and insurance commission revenue is recognized at the point of sale since our performance obligation is to arrange financing or facilitating the sale of a third party's products or services to our customers.

The Company's commission arrangements with third-party lenders and insurance administrators consists of fixed ("upfront") and variable consideration. Variable consideration includes commission chargebacks ("chargebacks") in the event a contract is prepaid, defaulted upon, or terminated by the end-user. The Company reserves for future chargebacks based on historical chargeback experience and the termination provisions of the applicable contract, and these reserves are established in the same period that the related revenue is recognized.
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2018	$6.4	$10.0	$16.4
Transferred to receivables from contract assets recognized at the beginning of the period	(6.4)	(10.0)	(16.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.1	10.6	14.7
Contract Assets (Current), December 31, 2018	4.1	10.6	14.7
Transferred to receivables from contract assets recognized at the beginning of the period	(4.1)	(10.6)	(14.7)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	4.8	12.3	17.1
Contract Assets (Current), December 31, 2019	4.8	12.3	17.1
Transferred to receivables from contract assets recognized at the beginning of the period	(4.8)	(12.3)	(17.1)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	7.1	13.3	20.4
Contract Assets (Current), December 31, 2020	$7.1	$13.3	$20.4

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
Park Place Acquisition
On December 11, 2019, we announced the proposed acquisition of substantially all of the assets of the businesses of the Park Place Dealership family of entities (collectively, "Park Place") pursuant to that certain Asset Purchase Agreement, dated as of December 11, 2019, among the Company, Park Place and the other parties thereto (the "2019 Asset Purchase Agreement"), and related agreements and transactions (collectively, the "2019 Acquisition"). On March 24, 2020, we delivered notice to the sellers terminating the 2019 Acquisition pursuant to the terms of the related agreements and transactions in exchange for the payment of $10.0 million of liquidated damages which is reflected in our accompanying Consolidated Statements of Income as Other operating expense (income), net. See Note 13 "Debt" for details related to the impact on certain financing arrangements as a result of terminating the 2019 Acquisition.
On July 6, 2020, the Company, through two of its subsidiaries, entered into a Revised Asset Purchase Agreement with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 franchises (8 dealership locations), two collision centers and an auto auction. The Revised Transaction was completed on August 24, 2020 and financed through a combination of cash, floor plan facilities and seller financing. The seller financing comprised $150.0 million in aggregate principal amount of a 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of a 4.00% promissory note due February 2022 (collectively, the "Seller Notes"). In September 2020, the Company redeemed the Seller Notes. See Note 13 "Debt" for further details.
The sources of the purchase consideration are as follows:

(In millions)
Cash	$527.4
Seller Notes	200.0
New Vehicle Floor Plan Facility	127.5
Used Vehicle Floor Plan Facility	35.0
Purchase price	$889.9
Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. Our valuation for property and equipment is preliminary as of December 31, 2020, as we are finalizing our fair value and related useful lives determinations. The following table summarizes the allocation of the purchase price based on preliminary estimates of fair value:

(In millions)
Summary of Assets Acquired and Liabilities Assumed
Inventories	$120.8
Loaner vehicles	57.0
Property and equipment	38.0
Goodwill	358.9
Manufacturer franchise rights	324.0
Operating lease right-of-use assets	202.7
Total assets acquired	1,101.4
Operating lease liabilities	(202.2)
Other liabilities	(9.3)
Total liabilities assumed	(211.5)
Net assets acquired	$889.9
The Company recorded $1.3 million of acquisition related costs during the year ended December 31, 2020. These costs are included in Selling, general, and administrative in the Consolidated Statements of Income.
The Company's Consolidated Statements of Income included revenue and net income attributable to Park Place from August 24, 2020 through December 31, 2020 of $589.6 million and $27.6 million, respectively.

The following represents the unaudited pro forma information as if Park Place had been included in the consolidated results of the Company since January 1, 2019:

	For the Year Ended December 31,
	2020	2019
	(In millions)
	(Unaudited)
Pro Forma Revenue	$7,989.6	$8,828.1
Pro Forma Net Income	$276.2	$234.0
This pro forma information incorporates the Company's accounting policies and adjusts the results of Park Place for depreciation, rent expense, and interest expense assuming that the fair value adjustments and indebtedness incurred in connection with the Revised Transaction had occurred on January 1, 2019. They have also been adjusted to reflect the $1.3 million of acquisition related costs incurred during 2020 as having occurred on January 1, 2019. The pro forma information also assumes that the September 2020 divestiture of the Lexus Greenville dealership, which was related to the Park Place acquisition, occurred on January 1, 2019.
Other Acquisitions and Divestitures
In addition to the Revised Transaction, during the year ended December 31, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a combined purchase price of $63.6 million. We funded this acquisition with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, this acquisition included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $2.5 million of purchase price holdbacks related to current and prior year acquisitions during the year ended December 31, 2020.
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
Below is the allocation of the purchase price for the acquisitions (other than Park Place) for the year ended December 31, 2020 and 2019. Goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15-year period.

	For the Year Ended December 31,
	2020	2019
	(In millions)
Inventory	$29.8	$70.9
Real estate	14.5	43.1
Property and equipment	0.4	4.5
Goodwill	5.4	25.9
Manufacturer franchise rights	13.8	65.3
Loaner vehicles	—	1.5
Liabilities assumed	—	(0.8)
Other	$(0.3)	$—
Total purchase price	$63.6	$210.4
During the year ended December 31, 2020, we sold two franchises (two dealership locations) in the Atlanta, Georgia market, we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and we sold one franchise (one dealership location) in the Greenville, South Carolina market. The Company recorded a pre-tax gain totaling $62.3 million, which is presented in our accompanying Consolidated Statements of Income as Gain on dealership divestitures, net.
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
The divested businesses would not be considered a significant subsidiary as defined in Rule 1-02(w) of Regulation S-X.
We did not divest any dealerships during the year ended December 31, 2018.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Vehicle receivables	$61.2	$44.8
Manufacturer receivables	57.1	50.4
Other receivables	38.4	42.4
Total accounts receivable	156.7	137.6
Less—Allowance for credit losses	(1.2)	(1.4)
Accounts receivable, net	$155.5	$136.2
5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
New vehicles	$640.0	$802.6
Used vehicles	188.5	140.1
Parts and accessories	46.7	42.3
Total inventories	$875.2	$985.0

The lower of cost and net realizable value reserves reduced total inventory cost by $6.7 million and $6.1 million, respectively as of December 31, 2020 and December 31, 2019. In addition to inventories shown above, we had $67.7 million of inventories classified as Assets held for sale on the accompanying Consolidated Balance Sheet as of December 31, 2019, associated with pending dealership disposals. As of December 31, 2020 and December 31, 2019, certain automobile manufacturer incentives reduced new vehicle inventory cost by $8.3 million and $9.6 million, respectively, and reduced new vehicle cost of sales for the year ended December 31, 2020, 2019, and 2018 by $47.0 million, $45.7 million, and $42.4 million, respectively.
6. ASSETS HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals,(ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2020	2019
Assets:
Inventory	$—	$67.7
Loaners, net	—	3.0
Property and equipment, net	28.3	69.0
Operating lease right-of-use assets	—	6.9
Goodwill	—	5.3
Franchise rights	—	2.3
Total Assets held for sale	28.3	154.2
Liabilities:
Floor plan notes payable—trade	—	21.9
Floor plan notes payable—non-trade	—	40.9
Loaners/ Notes payable	—	3.1
Current maturities of long-term debt	0.5	0.3
Current maturities of operating leases	—	4.2
Long-term debt	8.4	27.8
Operating lease liabilities	—	2.7
Total Liabilities associated with assets held for sale	8.9	100.9
Net assets held for sale	$19.4	$53.3
As of December 31, 2020 assets held for sale consisted of three real estate properties that are not currently used in our operations. The assets and liabilities associated with these properties totaled $28.3 million and $8.9 million, respectively.
As of December 31, 2019, assets held for sale consisted of seven franchises (six dealership locations) and one collision center, in addition to four real estate properties. Assets and liabilities totaled $154.2 million and $100.9 million, respectively. During the twelve months ended December 31, 2020, the Company recorded a net pre-tax gain totaling $33.7 million, on the sale of these dealerships.
Additionally, during the year ended December 31, 2020 and 2019, we sold one vacant property with a net book value of $3.7 million and two vacant properties with total net book values of $14.6 million, respectively.
During the year ended December 31, 2020, we recorded $0.7 million of impairment expense related to a real estate property we were actively marketing to sell, based on offers received from prospective buyers and third-party brokers' opinions of value. We did not record impairment expense associated with real estate properties that we were actively marketing to sell during the year ended December 31, 2019.
In January 2021, the Company's Board of Directors authorized Management's request for approval to divest of one dealership location.

7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Loaner vehicles	$136.0	$83.8
Contract assets (see Note 2)	20.4	17.1
Prepaid expenses	13.4	5.8
Prepaid taxes	7.1	4.7
Deposits	1.1	11.0
Other	5.8	6.6
Other current assets	$183.8	$129.0

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Land	$350.5	$343.8
Buildings and leasehold improvements	691.6	622.9
Machinery and equipment	107.4	99.8
Furniture and fixtures	72.9	63.9
Company vehicles	9.5	8.1
Construction in progress	19.9	42.4
Gross property and equipment	1,251.8	1,180.9
Less—Accumulated depreciation	(295.6)	(271.2)
Property and equipment, net (a)	$956.2	$909.7
______________________________
(a) Amounts reflected for Property and equipment, net as of December 31, 2020 and 2019, excluded $28.3 million and $69.0 million, respectively classified as Assets held for sale. In addition, Property and equipment, net as of December 31, 2020 and 2019 included finance and capital leases of $14.6 million.
During the year ended December 31, 2020, 2019, and 2018, we capitalized $0.4 million, $0.6 million, and $0.5 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation expense was $38.5 million, $36.2 million, and $33.7 million for the year ended December 31, 2020, 2019, and 2018, respectively.
9. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
Our acquisitions have resulted in the recording of goodwill and intangible franchise rights. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible franchise rights is an asset representing our rights under franchise agreements with vehicle manufacturers. Goodwill and intangible franchise rights are tested annually as of October 1st, or more frequently in the event that facts and circumstances indicate a triggering event has occurred. The changes in goodwill and intangible franchise rights for the year ended December 31, 2020 and 2019 are as follows:

Goodwill
(In millions)
Balance as of December 31, 2018 (a)	$181.2
Acquisitions	25.9
Divestitures	(0.1)
Reclassified to assets held for sale	(5.3)
Balance as of December 31, 2019 (a)	201.7
Acquisitions	364.3
Divestitures	(9.1)
Reclassified from assets held for sale	5.3
Balance as of December 31, 2020 (a)	$562.2
_____________________________
(a)Net of accumulated impairment losses of $537.7 million recorded prior to the year ended December 31, 2018.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2018	$65.8
Acquisitions	65.3
Impairments	(7.1)
Reclassified to assets held for sale	(2.3)
Balance as of December 31, 2019	$121.7
Acquisitions	337.8
Divestitures	(11.3)
Impairments	(23.0)
Balance as of December 31, 2020	$425.2

As a result of the adverse impact on our dealership operations caused by the COVID-19 pandemic in the first quarter of 2020, the Company considered the extent to which the COVID-19 impacts combined with other relevant circumstances (e.g., the results of the Company’s most recent impairment test) could affect the significant inputs used to determine the fair value of the Company’s franchise rights and goodwill associated with the Company’s reporting units.
To the extent that we determined that the totality of events and circumstances, and their effect on the significant inputs into the fair value determination of our franchise rights and reporting units, would more likely than not lead to an impairment of the carrying value of the franchise rights or goodwill reporting units, we performed quantitative impairment tests as of March 31, 2020. We also performed qualitative assessments on the remaining franchise rights and goodwill reporting units as of March 31, 2020.
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
We elected to perform a qualitative assessment of our annual goodwill impairment test as of October 1, 2020 for all reporting units and concluded that it was more likely than not that the fair values exceeded the carrying values of our reporting units. We elected to perform a qualitative assessment for our October 1, 2019 goodwill impairment testing for all but one reporting unit and determined for both assessments that it was more likely than not that the fair values exceeded the carrying values of our reporting units.
We elected to perform a qualitative assessment for our annual October 1, 2020 franchise rights impairment testing and concluded that it was more likely than not that the fair values of the franchise rights exceeded their carrying values.
We elected to perform an annual quantitative assessment for our October 1, 2019 franchise rights impairment testing. In connection with our testing, we identified the carrying values of certain of our intangible franchise rights exceeded fair value, and as a result, recognized $7.1 million in pre-tax non-cash impairment charges during the year ended December 31, 2019.
10. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Trade on our Consolidated Balance Sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Floor plan notes payable—trade (a)	$71.7	$146.5
Floor plan notes payable offset account	(6.8)	(16.2)
Total floor plan notes payable—trade, net	$64.9	$130.3
____________________________
(a) Amounts reflected for floor plan notes payable—trade as of December 31, 2019, excluded $21.9 million classified as Liabilities associated with assets held for sale.

We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 to extend the maturity date to July 31, 2021. This floor plan does not have a stated borrowing limitation.
We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding Floor Plan Notes Payable—Trade. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of using our floor plan offset account, we experienced a reduction in Floor plan interest expense on our Consolidated Statements of Income.
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
11. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Non-Trade on our Consolidated Balance Sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Floor plan notes payable—new non-trade (a)	$715.9	$773.6
Floor plan notes payable offset account	(78.6)	(115.9)
Total floor plan notes payable—non-trade, net	$637.3	$657.7
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
The 2019 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:
•a $250.0 million revolving credit facility (the "Revolving Credit Facility") including a $50.0 million sub-limit for letters of credit;
•a $1.04 billion new vehicle revolving floor plan facility (the "New Vehicle Floor Plan Facility"); and
•a $160.0 million used vehicle revolving floor plan facility (the "Used Vehicle Floor Plan Facility").
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
In addition, we have the ability to convert a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to convert is determined based on our aggregate revolving commitment under the Revolving Credit Facility, less $50.0 million. In addition, we are able to convert any amounts moved to the New Vehicle Floor Plan Facility or Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. We began the year with $190.0 million of availability under the Revolving Credit Facility re-designated to the New Vehicle Floor Plan Facility to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility. On March 17, 2020, we re-allocated the entire $190.0 million from the New Vehicle Floor Plan Facility to the Revolving Credit Facility.
In connection, with the New Vehicle Floor Plan Facility, we continue to maintain an offset account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experienced a reduction in Floor plan interest expense on our Consolidated Statements of Income.
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
We have established a floor plan notes payable offset account with Ford Motor Credit Company that allows us to transfer cash to the account as an offset of our outstanding Floor Plan Notes Payable—Trade. Additionally, we have a similar floor plan offset account with Bank of America that allows us to offset our outstanding Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the floor plan offset accounts into our operating cash accounts within one to two days. As of December 31, 2020 and December 31, 2019 we had $85.4 million and $132.1 million, respectively, in these floorplan offset accounts.
See the "Representations and Covenants" section below under our "Long-Term Debt" footnote for a description of the representations, covenants and events of default contained in the 2019 Senior Credit Facility.
12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Accounts payable	$97.6	$81.7
Loaner vehicles notes payable (a)	132.7	83.9
Taxes payable	69.1	30.5
Accrued compensation	43.7	30.5
Accrued insurance	24.3	25.3
Accrued finance and insurance chargebacks	23.3	22.9
Accrued interest	16.4	6.0
Accrued licenses and regulatory fees	9.6	3.0
Customer deposits	8.7	5.1
Accrued advertising	3.2	5.1
Customer we owe liabilities	2.8	3.3
Other	19.5	11.4
Accounts payable and accrued liabilities	$450.9	$308.7
____________________________
(a) Amounts reflected for Loaner vehicles notes payable as of December 31, 2019, excluded $3.1 million classified as Liabilities associated with assets held for sale.

13. DEBT
Long-term debt consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
6.0% Senior Subordinated Notes due 2024	$—	$600.0
4.50% Senior Notes due 2028	405.0	—
4.75% Senior Notes due 2030	445.0	—
Mortgage notes payable bearing interest at fixed rates (the weighted average interest rates were 5.4% and 5.3% for the year ended December 31, 2020 and 2019, respectively)	79.2	100.5
2018 Bank of America Facility (a)	84.2	88.3
2018 Wells Fargo Master Loan Facility (b)	86.9	25.0
2013 BofA Real Estate Facility	33.6	35.5
2015 Wells Fargo Master Loan Facility (c)	61.7	76.8
Finance lease liability	16.6	17.2
Total debt outstanding	1,212.2	943.3
Add—unamortized premium on 6.0% Senior Subordinated Notes due 2024	—	5.1
Add—unamortized premium on 4.50% Senior Notes due 2028	1.2	—
Add—unamortized premium on 4.75% Senior Notes due 2030	2.1	—
Less—debt issuance costs	(13.7)	(9.0)
Long-term debt, including current portion	1,201.8	939.4
Less—current portion, net of debt issuance costs	(36.6)	(32.4)
Long-term debt	$1,165.2	$907.0
____________________________
(a) Amounts reflected for the 2018 BofA Real Estate Facility as of December 31, 2019, exclude $26.6 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Wells Fargo Master Loan Facility as of December 31, 2020, exclude $5.1 million classified as Liabilities associated with assets held for sale.
(c) Amounts reflected for the 2015 Wells Fargo Master Loan Facility as of December 31, 2020 and December 31, 2019, exclude $3.8 million and $1.5 million classified as Liabilities associated with assets held for sale, respectively.

The aggregate maturities of long-term debt as of December 31, 2020 are as follows (in millions):

2021	$37.1
2022	20.6
2023	34.2
2024	53.0
2025	144.6
Thereafter	931.6
Total maturities of long-term debt	$1,221.1
____________________________
Includes amounts classified as Liabilities associated with assets held for sale.
New Senior Notes
In connection with the 2019 Acquisition, on February 19, 2020, the Company completed its offering of senior unsecured notes (the "February 2020 Offering"), consisting of $525.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the "Existing 2028 Notes") and together with the Additional 2028 Notes ((as defined below), the "2028 Notes") and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the "Existing 2030 Notes" and, together with the Existing 2028 Notes, the "Existing Notes") and together with the Additional 2030 Notes ((as defined below), the "2030 Notes"). The Company paid lender fees of $6.8 million in conjunction with the February Notes Offering and incurred additional debt issuance costs of $3.1 million.

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
In September 2020, the Company completed an issuance of $250.0 million aggregate principal amount of additional senior unsecured notes (the "September 2020 Offering") consisting of $125.0 million aggregate principal amount of additional 4.50% Senior Notes due 2028 (the "Additional 2028 Notes") at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional 4.75% Senior Notes due 2030 (the "Additional 2030 Notes" and together with the Additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020. After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from the September 2020 Offering. The $3.5 million premium paid by the initial purchasers of the Additional Notes was recorded as a component of long-term debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the Notes. The proceeds of the September 2020 Offering were used to redeem the Seller Notes issued in connection with the Revised Transaction and repay approximately $50.0 million in aggregate principal amount outstanding under our Revolving Credit Facility.
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
The remaining outstanding 2028 Notes and 2030 Notes are subject to customary covenants, events of default and optional redemption provisions. In addition, the remaining outstanding 2028 Notes and 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 6.0% Notes, 2028 Notes and 2030 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of December 31, 2020, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
6.0% Senior Subordinated Notes due 2024
On February 3, 2020, we issued a conditional notice of redemption to the holders of our 6% Senior Subordinated Notes due 2024 (the "6% Notes"), notifying such holders that we intended to redeem all of the 6% Notes. On March 4, 2020, the 6% Notes were redeemed at 103% of par, plus accrued and unpaid interest to, but excluding, the date of redemption. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the net write-off of the unamortized premium and debt issuance costs of $1.1 million related to the 6% Notes on the redemption date
Seller Notes
The Seller Notes comprised $150.0 million in aggregate principal amount of 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of a 4.00% promissory note due February 2022 and were issued on August 24, 2020 in conjunction with the Revised Transaction. In September 2020, the Company redeemed the Seller Notes with the proceeds of the September 2020 Offering.
Mortgage Notes Payable
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages") and other lenders. As of December 31, 2020 and 2019, we had total mortgage notes payable outstanding of $79.2 million and $100.5 million, respectively, which are collateralized by the associated real estate.

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
As of December 31, 2020 and 2019, we had $84.2 million and $88.3 million, respectively, in term loans outstanding under the 2018 BofA Real Estate Facility, which excludes amounts classified as Liabilities associated with assets held for sale.
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
On June 26, 2020, the Company borrowed an additional $69.4 million under the 2018 Wells Fargo Master Loan Facility. As of December 31, 2020 and 2019, we had $86.9 million and $25.0 million, respectively, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility, which excludes amounts classified as Liabilities associated with assets held for sale.
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
As of December 31, 2020 and 2019, we had $61.7 million and $76.8 million, respectively, outstanding under the 2015 Wells Fargo Master Loan Facility, which excludes amounts classified as Liabilities associated with assets held for sale.

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
As of December 31, 2020 and 2019, we had $33.6 million and $35.5 million, respectively, in term loans outstanding under the 2013 BofA Real Estate Facility.
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and year of maturity as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$77.4	$201.7	2020-2024	$80.8	$182.1	2019-2024
Other mortgage debt	1.8	43.2	2020-2022	19.7	43.9	2020-2022
2018 BofA Real Estate Facility (a)	84.2	106.2	2025	88.3	123.6	2025
2018 Wells Fargo Master Loan Facility (b)	86.9	112.9	2028	25.0	113.7	2028
2013 BofA Real Estate Facility	33.6	73.3	2023	35.5	74.6	2023
2015 Wells Fargo Master Loan Facility (c)	61.7	109.6	2025	76.8	120.6	2025
Total mortgage debt	$345.6	$646.9		$326.1	$658.5
____________________________
(a) Amounts reflected for the 2018 BofA Real Estate Facility as of December 31, 2019, exclude $26.6 million, classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Wells Fargo Master Loan Facility as of December 31, 2020 exclude $5.1 million classified as Liabilities associated with assets held for sale.
(c) Amounts reflected for the 2015 Wells Fargo Master Loan Facility as of December 31, 2020 and 2019, exclude $3.8 million and $1.5 million, respectively, classified as Liabilities associated with assets held for sale.
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2019 Senior Credit Facility includes a $250.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations and is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. We had $12.7 million in outstanding letters of credit, resulting in $237.3 million of borrowing availability as of December 31, 2020. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
Borrowings under the 2019 Senior Credit Facility bear interest, at our option, based on LIBOR or the Base Rate, in each case plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, (i) until the Company delivers a certificate with respect to its consolidated total lease adjusted leverage ratio as of December 31,

2020 to Bank of America, as administrative agent, 1.25% for LIBOR loans and 0.25% for Base Rate loans and (ii) thereafter a range from 1.00% to 2.00% for LIBOR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.10% or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at our option, based on LIBOR plus 1.40% or the Base Rate plus 0.40%.
Stock Repurchase and Dividend Restrictions
The 2019 Senior Credit Facility and the Indenture currently allow for restricted payments without limit so long as our consolidated total leverage ratio (as defined in the 2019 Senior Credit Facility and the Indenture) is not greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends and share repurchases, and solely with respect to the Indenture, unscheduled repayments of subordinated debt, or the making of certain investments. In the event that our consolidated total leverage ratio does (or would) exceed 3.0 to 1.0, the 2019 Senior Credit Facility and the Indenture would then also allow for restricted payments under the following mutually exclusive parameters, subject to certain exclusions:
•Share repurchases in an aggregate amount not to exceed $20.0 million in any fiscal year;
•General restricted payments allowance of $150.0 million; and
•Subject to our continued compliance with a minimum consolidated current ratio, a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indenture, restricted payments capacity additions (or subtractions if negative) equal to (i) 50% of our net income (as defined in the 2019 Senior Credit Facility and the Indenture beginning on October 1, 2014 and ending on the date of the most recently completed fiscal quarter (the "Measurement Period"), plus (ii) 100% of any cash proceeds we receive from the sale of equity interests during the Measurement Period, minus (iii) the dollar amount of share repurchases made and dividends paid on or after October 1, 2014, subject to certain exceptions.
Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2020. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
The representations and covenants contained in the 2013 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2013 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2013 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2013 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
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
A summary of the carrying values and fair values of our 6.0% Notes and our mortgage notes payable is as follows:

	As of December 31,
	2020	2019
	(In millions)
Carrying Value:
6.0% Senior Subordinated Notes due 2024	$—	$598.8
4.50% Senior Notes due 2028	400.9	—
4.75% Senior Notes due 2030	440.6	—
Mortgage notes payable (a)	343.7	323.4
Total carrying value	$1,185.2	$922.2

Fair Value:
6.0% Senior Subordinated Notes due 2024	$—	$619.5
4.50% Senior Notes due 2028	423.2	—
4.75% Senior Notes due 2030	476.2	—
Mortgage notes payable (a)	354.5	364.2
Total fair value	$1,253.9	$983.7
____________________________
(a) Excludes amounts classified as Liabilities associated with assets held for sale.

Interest Rate Swap Agreements

We currently have four interest rate swap agreements, two of which were entered into in July 2020. Each of these swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR. The following table provides information on the attributes of each swap as of December 31, 2020:

Inception Date	Notional Principal Amount	Notional Value as of December 31, 2020	Maturity Value	Maturity Date
	(In millions)
July 2020	$93.5	$91.8	$50.6	December 2028
July 2020	$85.5	$84.1	$57.3	November 2025
June 2015	$100.0	$74.6	$53.1	February 2025
November 2013	$75.0	$49.0	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value of our swaps for the year ended December 31, 2020 and 2019, reflect a liability of $7.2 million and $3.8 million, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Consolidated Balance Sheets:

	As of December 31,
	2020	2019
	(In millions)
Other current liabilities	$2.8	$0.9
Other long-term liabilities	4.4	2.9
Total fair value	$7.2	$3.8
Our interest rate swaps qualify for cash flow hedge accounting treatment. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings. Information about the effect of our interest rate swap agreements in the accompanying Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2020	$(6.1)	Other interest expense, net	$(2.5)
2019	$(4.4)	Other interest expense, net	$—
2018	$1.8	Swap interest expense	$(0.5)

 On the basis of yield curve conditions as of December 31, 2020 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated other comprehensive loss into earnings within the next 12 months will be losses of $2.8 million.
15. INCOME TAXES
The components of income tax expense are as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(In millions)
Current:
Federal	$64.5	$46.3	$43.8
State	9.8	8.0	7.1
Total current income tax expense	74.3	54.3	50.9
Deferred:
Federal	9.2	5.5	3.9
State	0.2	(0.3)	2.0
Total deferred income tax expense	9.4	5.2	5.9
Total income tax expense	$83.7	$59.5	$56.8

A reconciliation of the statutory federal rate to the effective tax rate is as follows (dollar amounts shown in millions):

	For the Year Ended December 31,
	2020	%	2019	%	2018	%
Income tax provision at the statutory rate	$71.0	21.0	$51.2	21.0	$47.2	21.0
State income tax expense, net of federal benefit	10.1	3.0	7.8	3.2	8.7	3.9
Non-deductible / non-tax items	1.3	0.4	0.6	0.2	0.4	0.2
Effect of enactment of tax reform	—	—	—	—	0.6	0.2
Other, net	1.3	0.4	(0.1)	—	(0.1)	—
Income tax expense	$83.7	24.8	$59.5	24.4	$56.8	25.3

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Deferred income tax assets:
F&I chargeback liabilities	$11.5	$11.8
Other accrued liabilities	4.7	2.1
Stock-based compensation	2.3	2.2
Operating lease right-of-use assets	77.8	18.7
Other, net	10.2	9.0
Total deferred income tax assets	106.5	43.8
Deferred income tax liabilities:
Intangible asset amortization	(23.9)	(16.4)
Depreciation	(39.2)	(33.4)
Operating lease liabilities	(76.8)	(17.7)
Other, net	(1.2)	(2.3)
Total deferred income tax liabilities	(141.1)	(69.8)
Net deferred income tax liabilities	$(34.6)	$(26.0)
There were no valuation allowances recorded against the deferred tax assets as of December 31, 2020 or 2019.
As of December 31, 2020 and 2019, we had income taxes payable of $25.0 million and $1.3 million, respectively included in Accounts Payable and Accrued Liabilities.
As of December 31, 2020, there was $2.1 million of unrecognized tax benefit. There was no unrecognized tax benefits as of December 31, 2019 or 2018.
The statutes of limitation related to our consolidated Federal income tax returns are closed for all tax years up to and including 2016. The expiration of the statutes of limitation related to the various state income tax returns that we and our subsidiaries file varies by state. The 2013 through 2019 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
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

16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2020	2019
	(In millions)
Accrued finance and insurance chargebacks	$22.9	$22.9
Deferred payroll tax	9.1	—
Sale and leaseback liability	7.0	—
Interest rate swap	4.4	2.9
Unclaimed property	3.1	2.9
Other	4.4	3.7
Other long-term liabilities	$50.9	$32.4
17. SUPPLEMENTAL CASH FLOW INFORMATION
During the year ended December 31, 2020, 2019, and 2018, we made interest payments, including amounts capitalized, totaling $62.6 million, $91.2 million, and $82.5 million, respectively. Included in these interest payments are $19.4 million, $38.6 million, and $31.2 million, of floor plan interest payments for the year ended December 31, 2020, 2019, and 2018, respectively.
During the year ended December 31, 2020, 2019, and 2018 we made income tax payments, net of refunds received, totaling $48.6 million, $48.4 million, and $40.4 million, respectively.
During the year ended December 31, 2020, 2019, and 2018, we transferred $163.5 million, $141.0 million, and $193.9 million, respectively, of loaner vehicles from Other current assets to Inventory on our Consolidated Balance Sheets.
The following items are included in Other adjustments, net to reconcile net income to net cash provided by operating activities:

	For the Year Ended December 31,
	2020	2019	2018
Amortization of debt issuance costs	$1.8	$2.5	$2.5
Loss on disposal of fixed assets	0.7	2.6	0.9
Other individually immaterial items	(1.2)	(0.3)	(0.3)
Other adjustments, net	$1.3	$4.8	$3.1
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

Balance Sheet Presentation

		As of December 31,
Leases	Classification	2020	2019
		(In millions)
Assets:
Current
Operating	Operating lease right-of-use assets	317.4	65.6
Operating	Assets held for sale	—	6.9
Non-Current
Finance	Property and equipment, net	14.6	14.6
Total right-of-use assets		$332.0	$87.1
Liabilities:
Current
Operating	Current maturities of operating leases	24.8	17.0
Operating	Liabilities held for sale	—	4.2
Finance	Current maturities of long-term debt	16.6	0.6
Non-Current
Operating	Operating lease liabilities	296.7	52.6
Operating	Liabilities held for sale	—	2.7
Finance	Long-term debt	—	16.6
Total lease liabilities		$338.1	$93.7

Lease Term and Discount Rate

	As of December 31,
	2020	2019
Weighted Average Lease Term - Operating Leases	14.3 years	5.7 years
Weighted Average Lease Term - Finance Lease	0.2 years	1.2 years
Weighted Average Discount Rate - Operating Leases	4.5%	4.7%
Weighted Average Discount Rate - Finance Lease	4.1%	4.1%
Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the year ended December 31, 2020 and December 31, 2019.

	For the Year Ended December 31,
	2020	2019
	(In millions)
Finance lease cost (Interest)	$0.7	$0.7
Operating lease cost	28.2	23.3
Short-term lease cost	1.5	2.7
Variable lease cost	2.4	1.0
	$32.8	$27.7

Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the year ended December 31, 2020 and December 31, 2019.

	For the Year Ended December 31,
	2020	2019
	(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.7	$0.7
Operating cash flows from operating leases	$27.6	$23.7
Financing cash flows from finance lease	$0.6	$0.4
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$17.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$272.3	$14.4
Changes to finance lease right-of-use asset resulting from lease reassessment event	$—	$(3.1)
During the year ended December 31, 2020, we obtained $272.3 million of right-of-use assets in exchange for new operating lease liabilities, primarily as a result of business combination acquisition transactions.
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
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of December 31, 2020.

	Finance	Operating
	(In millions)
2021	$16.7	$38.2
2022	—	37.4
2023	—	33.7
2024	—	30.3
2025	—	29.3
Thereafter	—	277.5
Total minimum lease payments	$16.7	$446.4
Less: Amount of lease payments representing interest	(0.1)	(124.9)
Present value of future minimum lease payments	$16.6	$321.5
Less: current obligations under leases	(16.6)	(24.8)
Long-term lease obligation	$—	$296.7
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

19. LEASES (PRIOR TO ADOPTION OF ASC 842)
We lease real estate and equipment primarily under operating lease agreements, most of which have terms ranging from one to twenty years. Escalation clauses, lease payments dependent on existing rates/indexes, and other lease incentives are included in the minimum lease payments and are recognized on a straight-line basis over the minimum lease term. Rent expense under such arrangements totaled $25.6 million for the year ended December 31, 2018.
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
We had $12.7 million of letters of credit outstanding as of December 31, 2020, which are required by certain of our insurance providers. In addition, as of December 31, 2020, we maintained a $7.5 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
On April 17, 2019, the stockholders of the Company approved the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan (the "2019 Plan") and authorized a total of 1,590,000 shares of common stock for issuance under the 2019 Plan ("Plan Shares"). The Plan Shares include 641,363 shares of common stock which remained unissued under the 2012 Plan. No further grants of awards will be made under the 2012 Plan; however outstanding awards under the 2012 Plan will continue in effect in accordance with their terms and conditions. There were approximately 1.5 million shares available for grant in accordance with the 2019 Plan as of December 31, 2020.
We issue shares of our common stock upon the vesting of performance share units or restricted share units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of equity based awards, we repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We have recognized $12.6 million ($3.2 million tax benefit), $12.5 million ($3.1 million tax benefit), and $10.5 million ($2.6 million tax benefit) in share-based compensation expense for the year ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $13.5 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the 2012 Plan, and the weighted average period over which it is expected to be recognized is 1.81 years. Further, we expect to recognize $1.3 million of this expense in 2021, $7.1 million in 2022, $4.9 million in 2023, and $0.2 million in 2024.
Performance Share Units
During the year ended December 31, 2020, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 107,798 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved, and is recognized on a graded basis over the three-year vesting period.

The following table summarizes information about performance share units for 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	205,290	$66.92
Granted	107,798	96.31
Vested	(75,587)	65.20
Forfeited or unearned	(43,015)	69.16
Non-vested at December 31, 2020	194,486	$82.70

The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Year Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of performance share units granted	$96.31	$69.67	$68.50
Total fair value of performance share units vested (in millions)	$4.9	$6.0	$6.4
Restricted Share Units

During the year ended December 31, 2020, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 109,062 shares of restricted share units. Restricted share units vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted share units is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.

The following table summarizes information about restricted stock units for 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	—	$—
Granted	109,062	94.07
Vested	(2,908)	95.66
Forfeited	(3,561)	95.66
Non-vested at December 31, 2020	102,593	93.97

The weighted average grant-date fair value of restricted stock units and total fair value of restricted stock units vested are summarized in the following table:

	For the Year Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of restricted stock units granted	$94.07	$—	$—
Total fair value of restricted stock units vested (in millions)	$0.3	$—	$—

Restricted Stock Awards

Restricted stock awards vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period. The Company's most recent grant of restricted stock awards occurred in 2019 and has since been replaced with restricted share units.

The following table summarizes information about restricted stock awards for 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	203,471	$68.06
Granted	—	—
Vested	(76,646)	67.13
Forfeited	(28,195)	68.49
Non-vested at December 31, 2020	98,630	$68.66
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Year Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of restricted stock granted	$—	$69.18	$71.18
Total fair value of restricted stock awards vested (in millions)	$5.1	$5.1	$5.5
Employee Retirement Plan
We sponsor the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible compensation. IRS rules limited total participant contributions during 2020 to $19,500, or $26,000 if age 50 or more. For non-highly compensated employees, after one year of employment we match 50% of employees' contributions up to 4% of their eligible compensation. The Company's match was suspended during part of 2020 as a result of the economic uncertainty associated with the COVID-19 pandemic. Employer contributions vest on a graded basis over 4 years after the date of hire. Park Place employees that joined Asbury as a result of the acquisition continued to participate in their existing plan during 2020. The Company's expense related to employer matching contributions totaled $2.5 million, $3.7 million, and $3.2 million for the year ended December 31, 2020, 2019, and 2018, respectively.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our company's financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting also includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.
During 2020, we acquired substantially all of the assets, including certain real estate, of fifteen franchises (nine dealership locations), two collision centers and one auto auction. As permitted by the Securities and Exchange Commission, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2020, does not include an evaluation of the internal control over financial reporting of these acquired operations. The results for these acquisitions are included in our consolidated financial statements from the date of acquisition and represented approximately $1,015.6 million of consolidated assets as of December 31, 2020, and approximately $687.1 million of consolidated revenues for the year then ended.
From the acquisition dates to December 31, 2020, the processes and systems of the acquired operations did not significantly impact the internal control over financial reporting of the Company and our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Reference is made to the information to be set forth in the "Proposal No. 1 Election of Directors," "Governance of the Company," "2020 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Executive Officers" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation and Human Resources Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "2020 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)The following documents are filed as a part of this annual report on Form 10-K:

(1)Financial Statements: See index to Consolidated Financial Statements.
(2)Financial Statement Schedules: None required.
(3)Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated July 6, 2020, by and among the identified sellers, the identified seller affiliate, the identified principal, the identified real estate owners and Asbury Automotive Group, LLC (Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.) (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 31, 2020)*
3.1	Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*

3.2	Bylaws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1
Indenture relating to the Senior Notes due 2028, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.2	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.3
Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.4	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.6	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.7
Registration Rights Agreement relating to the 2028 Notes, dated September 16, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K filed on September 16, 2020)*

4.8
Registration Rights Agreement relating to the 2030 Notes, dated September 16, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K filed on September 16, 2020)*

4.9	Description of Registrant's Securities

10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*
10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc., dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.10**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*
10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*

10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Patrick J. Guido, dated as of May 11, 2020
10.14**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.15**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan
10.16**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.17	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*

10.18	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.19	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.20	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.21	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.22	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.23	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*

10.25	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)*
10.26	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.27	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.28	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*

10.29	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*
10.30	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*
10.31	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.32	Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*

10.33	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	March 1, 2021	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	March 1, 2021
(David W. Hult)

/s/ Patrick J. Guido	Senior Vice President and Chief Financial Officer	March 1, 2021
(Patrick J. Guido)

/s/ William F. Stax	Vice President, Controller and	March 1, 2021
(William F. Stax)	Chief Accounting Officer

/s/ Thomas J. Reddin	Director	March 1, 2021
(Thomas J. Reddin)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	March 1, 2021
(Joel Alsfine)

/s/ Thomas C. DeLoach, Jr.	Director	March 1, 2021
(Thomas C. DeLoach, Jr.)

/s/ William D. Fay	Director	March 1, 2021
(William D. Fay)

/s/ Juanita T. James	Director	March 1, 2021
(Juanita T. James)

/s/ Philip F. Maritz	Director	March 1, 2021
(Philip F. Maritz)

/s/ Maureen F. Morrison	Director	March 1, 2021
(Maureen F. Morrison)

/s/ Bridget M. Ryan-Berman	Director	March 1, 2021
(Bridget M. Ryan-Berman)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated July 6, 2020, by and among the identified sellers, the identified seller affiliate, the identified principal, the identified real estate owners and Asbury Automotive Group, LLC (Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.) (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 31, 2020)*
3.1	Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*
3.2	Bylaws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1
Indenture relating to the Senior Notes due 2028, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.2	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.3
Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*

4.4	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.6	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.7
Registration Rights Agreement relating to the 2028 Notes, dated September 16, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.7 of the Company's Current Report on Form 8-K filed on September 16, 2020)*

4.8
Registration Rights Agreement relating to the 2030 Notes, dated September 16, 2020, among Asbury Automotive Group, Inc., the guarantors party thereto and BofA Securities, Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.8 of the Company's Current Report on Form 8-K filed on September 16, 2020)*

4.9	Description of Registrant's Securities
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*

10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*
10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc., dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.10**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*
10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*
10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)*
10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Patrick J. Guido, dated as of May 11, 2020
10.14**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.15**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan
10.16**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.17	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*
10.18	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.19	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.20	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.21	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.22	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.23	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*
10.25	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020)*
10.26	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.27	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.28	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*
10.29	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*
10.30	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)*
10.31	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.32	Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*
10.33	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.