Form 10-Q
period 2021-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2021-04-27
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 26, 2021 was 19,339,306.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27.8	$1.4
Contracts-in-transit	169.8	161.5
Accounts receivable, net	136.8	155.5
Inventories	769.6	875.2
Assets held for sale	31.5	28.3
Other current assets	182.1	183.8
Total current assets	1,317.6	1,405.7
PROPERTY AND EQUIPMENT, net	950.8	956.2
OPERATING LEASE RIGHT-OF-USE ASSETS	310.5	317.4
GOODWILL	563.2	562.2
INTANGIBLE FRANCHISE RIGHTS	425.2	425.2
OTHER LONG-TERM ASSETS	15.0	9.6
Total assets	$3,582.3	$3,676.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$48.7	$64.9
Floor plan notes payable—non-trade, net	478.1	637.3
Current maturities of long-term debt	36.4	36.6
Current maturities of operating leases	24.9	24.8
Accounts payable and accrued liabilities	454.6	450.9
Liabilities associated with assets held for sale	6.0	8.9
Total current liabilities	1,048.7	1,223.4
LONG-TERM DEBT	1,157.7	1,165.2
OPERATING LEASE LIABILITIES	290.8	296.7
DEFERRED INCOME TAXES	36.2	34.6
OTHER LONG-TERM LIABILITIES	50.9	50.9
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,249,549 and 41,133,668 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	600.2	595.5
Retained earnings	1,441.7	1,348.9
Treasury stock, at cost; 21,910,207 and 21,848,314 shares, respectively	(1,043.3)	(1,033.7)
Accumulated other comprehensive loss	(1.0)	(5.6)
Total shareholders' equity	998.0	905.5
Total liabilities and shareholders' equity	$3,582.3	$3,676.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
REVENUE:
New vehicle	$1,151.7	$822.1
Used vehicle	690.9	493.2
Parts and service	262.0	221.6
Finance and insurance, net	88.3	70.4
TOTAL REVENUE	2,192.9	1,607.3
COST OF SALES:
New vehicle	1,076.2	785.7
Used vehicle	635.1	462.5
Parts and service	98.9	86.7
TOTAL COST OF SALES	1,810.2	1,334.9
GROSS PROFIT	382.7	272.4
OPERATING EXPENSES:
Selling, general, and administrative	239.8	194.7
Depreciation and amortization	9.8	9.5
Franchise rights impairment	—	23.0
Other operating (income) expense, net	(3.2)	10.2
INCOME FROM OPERATIONS	136.3	35.0
OTHER EXPENSES (INCOME):
Floor plan interest expense	2.9	7.0
Other interest expense, net	14.0	17.0
Loss on extinguishment of long-term debt, net	—	20.6
Gain on dealership divestitures, net	—	(33.7)
Total other expense, net	16.9	10.9
INCOME BEFORE INCOME TAXES	119.4	24.1
Income tax expense	26.6	4.6
NET INCOME	$92.8	$19.5
EARNINGS PER SHARE:
Basic—
Net income	$4.81	$1.02
Diluted—
Net income	$4.78	$1.01
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.3	19.1
Restricted stock	0.1	0.1
Performance share units	—	0.1
Diluted	19.4	19.3

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income	$92.8	$19.5
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	6.2	(4.5)
Income tax (expense) benefit associated with cash flow swaps	(1.6)	1.1
Comprehensive income	$97.4	$16.1

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5
Comprehensive Income:
Net income	—	—	—	92.8	—	—	—	92.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax charge	—	—	—	—	—	—	4.6	4.6
Comprehensive income	—	—	—	92.8	—	—	4.6	97.4
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,881	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	61,893	(9.6)	—	(9.6)
Balances, March 31, 2021	41,249,549	$0.4	$600.2	$1,441.7	21,910,207	$(1,043.3)	$(1.0)	$998.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	19.5	—	—	—	19.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.4)	(3.4)
Comprehensive income	—	—	—	19.5	—	—	(3.4)	16.1
Share-based compensation	—	—	3.8	—	—	—	—	3.8
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	68,577	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,915	(5.0)	—	(5.0)
Balances, March 31, 2020	41,140,657	$0.4	$586.4	$1,114.0	21,845,622	$(1,033.6)	$(6.3)	$660.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$92.8	$19.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	9.8	9.5
Share-based compensation	4.7	3.5
Deferred income taxes	—	0.1
Franchise rights impairment	—	23.0
Loss on extinguishment of long-term debt, net	—	20.6
Loaner vehicle amortization	6.7	5.8
Gain on divestitures, net	—	(33.7)
Change in right-of-use asset	6.8	5.2
Other adjustments, net	(0.2)	0.2
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(8.3)	130.0
Accounts receivable	18.5	46.7
Inventories	156.5	7.9
Other current assets	(59.3)	(36.3)
Floor plan notes payable—trade, net	(16.2)	(16.2)
Accounts payable and other current liabilities	4.4	(52.6)
Operating lease liabilities	(6.2)	(5.3)
Other long-term assets and liabilities, net	0.8	(0.2)
Net cash provided by operating activities	210.8	127.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(11.2)	(9.1)
Capital expenditures—real estate	(5.5)	(2.3)
Acquisitions	(1.0)	(63.1)
Divestitures	—	115.5
Proceeds from the sale of assets	14.0	4.2
Net cash provided by (used in) investing activities	(3.7)	45.2
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,219.5	1,124.1
Floor plan borrowings—acquisitions	—	27.1
Floor plan repayments—non-trade	(1,375.9)	(1,086.9)
Floor plan repayments—non-trade divestitures	—	(50.5)
Proceeds from borrowings	—	1,355.3
Repayments of borrowings	(14.7)	(1,156.1)
Proceeds from sale and leaseback transaction	—	7.3
Payment of debt issuance costs	—	(3.1)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(9.6)	(5.0)
Net cash provided by (used in) financing activities	(180.7)	212.2
Net increase in cash and cash equivalents	26.4	385.1
CASH AND CASH EQUIVALENTS, beginning of period	1.4	3.5
CASH AND CASH EQUIVALENTS, end of period	$27.8	$388.6

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of March 31, 2021, we owned and operated 112 new vehicle franchises (91 dealership locations) representing 31 automobile brands and 25 collision repair centers, and one auto auction in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. As of March 31, 2021, our new vehicle revenue brand mix consisted of 45% luxury, 38% imports, and 17% domestic brands.
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
•McDavid dealerships operating in metropolitan Austin and Dallas-Fort Worth, Texas;
•Nalley dealerships operating in metropolitan Atlanta, Georgia;
•Park Place dealerships operating in the Dallas-Fort Worth, Texas area;
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the Condensed Consolidated Financial Statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been included, unless otherwise indicated. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Revenue Recognition
Please refer to Note 2 "Revenue Recognition."
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
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 600 restricted and performance share units and no restricted or performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan, from its computation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. The guidance in these standards apply to contract accounting, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and provides optional expedients and exceptions for a limited time to ease the potential burden in accounting for reference rate reform. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. LIBOR benchmarking is utilized in our debt (including mortgages), revolving credit facilities, floorplan facilities, and interest rate swaps. We are in the process of completing our evaluation of the impact that the adoption of the provisions from this standard will have on our Consolidated Financial Statements.
2. REVENUE RECOGNITION
The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or performing a service to a customer. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(In millions)
Revenue:
New vehicle	$1,151.7	$822.1
Used vehicle retail	607.5	446.0
Used vehicle wholesale	83.4	47.2
New and used vehicle	1,842.6	1,315.3
Sale of vehicle parts and accessories	42.9	36.8
Vehicle repair and maintenance services	219.1	184.8
Parts and services	262.0	221.6
Finance and insurance, net	88.3	70.4
Total revenue	$2,192.9	$1,607.3

Contract Asset
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2021	$7.1	$13.3	$20.4
Transferred to receivables from contract assets recognized at the beginning of the period	(7.1)	(3.3)	(10.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	8.2	3.0	11.2
Contract Assets (Current), March 31, 2021	$8.2	$13.0	$21.2
3. ACQUISITIONS AND DIVESTITURES
Results of acquired dealerships are included in our accompanying Condensed Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The fair value of our manufacturer franchise rights are determined as of the acquisition date by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.
Park Place Acquisition
On December 11, 2019, we announced the proposed acquisition of substantially all of the assets of the businesses of the Park Place Dealership family of entities (collectively, "Park Place") pursuant to that certain Asset Purchase Agreement, dated as of December 11, 2019, among the Company, Park Place and the other parties thereto (the "2019 Asset Purchase Agreement"), and related agreements and transactions (collectively, the "2019 Acquisition"). On March 24, 2020, as a result of the uncertainties related to the COVID-19 pandemic, we delivered notice to the sellers terminating the 2019 Acquisition pursuant to the terms of the related agreements and transactions in exchange for the payment of $10.0 million of liquidated damages which is reflected in our accompanying Condensed Consolidated Statements of Income as Other operating expense (income), net.
On July 6, 2020, the Company, through two of its subsidiaries, entered into an Asset Purchase Agreement with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (8 dealership locations), two collision centers and an auto auction (collectively, the "Park Place acquisition"). The Park Place acquisition was completed on August 24, 2020 and financed through a combination of cash, floor plan facilities and seller financing. The seller financing comprised $150.0 million in aggregate principal amount of a 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of 4.00% promissory note due February 2022 (collectively, the "Seller Notes"). In September 2020, the Company redeemed the Seller Notes with proceeds from the offering of 4.50% Notes due 2028 and 4.75% Notes due 2030.
The sources of the purchase consideration are as follows:

(In millions)
Cash	$527.4
Seller Notes	200.0
New Vehicle Floor Plan Facility	127.5
Used Vehicle Floor Plan Facility	35.0
Purchase price	$889.9
Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. During the three months ended March 31, 2021, we recorded a

$1.5 million measurement period adjustment to Property and equipment and Goodwill, respectively. The following table summarizes the allocation of the purchase price:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Inventories	$120.8
Loaner vehicles	57.0
Property and equipment	36.5
Goodwill and intangible assets	360.4
Manufacturer franchise rights	324.0
Operating lease right-of-use assets	202.7
Total assets acquired	1,101.4
Operating lease liabilities	(202.2)
Other liabilities	(9.3)
Total liabilities assumed	(211.5)
Net assets acquired	$889.9
The Company's Condensed Consolidated Statements of Income included revenue attributable to Park Place for the three months ended March 31, 2021 of $406.0 million.
Other Acquisitions and Divestitures
There were no business combinations or divestitures during the three months ended March 31, 2021; however, we did release $1.0 million of purchase price holdbacks related to a prior year acquisition during the three months ended March 31, 2021.
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
Below is the allocation of purchase price for the acquisition completed during the three months ended March 31, 2020.

For the Three Months Ended March 31,
2020
(In millions)
Inventory	$29.8
Real estate	14.5
Property and equipment	0.4
Goodwill and manufacturer franchise rights	19.2
Other	(0.3)
Total purchase price	$63.6
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

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
Vehicle receivables	$53.8	$61.2
Manufacturer receivables	45.8	57.1
Other receivables	38.6	38.4
Total accounts receivable	138.2	156.7
Less—Allowance for credit losses	(1.4)	(1.2)
Accounts receivable, net	$136.8	$155.5

5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
New vehicles	$527.5	$640.0
Used vehicles	193.5	188.5
Parts and accessories	48.6	46.7
Total inventories (a)	$769.6	$875.2
____________________________
(a) Amounts reflected for inventory as of March 31, 2021, excluded $2.9 million of inventories classified as Assets held for sale.
The lower of cost and net realizable value reserves reduced total inventories by $5.4 million and $6.7 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, certain automobile manufacturer incentives reduced new vehicle inventory cost by $6.8 million and $8.3 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2021 and 2020 by $14.6 million and $10.2 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
Assets:
Inventory	$2.9	$—
Loaner vehicles	0.5	—
Property and equipment, net	27.1	28.3
Operating lease right-of-use assets	0.5	—
Goodwill	0.5	—
Total Assets held for sale	31.5	28.3
Liabilities:
Floor plan notes payable—non-trade	2.8	—
Loaners vehicle payable	0.5	—
Current maturities of long-term debt	0.2	0.5
Current maturities of operating leases	0.2	—
Long-term debt	2.1	8.4
Operating lease liabilities	0.2	—
Total Liabilities associated with assets held for sale	6.0	8.9
Net assets held for sale	$25.5	$19.4

As of March 31, 2021 assets held for sale consisted of one franchise (one dealership location) and one real estate property not currently used in our operations. The assets and liabilities associated with these properties totaled $31.5 million and $6.0 million, respectively.
As of December 31, 2020, assets held for sale consisted of three real estate properties that were are not currently used in our operations. The assets and liabilities totaled $28.3 million and $8.9 million, respectively.
During the three months ended March 31, 2021, the Company sold two vacant properties with a net book value of $12.5 million.
During the three months ended March 31, 2020, the Company sold seven franchises (six dealership locations) and one collision center for a pre-tax gain totaling $33.7 million. Additionally, we sold one vacant property with a net book value of $3.7 million.
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
The results of the quantitative impairment testing for certain franchise rights as of March 31, 2020, identified that the carrying values of certain of our franchise rights assets exceeded their fair value. As a result, we recognized a $23.0 million pre-tax non-cash impairment charge during the three months ended March 31, 2020. We did not perform impairment testing related to goodwill and franchise rights for the three months ended March 31, 2021 as no triggering events had occurred.

8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
Floor plan notes payable—trade	$54.5	$71.7
Floor plan notes payable offset account	(5.8)	(6.8)
Floor plan notes payable—trade, net	$48.7	$64.9

Floor plan notes payable—new non-trade (a)	$617.7	$715.9
Floor plan notes payable offset account	(139.6)	(78.6)
Floor plan notes payable—non-trade, net	$478.1	$637.3
____________________________
(a) Amounts reflected for floor plan notes payable—new non-trade as of March 31, 2021, excluded $2.8 million classified as Liabilities associated with assets held for sale.
We have a floor plan facility with Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 to extend the maturity date to July 31, 2021. We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding Floor Plan Notes Payable—Trade. In addition, we have a similar floor plan offset account with Bank of America that allows us to offset our Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As of March 31, 2021 and December 31, 2020, we had $145.4 million and $85.4 million, respectively, in these floor plan offset accounts.
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
On April 6, 2021, $190.0 million of availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of lower commitment fee rates.

9. DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.75% Senior Notes due 2030	445.0	445.0
Mortgage notes payable bearing interest at fixed rates (a)	75.7	79.2
2018 Bank of America Facility	82.8	84.2
2018 Wells Fargo Master Loan Facility (b)	85.6	86.9
2013 BofA Real Estate Facility	32.9	33.6
2015 Wells Fargo Master Loan Facility (c)	60.5	61.7
Finance lease liability	16.5	16.6
Total debt outstanding	1,204.0	1,212.2
Add—unamortized premium on 4.50% Senior Notes due 2028	1.2	1.2
Add—unamortized premium on 4.75% Senior Notes due 2030	2.0	2.1
Less—debt issuance costs	(13.1)	(13.7)
Long-term debt, including current portion	1,194.1	1,201.8
Less—current portion, net of current portion of debt issuance costs	(36.4)	(36.6)
Long-term debt	$1,157.7	$1,165.2
____________________________
(a) Amounts reflected for the Mortgage notes payable as of March 31, 2021, exclude $2.3 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Wells Fargo Master Loan Facility (as defined herein) as of December 31, 2020, exclude $5.1 million classified as Liabilities associated with assets held for sale.
(c) Amounts reflected for the 2015 Wells Fargo Master Loan Facility (as defined herein) as of December 31, 2020, exclude $3.8 million classified as Liabilities associated with assets held for sale, respectively.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 4.50% Senior Notes due 2028 and 4.75% Senior Notes due 2030 have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of March 31, 2021, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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
A summary of the carrying values and fair values of our Notes and our Mortgage notes payable is as follows:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	401.1	400.9
4.75% Senior Notes due 2030	440.7	440.6
Mortgage notes payable (a)	335.8	343.7
Total carrying value	$1,177.6	$1,185.2

Fair Value:
4.50% Senior Notes due 2028	411.1	423.2
4.75% Senior Notes due 2030	457.2	476.2
Mortgage notes payable (a)	347.2	354.5
Total fair value	$1,215.5	$1,253.9
____________________________
(a) Excludes amounts classified as Liabilities associated with assets held for sale.

Interest Rate Swap Agreements

We currently have four interest rate swap agreements. Each of these swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR. The following table provides information on the attributes of each swap as of March 31, 2021:

Inception Date	Notional Principal at Inception	Notional Value as of March 31, 2021	Notional Principal at Maturity	Maturity Date
	(In millions)
July 2020	$93.5	$90.5	$50.6	December 2028
July 2020	$85.5	$82.8	$57.3	November 2025
June 2015	$100.0	$73.7	$53.1	February 2025
November 2013	$75.0	$48.0	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was an $1.0 million and a $7.2 million liability as of March 31, 2021 and December 31, 2020, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
Other current liabilities	$(2.8)	$(2.8)
Other long-term assets	5.7	—
Other long-term liabilities	(3.9)	(4.4)
Total fair value	$(1.0)	$(7.2)

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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2021	$7.0	Other interest expense, net	$(0.8)
2020	$(4.5)	Other interest expense, net	$(0.3)
 On the basis of yield curve conditions as of March 31, 2021 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $2.8 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2021 and 2020, we made interest payments, including amounts capitalized, totaling $26.5 million and $22.3 million, respectively. Included in these interest payments are $3.1 million and $7.4 million, of floor plan interest payments during the three months ended March 31, 2021 and 2020, respectively.
During the three months ended March 31, 2021 and 2020, no material income tax payments were made and no refunds were received.

During the three months ended March 31, 2021 and 2020, we transferred $53.7 million and $39.4 million, respectively, of loaner vehicles from Other current assets to Inventories on our Condensed Consolidated Balance Sheets.
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
As of March 31, 2021, we had $10.8 million of letters of credit outstanding and we maintained a $9.7 million surety bond line in the ordinary course of our business, both of which are also required by certain of our insurance providers. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
•the declines in sales and service revenue and ongoing disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the COVID-19 pandemic; and
•our estimated future capital expenditures.

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

•the effects of increased expenses or unanticipated liabilities incurred as a result of, or due to activities related to our acquisitions or divestitures;

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
•significant disruptions in the production and delivery of vehicles and parts for any reason, including the COVID-19 pandemic, supply shortages (including semi-conductor chips and rubber-based products), natural disasters, severe weather, civil unrest, product recalls, work stoppages or other occurrences that are outside of our control;
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
•failure of our, or those of our third-party service providers, management information systems;
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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2021, we owned and operated 112 new vehicle franchises (91 dealership locations), representing 31 brands of automobile, 25 collision centers, and one auto auction in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. For the three months ended March 31, 2021, our new vehicle revenue brand mix consisted of 45% luxury, 38% imports, and 17% domestic brands.
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
•McDavid dealerships operating in metropolitan Austin and Dallas-Fort Worth, Texas;

•Nalley dealerships operating in metropolitan Atlanta, Georgia;
•Park Place dealerships operating in the Dallas-Fort Worth, Texas area;
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
Our gross profit margin varies with our revenue mix. Sales of new vehicles have historically resulted in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
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
Our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. As a result of the COVID-19 global pandemic, certain vehicle manufacturers slowed or temporarily halted assembly lines for the safety of their workers. For more information on the impact of COVID-19, see “Impact of COVID-19 on our Business” below. Furthermore, due to a variety of factors, including the impacts of the COVID-19 pandemic and significant shortages of semi-conductor chips and other component parts and supplies (including natural rubber-based products and petroleum-based plastics and foam), certain automotive manufacturers and other suppliers have suspended or slowed production of new vehicles, parts and other supplies. These delays have negatively impacted our new vehicle and parts inventory levels, with parts shortages in turn adversely impacting our service and collision repair business. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these shortages or when normalized production will resume at these manufacturers. We continue to believe that any future negative trends in new vehicle sales caused by lack of inventory availability would be partially mitigated by (i) increased demand for pre-owned vehicles, (ii) the expected relative stability of our parts and service operations over the long-term, (iii) the variable nature of significant components of our cost structure, and (iv) our diversified brand and geographic mix.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended March 31, 2021 was 16.9 million compared to 15.2 million during the three months ended March 31, 2020. On a same-store basis, all of our revenue streams increased from the prior year quarter and we experienced a significant increase in both new and used vehicle gross profit and margins during the three months ended March 31, 2021 when compared to the prior year period. New vehicle supply disruptions as a result of the COVID-19 global pandemic and the semi-conductor chip shortage have reduced the availability of new vehicle inventory, which has driven up demand for used vehicles. Our parts and service business continued to show signs of a recovery and is approaching pre-pandemic levels of activity and profitability.
We had total available liquidity of $551.3 million as of March 31, 2021, which consisted of cash and cash equivalents of $27.8 million, $145.4 million of funds in our floor plan offset accounts, $239.2 million of availability under our revolving credit facility, and $138.9 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.

Impact of COVID-19 on our Business
At this time, we cannot predict the duration or scope, and future effects, of the impacts from the COVID-19 pandemic. Vaccines are currently being administered with the objective of having the country return to some sense of normalcy by the second half of 2021. However, vaccine availability, distribution, efficacy to new strains of the virus, side effects and the public's willingness to get vaccinated all remain challenges, which could lengthen the duration of the impacts of the pandemic. We continue to monitor and respond as necessary to the Company’s operational needs and financial flexibility during the ongoing outbreak of the COVID-19 global pandemic and the resulting economic uncertainty. For example, we have enacted cost saving measures to respond to the uncertain environment. The Company has deferred certain capital expenditures and managed other controllable expenses.
Our top priority continues to be the safety and protection of our customers, team members and their families. We have modified certain business practices to conform to government restrictions and are taking precautionary measures as directed by government and regulatory authorities.
If the COVID-19 pandemic continues, future outbreaks in the markets in which we operate may cause changes in customer behaviors, including a potential reduction in traffic at our dealerships, and could result in certain impairment charges. The uncertainties in the global economy may negatively impact our suppliers and other business partners, which may interrupt our supply chain and require other changes to our operations. These and other factors may adversely impact our financial condition, liquidity and cash flow. We cannot accurately predict the amount and timing of any impairment charge at this time, however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.
Park Place Acquisition
On July 6, 2020, the Company, through two of its subsidiaries, entered into an Asset Purchase Agreement with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (8 dealership locations), two collision centers and an auto auction (collectively, the "Park Place acquisition"). The Park Place acquisition was completed on August 24, 2020 and financed through a combination of cash, floor plan facilities and seller financing. The seller financing comprised $150.0 million in aggregate principal amount of a 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of 4.00% promissory note due February 2022 (collectively, the "Seller Notes"). In September 2020, the Company redeemed the Seller Notes with proceeds from the offering of 4.50% Notes due 2028 and 4.75% Notes due 2030.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,151.7	$822.1	$329.6	40%
Used vehicle	690.9	493.2	197.7	40%
Parts and service	262.0	221.6	40.4	18%
Finance and insurance, net	88.3	70.4	17.9	25%
TOTAL REVENUE	2,192.9	1,607.3	585.6	36%
GROSS PROFIT:
New vehicle	75.5	36.4	39.1	107%
Used vehicle	55.8	30.7	25.1	82%
Parts and service	163.1	134.9	28.2	21%
Finance and insurance, net	88.3	70.4	17.9	25%
TOTAL GROSS PROFIT	382.7	272.4	110.3	40%
OPERATING EXPENSES:
Selling, general, and administrative	239.8	194.7	45.1	23%
Depreciation and amortization	9.8	9.5	0.3	3%
Franchise rights impairment	—	23.0	(23.0)	(100)%
Other operating (income) expense, net	(3.2)	10.2	(13.4)	(131)%
INCOME FROM OPERATIONS	136.3	35.0	101.3	289%
OTHER EXPENSES (INCOME):
Floor plan interest expense	2.9	7.0	(4.1)	(59)%
Other interest expense, net	14.0	17.0	(3.0)	(18)%
Loss on extinguishment of long-term debt, net	—	20.6	(20.6)	(100)%
Gain on dealership divestitures, net	—	(33.7)	33.7	100%
Total other expenses, net	16.9	10.9	6.0	55%
INCOME BEFORE INCOME TAXES	119.4	24.1	95.3	395%
Income tax expense	26.6	4.6	22.0	478%
NET INCOME	$92.8	$19.5	$73.3	376%
Net income per share—Diluted	$4.78	$1.01	$3.77	373%

	For the Three Months Ended March 31,
	2021	2020
REVENUE MIX PERCENTAGES:
New vehicle	52.5%	51.1%
Used vehicle retail	27.8%	27.8%
Used vehicle wholesale	3.8%	2.9%
Parts and service	11.9%	13.8%
Finance and insurance, net	4.0%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	19.7%	13.4%
Used vehicle retail	12.4%	11.5%
Used vehicle wholesale	2.2%	(0.2)%
Parts and service	42.6%	49.5%
Finance and insurance, net	23.1%	25.8%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.5%	16.9%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	62.7%	71.5%
Total revenue for the three months ended March 31, 2021 increased by $585.6 million (36%) compared to the three months ended March 31, 2020, due to a $329.6 million (40%) increase in new vehicle revenue, a $197.7 million (40%) increase in used vehicle revenue, a $40.4 million (18%) increase in parts and service revenue and a $17.9 million (25%) increase in F&I, net revenue. The $110.3 million (40%) increase in gross profit during the three months ended March 31, 2021 was driven by a $39.1 million (107%) increase in new vehicle gross profit, a $28.2 million (21%) increase in parts and service gross profit, a $25.1 million (82%) increase in used vehicle gross profit and a $17.9 million (25%) increase in F&I, net.
Income from operations during the three months ended March 31, 2021 increased by $101.3 million compared to the three months ended March 31, 2020, due to the $110.3 million (40%) increase in gross profit, a $23.0 million franchise right impairment charge for the three months ended March 31, 2020, a $13.4 million decrease in other operating expense, net, partially offset by a $45.1 million (23%) increase in SG&A expenses and a $0.3 million (3%) increase in depreciation and amortization expense.
Total other expenses, net increased by $6.0 million (55%), primarily as a result of a $33.7 million decrease in the gain on dealership divestitures, net during the first three months of 2021 when compared to the first three months of 2020, partially offset by a $4.1 million (59%) decrease in floor plan interest expense, no loss on extinguishment of debt and a $3.0 million (18%) decrease in other interest expense, net. Income before income taxes increased $95.3 million to $119.4 million for the three months ended March 31, 2021. Overall, net income increased by $73.3 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$518.0	$276.5	$241.5	87%
Import	439.4	358.2	81.2	23%
Domestic	194.3	187.4	6.9	4%
Total new vehicle revenue	$1,151.7	$822.1	$329.6	40%
Gross profit:
Luxury	$44.7	$16.9	$27.8	164%
Import	18.1	10.6	7.5	71%
Domestic	12.7	8.9	3.8	43%
Total new vehicle gross profit	$75.5	$36.4	$39.1	107%
New vehicle units:
Luxury	8,511	4,992	3,519	70%
Import	14,377	12,458	1,919	15%
Domestic	4,371	4,527	(156)	(3)%
Total new vehicle units	27,259	21,977	5,282	24%

Same Store:
Revenue:
Luxury	$322.2	$267.2	$55.0	21%
Import	438.1	342.5	95.6	28%
Domestic	189.5	171.4	18.1	11%
Total new vehicle revenue	$949.8	$781.1	$168.7	22%
Gross profit:
Luxury	$24.7	$16.3	$8.4	52%
Import	18.4	10.2	8.2	80%
Domestic	12.4	8.2	4.2	51%
Total new vehicle gross profit	$55.5	$34.7	$20.8	60%
New vehicle units:
Luxury	5,526	4,820	706	15%
Import	14,351	11,955	2,396	20%
Domestic	4,270	4,158	112	3%
Total new vehicle units	24,147	20,933	3,214	15%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per new vehicle sold	$42,250	$37,407	$4,843	13%
Gross profit per new vehicle sold	$2,770	$1,656	$1,114	67%
New vehicle gross margin	6.6%	4.4%	2.2%

Luxury:
Gross profit per new vehicle sold	$5,252	$3,385	$1,867	55%
New vehicle gross margin	8.6%	6.1%	2.5%
Import:
Gross profit per new vehicle sold	$1,259	$851	$408	48%
New vehicle gross margin	4.1%	3.0%	1.1%
Domestic:
Gross profit per new vehicle sold	$2,906	$1,966	$940	48%
New vehicle gross margin	6.5%	4.7%	1.8%

Same Store:
Revenue per new vehicle sold	$39,334	$37,314	$2,020	5%
Gross profit per new vehicle sold	$2,298	$1,658	$640	39%
New vehicle gross margin	5.8%	4.4%	1.4%

Luxury:
Gross profit per new vehicle sold	$4,470	$3,382	$1,088	32%
New vehicle gross margin	7.7%	6.1%	1.6%
Import:
Gross profit per new vehicle sold	$1,282	$853	$429	50%
New vehicle gross margin	4.2%	3.0%	1.2%
Domestic:
Gross profit per new vehicle sold	$2,904	$1,972	$932	47%
New vehicle gross margin	6.5%	4.8%	1.7%
For the three months ended March 31, 2021, new vehicle revenue increased by $329.6 million (40%) as a result of a 24% increase in new vehicle units sold, as well as an increase in revenue per new vehicle sold. For the three months ended March 31, 2021, same store new vehicle revenue increased by $168.7 million (22%) as the result of a 15% increase in new vehicle units sold, and a 5% increase in revenue per unit sold.
For the three months ended March 31, 2021, new vehicle gross profit and same store new vehicle gross profit increased by $39.1 million (107%) and $20.8 million (60%), respectively. Same store new vehicle gross margin for the three months ended March 31, 2021 improved 140 basis points to 5.8%.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended March 31, 2021 was 16.9 million compared to 15.2 million during the three months ended March 31, 2020, an 11% increase. The Company experienced continued strength in new vehicle sales for the three months ended March 31, 2021, building on the new vehicle sales recovery in the latter part of the 2020 fiscal year. The new vehicle sales revenue increase for the three months ended March 31, 2021 over the same period in the prior year is also attributable to the significant decline in new vehicle sales during the latter half of March as a result of the onset of the COVID-19 pandemic. On a same store basis, we experienced an increase in gross profit across all categories of vehicle sales driven by the increase in gross profit per new vehicle sold. The increased profitability is partly attributable to the lack of supply of new vehicle inventory driven by the manufacturer production challenges arising from semi-conductor chip shortages. Our new vehicle days supply of inventory was approximately 34 days for the months ended March 31, 2021, which is about half our targeted days supply. Luxury new vehicle sales and gross profit increased on an as reported basis by $241.5 million (87%) and $27.8 million (164%), respectively, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 in part due to the Park Place acquisition in the third quarter of 2020.
Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$607.5	$446.0	$161.5	36%
Used vehicle wholesale revenue	83.4	47.2	36.2	77%
Used vehicle revenue	$690.9	$493.2	$197.7	40%
Gross profit:
Used vehicle retail gross profit	$47.5	$31.2	$16.3	52%
Used vehicle wholesale gross profit	8.3	(0.5)	8.8	NM
Used vehicle gross profit	$55.8	$30.7	$25.1	82%
Used vehicle retail units:
Used vehicle retail units	23,519	20,287	3,232	16%

Same Store:
Revenue:
Used vehicle retail revenue	$499.9	$416.9	$83.0	20%
Used vehicle wholesale revenue	57.3	44.8	12.5	28%
Used vehicle revenue	$557.2	$461.7	$95.5	21%
Gross profit:
Used vehicle retail gross profit	$40.3	$29.6	$10.7	36%
Used vehicle wholesale gross profit	6.4	(0.4)	6.8	NM
Used vehicle gross profit	$46.7	$29.2	$17.5	60%
Used vehicle retail units:
Used vehicle retail units	20,740	18,979	1,761	9%
_____________________________
NM—Not Meaningful

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per used vehicle retailed	$25,830	$21,985	$3,845	17%
Gross profit per used vehicle retailed	$2,020	$1,538	$482	31%
Used vehicle retail gross margin	7.8%	7.0%	0.8%

Same Store:
Revenue per used vehicle retailed	$24,103	$21,966	$2,137	10%
Gross profit per used vehicle retailed	$1,943	$1,560	$383	25%
Used vehicle retail gross margin	8.1%	7.1%	1.0%
Used vehicle revenue increased by $197.7 million (40%) due to a $161.5 million (36%) increase in used vehicle retail revenue, and a $36.2 million (77%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by

$95.5 million (21%) due to an $83.0 million (20%) increase in used vehicle retail revenue, and a $12.5 million (28%) increase in used vehicle wholesale revenues.
For the three months ended March 31, 2021, gross profit margins increased by 80 basis points to 7.8%. Due to the new vehicle inventory shortages that have arisen due to manufacturer challenges, we continue to see an increased demand for used vehicles. As a result, on both a same store and as reported basis, we experienced a significant improvement in used vehicle gross profit margins during the three months ended March 31, 2021 as compared to the same period in the prior year. Used vehicle gross profit margins increased for the three months ended March 31, 2021 by $25.1 million on an all store basis and $17.5 million on a same store basis as compared to the three months ended March 31, 2020. We finished the first quarter with a 27 days supply of used vehicle inventory, below our targeted supply of 35 days.
Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)
As Reported:
Parts and service revenue	$262.0	$221.6	$40.4	18%
Parts and service gross profit:
Customer pay	97.1	78.1	19.0	24%
Warranty	24.1	22.2	1.9	9%
Wholesale parts	7.0	5.0	2.0	40%
Parts and service gross profit, excluding reconditioning and preparation	$128.2	$105.3	$22.9	22%
Parts and service gross margin, excluding reconditioning and preparation	48.9%	47.5%	1.4%
Reconditioning and preparation *	$34.9	$29.6	$5.3	18%
Total parts and service gross profit	$163.1	$134.9	$28.2	21%

Same Store:
Parts and service revenue	$212.4	$211.1	$1.3	1%
Parts and service gross profit:
Customer pay	77.1	74.8	2.3	3%
Warranty	18.3	21.1	(2.8)	(13)%
Wholesale parts	5.8	4.7	1.1	23%
Parts and service gross profit, excluding reconditioning and preparation	$101.2	$100.6	$0.6	1%
Parts and service gross margin, excluding reconditioning and preparation	47.6%	47.7%	(0.1)%
Reconditioning and preparation *	$29.3	$28.0	$1.3	5%
Total parts and service gross profit	$130.5	$128.6	$1.9	1%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $40.4 million (18%) increase in parts and service revenue was primarily due to a $33.7 million (23%) increase in customer pay revenue, a $4.8 million (15%) increase in wholesale parts revenue and a $1.9 million (5%) increase in warranty revenue. Same store parts and service revenue increased by $1.3 million (1%) from $211.1 million for the three months ended March 31, 2020 to $212.4 million for the three months ended March 31, 2021. The increase in same store parts and service revenue was due to a $4.7 million (3%) increase in customer pay revenue, a $2.0 million (6%) increase in wholesale parts revenue offset by a $5.4 million (14%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $22.9 million (22%) to $128.2 million, and same store gross profit, excluding reconditioning and preparation, increased by $0.6 million (1%) to $101.2 million. The parts and service business was negatively impacted by "shelter in place" orders issued in response to the COVID-19 pandemic in 2020 but has shown gradual improvement as COVID-19 restrictions have begun to ease and in conjunction with the COVID-19 vaccination rollout.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$88.3	$70.4	$17.9	25%
Finance and insurance, net per vehicle sold	$1,739	$1,666	$73	4%

Same Store:
Finance and insurance, net	$80.7	$67.2	$13.5	20%
Finance and insurance, net per vehicle sold	$1,798	$1,684	$114	7%
F&I revenue, net increased $17.9 million (25%) during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, and same store F&I revenue, net increased by $13.5 million (20%) over the same period. F&I revenue, net increased as a result of the increase in new and used retail unit sales for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company was able to improve the F&I PVR by $73 per unit (4%) over the comparable prior year period.
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2021	% of Gross Profit	2020	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$117.1	30.6%	$94.9	34.8%	$22.2	(4.2)%
Sales compensation	37.4	9.8%	27.4	10.1%	10.0	(0.3)%
Share-based compensation	4.7	1.2%	3.5	1.3%	1.2	(0.1)%
Outside services	23.9	6.2%	21.4	7.9%	2.5	(1.7)%
Advertising	7.7	2.0%	7.4	2.7%	0.3	(0.7)%
Rent	11.2	2.9%	6.8	2.5%	4.4	0.4%
Utilities	4.3	1.1%	4.1	1.5%	0.2	(0.4)%
Insurance	7.3	1.9%	4.1	1.5%	3.2	0.4%
Other	26.2	7.0%	25.1	9.2%	1.1	(2.2)%
Selling, general, and administrative expense	$239.8	62.7%	$194.7	71.5%	$45.1	(8.8)%
Gross profit	$382.7		$272.4

Same Store:
Personnel costs	$95.3	30.4%	$90.4	34.8%	$4.9	(4.4)%
Sales compensation	32.1	10.2%	25.9	10.0%	6.2	0.2%
Share-based compensation	4.7	1.5%	3.5	1.3%	1.2	0.2%
Outside services	19.6	6.3%	20.2	7.8%	(0.6)	(1.5)%
Advertising	6.3	2.0%	6.7	2.6%	(0.4)	(0.6)%
Rent	11.0	3.5%	6.7	2.6%	4.3	0.9%
Utilities	3.5	1.1%	3.8	1.5%	(0.3)	(0.4)%
Insurance	6.0	1.9%	3.6	1.4%	2.4	0.5%
Other	$21.3	6.9%	$24.3	9.3%	(3.0)	(2.4)%
Selling, general, and administrative expense	$199.8	63.8%	$185.1	71.3%	$14.7	(7.5)%
Gross profit	$313.4		$259.7

SG&A expense as a percentage of gross profit decreased 880 basis points from 71.5% for the three months ended March 31, 2020 to 62.7% for the three months ended March 31, 2021 while same store SG&A expense as a percentage of gross profit decreased 750 basis points to 63.8% over that same period. The decrease in SG&A as a percentage of gross profit during the three months ended March 31, 2021, is primarily the result of broad cost cutting measures arising from the COVID-19 pandemic and the higher gross profits on new and used vehicle sales triggered by new vehicle inventory shortages caused by production disruptions. On an as reported basis, Personnel costs and Sales compensation increased by $22.2 million and $10.0 million, respectively, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the Park Place acquisition and an increase in sales commissions related to the increase in gross profits earned during the periods. In addition, the Company made the decision to continue to pay its employees when certain of our stores were closed in February as a result of weather related disruptions. Rent increased from $6.8 million to $11.2 million for the three months ended March 31, 2021 as compared to the same period in the prior year due to real estate operating leases entered into related to Park Place dealership locations. Lastly, Insurance expenses increased by $3.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to increased insurance premiums stemming from the Park Place acquisition and claims associated with certain weather related events.
Franchise Rights Impairment—
During the three months ended March 31, 2020, we recorded a franchise rights impairment charge of $23.0 million. As a result of the COVID-19 pandemic, we performed a quantitative impairment analysis of certain franchise rights assets and determined that their carrying values exceeded their fair value by $23.0 million as of March 31, 2020. We did not incur a similar charge during the three months ended March 31, 2021 because there were no indicators of impairment.
Other Operating Expense, net—
Other operating expense, net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the three months ended March 31, 2021, the Company recorded other operating income, net of $3.2 million, primarily related to a $3.5 million gain arising from legal settlements. Included in the $10.2 million of other operating expense, net for the three months ended March 31, 2020, was an $11.6 million charge related to certain financing transactions related to, as well as the termination of, the Park Place acquisition, a $0.9 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $4.1 million (59%) to $2.9 million during the three months ended March 31, 2021 compared to $7.0 million during the three months ended March 31, 2020 primarily as a result of a decrease in LIBOR from which our floor plan interest rate is calculated and lower new vehicle inventory levels.
Loss on Extinguishment of Debt, net—
On March 4, 2020, the Company redeemed its $600 million 6% Notes scheduled to mature in 2024 at 103% of par, plus accrued and unpaid interest. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the write-off of the unamortized premium and debt issuance costs totaling $1.1 million.
As a result of the termination of the Asset Purchase Agreement (the "2019 Asset Purchase Agreement"), dated as of December 11, 2019, among the Company, Park Place and the other parties thereto, the Company delivered a notice of special mandatory redemption to holders of its $525.0 million aggregate principal amount of Senior Notes due 2028 (the "Existing 2028 Notes") and $600.0 million aggregate principal amount of Senior Notes due 2030 (the "Existing 2030 Notes") pursuant to which it would redeem on a pro rata basis (1) $245.0 million of the Existing 2028 Notes and (2) $280.0 million of the Existing 2030 Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to, but excluding the special mandatory redemption date. On March 30, 2020, the Company completed the redemption and recorded a write-off of unamortized debt issuance costs of $1.5 million.
Gain on Dealership Divestitures, net—
During the three months ended March 31, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market and we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market. The Company recorded a net pre-tax gain totaling $33.7 million.

Income Tax Expense—
The $22.0 million increase in income tax expense was primarily the result of a $95.3 million increase in income before income taxes. Our effective tax rate for the three months ended March 31, 2021 was 22.3% and 19.1% in the prior comparative period as a result of excess tax benefits associated with share-based compensation vesting. We expect our effective tax rate for 2021 to be around 25%.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2021, we had total available liquidity of $551.3 million, which consisted of $27.8 million of cash and cash equivalents, $145.4 million of available funds in our floor plan offset accounts, $239.2 million of availability under our revolving credit facility, and $138.9 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of March 31, 2021, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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
Material Indebtedness
We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, please refer to Note 13 "Debt" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
•2019 Senior Credit Facility—On September 25, 2019, the Company and certain of its subsidiaries entered into the third amended and restated credit agreement with Bank of America, as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). The 2019 Senior Credit Agreement provides for the following:
Revolving Credit Facility—A $250.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. We had $10.8 million in outstanding letters of credit as of March 31, 2021, resulting in $239.2 million additional borrowing availability as of March 31, 2021.
New Vehicle Floor Plan Facility—A $1.04 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account and the reduction in LIBOR rates, we experienced a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of March 31, 2021, we had $480.9 million outstanding under the New Vehicle Floor Plan Facility, which included $2.8 million classified as Liabilities associated with assets held for sale on our Condensed Consolidated Balance Sheet and is net of $139.6 million in our floor plan offset account.
Used Vehicle Floor Plan Facility—A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. We began the year with nothing drawn on our used vehicle floor plan facility and there was no activity during the three months ended March 31, 2021. Our borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $138.9 million based on our borrowing base calculation as of March 31, 2021.
Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.

At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. On April 6, 2021, $190.0 million of our availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of lower commitment fee rates.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 to extend the maturity date to July 31, 2021. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of March 31, 2021, we had $48.7 million, which is net of $5.8 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $134.9 million outstanding under our 2019 Senior Credit Facility and facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
•The New Senior Notes—On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million aggregate principal amount of the Existing 2028 Notes and $600.0 million aggregate principal amount of the Existing 2030 Notes. The Existing 2028 Notes and Existing 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively.
On March 24, 2020, the Company delivered notice to the sellers terminating the 2019 Asset Purchase Agreement and the Real Estate Purchase Agreement. As a result, the Company redeemed $245.0 million aggregate principal million of the Existing 2028 Notes and $280.0 million aggregate principal amount of the Existing 2030 Notes pursuant to the Special Mandatory Redemption.
In September 2020, the Company completed an add-on issuance of $250.0 million aggregate principal amount of additional senior notes consisting of $125.0 million aggregate principal amount of additional Existing 2028 Notes at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional Existing 2030 Notes (together with the additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020.
•Mortgage notes—As of March 31, 2021, we had $78.0 million of mortgage note obligations which included $2.3 million classified as Liabilities associated with assets held for sale. These obligations are collateralized by the associated real estate at our dealership locations.
•2013 BofA Real Estate Facility—On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A. ("Bank of America"), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of March 31, 2021, we had $32.9 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement.

•2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank,

National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of March 31, 2021, the outstanding balance under this agreement was $60.5 million. There is no further borrowing availability under this agreement.

•2018 Bank of America Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of March 31, 2021, we had $82.8 million of outstanding borrowings under the 2018 Bank of America Facility.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). As of March 31, 2021, we had $85.6 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under this agreement.
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2021.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
Our 2019 Senior Credit Facility and our Indentures permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of March 31, 2021, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
On January 27, 2021, the Board of Directors increased the Company’s share repurchase authorization under our current share repurchase program (the "Repurchase Program") by $33.7 million to $100 million, for the repurchase of our common stock in open market transactions or privately negotiated transactions from time to time. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the Repurchase Program and had remaining authorization to repurchase $100.0 million in shares of our common stock under the Repurchase Program.
During the three months ended March 31, 2021, we repurchased 61,893 shares, of our common stock for $9.6 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Three Months Ended March 31,
	2021	2020
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$210.8	$127.7
New vehicle floor plan (repayments) borrowings —non-trade, net	(156.4)	37.2
Cash provided by operating activities, as adjusted	$54.4	$164.9
Operating Activities—
Net cash provided by operating activities totaled $210.8 million and $127.7 million, for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by operating activities, as adjusted, totaled $54.4 million and $164.9 million for the three months ended March 31, 2021 and 2020, respectively.
The $110.5 million decrease in our net cash provided by operating activities, as adjusted, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily the result of a $166.5 million decrease related to the higher balances of accounts receivable and contracts-in-transit around the period end, a $45.0 million decrease related to the change in inventory, net of floor plan, a $23.0 million decrease in other current assets offset by an increase in accounts payable and other current liabilities of $57.0 million and an increase in non-cash adjustments to net income of $67.0 million.
Investing Activities—
Net cash used in investing activities totaled $3.7 million for the three months ended March 31, 2021 compared to cash provided by investing activities of $45.2 million, for the three months ended March 31, 2020. Capital expenditures, excluding the purchase of real estate, were $11.2 million and $9.1 million for the three months ended March 31, 2021 and 2020, respectively. We expect that capital expenditures for 2021 will total approximately $55.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.

During the three months ended March 31, 2021, we released $1.0 million of purchase price holdbacks related to a prior year acquisition.
During the three months ended March 31, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a purchase price of $63.6 million. We funded this acquisition with an aggregate $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, this acquisition included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.5 million of purchase price holdbacks related to a prior year acquisition.
During the three months ended March 31, 2021, we received cash proceeds of $14.0 million from the sale of vacant properties.
During the three months ended March 31, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market for an aggregate purchase price of $115.5 million. In addition, during the three months ended March 31, 2020, we received cash proceeds of $4.2 million from the sale of vacant properties.
During the three months ended March 31, 2021 and 2020, purchases of real estate, including previously leased real estate, totaled $5.5 million and $2.3 million, respectively.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $180.7 million for the three months ended March 31, 2021. Net cash provided by financing activities totaled $212.2 million for the three months ended March 31, 2020.
During the three months ended March 31, 2021 and 2020, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $1.22 billion and $1.12 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with a divestiture, of $1.38 billion and $1.09 billion, respectively.
During the three months ended March 31, 2020, we had floor plan borrowings of $27.1 million, related to acquisitions.
During the three months ended March 31, 2020, we had non-trade floor plan repayments associated with divestitures of and $50.5 million.
Repayments of borrowings totaled $14.7 million and $1.16 billion for the three months ended March 31, 2021 and 2020, respectively. In addition, payments of debt issuance costs totaled $3.1 million for the three months ended March 31, 2020.
During the three months ended March 31, 2020, we had proceeds of $7.3 million related to a sale and leaseback of real estate in Plano, Texas.
During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under our Repurchase Program but repurchased 61,893 shares of our common stock for $9.6 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $496.4 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of March 31, 2021, a 100 basis point change in interest rates could result in a change of as much as $5.0 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2021 and 2020 by $13.8 million and $9.4 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have four interest rate swap agreements. These swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR. The following table provides information on the attributes of each swap as of March 31, 2021:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
July 2020	$93.5	$90.5	$50.6	December 2028
July 2020	$85.5	$82.8	$57.3	November 2025
June 2015	$100.0	$73.7	$53.1	February 2025
November 2013	$75.0	$48.0	$38.7	September 2023
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.
Disruptions in the production and delivery of new vehicles and parts from manufacturers due to the lack of availability of parts and key components from suppliers, such as semi-conductor chips and other component parts and supplies (including natural rubber-based products and petroleum-based plastics and foam), could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Historically, we have generated a significant portion of our revenue through new vehicle sales, and new vehicle sales also tend to lead to sales of higher-margin products and services, such as finance and insurance products and vehicle-related parts and service. We rely exclusively on the various vehicle manufacturers for our new vehicle inventory and maintenance and replacement parts inventory. As a result, our profitability is dependent to a great extent on various aspects of vehicle manufacturers’ operations and timely delivery of new vehicles and parts.
Due to a variety of factors, including the impacts of the COVID-19 pandemic and significant shortages of semi-conductor chips and rubber-based products, certain automotive manufacturers and other suppliers have suspended or slowed production of new vehicles, parts and other supplies. These delays have negatively impacted our new vehicle and parts inventory levels, with parts shortages in turn adversely impacting our service and collision repair business. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these shortages or when normalized production will resume at these manufacturers. Any prolonged shortages could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2014, our Board of Directors authorized our Repurchase Program. On January 27, 2021, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the Repurchase Program but repurchased 61,893 shares of our common stock for $9.6 million from employees in connection with a net share settlement feature of employee equity-based awards. As of March 31, 2021, we had remaining authorization to repurchase $100.0 million in shares of our common stock under the Repurchase Program.

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

Asbury Automotive Group, Inc.

Date:	April 27, 2021	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	April 27, 2021	By:	/s/ Patrick J. Guido
		Name:	Patrick J. Guido
		Title:	Senior Vice President and Chief Financial Officer