Form 10-Q
period 2021-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2021-07-28
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 27, 2021 was 19,341,374.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102.3	$1.4
Contracts-in-transit	145.8	161.5
Accounts receivable, net	112.9	155.5
Inventories	560.2	875.2
Assets held for sale	31.6	28.3
Other current assets	179.7	183.8
Total current assets	1,132.5	1,405.7
PROPERTY AND EQUIPMENT, net	1,177.6	956.2
OPERATING LEASE RIGHT-OF-USE ASSETS	213.0	317.4
GOODWILL	563.2	562.2
INTANGIBLE FRANCHISE RIGHTS	425.2	425.2
OTHER LONG-TERM ASSETS	13.4	9.6
Total assets	$3,524.9	$3,676.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$13.9	$64.9
Floor plan notes payable—non-trade, net	227.6	637.3
Current maturities of long-term debt	43.2	36.6
Current maturities of operating leases	17.6	24.8
Accounts payable and accrued liabilities	451.9	450.9
Liabilities associated with assets held for sale	5.1	8.9
Total current liabilities	759.3	1,223.4
LONG-TERM DEBT	1,335.0	1,165.2
OPERATING LEASE LIABILITIES	199.8	296.7
DEFERRED INCOME TAXES	34.6	34.6
OTHER LONG-TERM LIABILITIES	47.9	50.9
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,254,715 and 41,133,668 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	603.9	595.5
Retained earnings	1,593.8	1,348.9
Treasury stock, at cost; 21,913,341 and 21,848,314 shares, respectively	(1,043.9)	(1,033.7)
Accumulated other comprehensive loss	(5.9)	(5.6)
Total shareholders' equity	1,148.3	905.5
Total liabilities and shareholders' equity	$3,524.9	$3,676.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
New vehicle	$1,368.4	$761.8	$2,520.1	$1,583.9
Used vehicle	816.2	447.5	1,507.1	940.7
Parts and service	292.4	169.2	554.4	390.8
Finance and insurance, net	107.0	66.6	195.3	137.0
TOTAL REVENUE	2,584.0	1,445.1	4,776.9	3,052.4
COST OF SALES:
New vehicle	1,244.3	723.2	2,320.5	1,508.9
Used vehicle	732.7	410.4	1,367.8	872.9
Parts and service	109.8	68.7	208.7	155.4
TOTAL COST OF SALES	2,086.8	1,202.3	3,897.0	2,537.2
GROSS PROFIT	497.2	242.8	879.9	515.2
OPERATING EXPENSES:
Selling, general, and administrative	269.7	152.2	509.5	346.9
Depreciation and amortization	10.1	9.7	19.9	19.2
Franchise rights impairment	—	—	—	23.0
Other operating (income) expense, net	(1.0)	(1.3)	(4.2)	8.9
INCOME FROM OPERATIONS	218.4	82.2	354.7	117.2
OTHER EXPENSES (INCOME):
Floor plan interest expense	2.1	4.1	5.0	11.1
Other interest expense, net	14.4	11.8	28.4	28.8
Loss on extinguishment of long-term debt	—	—	—	20.6
Gain on dealership divestitures, net	—	—	—	(33.7)
Total other expense, net	16.5	15.9	33.4	26.8
INCOME BEFORE INCOME TAXES	201.9	66.3	321.3	90.4
Income tax expense	49.8	16.7	76.4	21.3
NET INCOME	$152.1	$49.6	$244.9	$69.1
EARNINGS PER SHARE:
Basic—
Net income	$7.88	$2.58	$12.69	$3.60
Diluted—
Net income	$7.80	$2.57	$12.56	$3.58
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.3	19.2	19.3	19.2
Restricted stock	0.1	—	0.1	—
Performance share units	0.1	0.1	0.1	0.1
Diluted	19.5	19.3	19.5	19.3

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$152.1	$49.6	$244.9	$69.1
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	(6.5)	(0.6)	(0.3)	(5.1)
Income tax benefit associated with cash flow swaps	1.6	0.2	—	1.3
Comprehensive income	$147.2	$49.2	$244.6	$65.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5
Comprehensive Income:
Net income	—	—	—	92.8	—	—	—	92.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax charge	—	—	—	—	—	—	4.6	4.6
Comprehensive income	—	—	—	92.8	—	—	4.6	97.4
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,881	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	61,893	(9.6)	—	(9.6)
Balances, March 31, 2021	41,249,549	$0.4	$600.2	$1,441.7	21,910,207	$(1,043.3)	$(1.0)	$998.0
Comprehensive Income:
Net income	—	—	—	152.1	—	—	—	152.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax benefit	—	—	—	—	—	—	(4.9)	(4.9)
Comprehensive income	—	—	—	152.1	—	—	(4.9)	147.2
Share-based compensation	—	—	3.7	—	—	—	—	3.7
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	5,166	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	3,134	(0.6)	—	(0.6)
Balances, June 30, 2021	41,254,715	$0.4	$603.9	$1,593.8	21,913,341	$(1,043.9)	$(5.9)	$1,148.3

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	19.5	—	—	—	19.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.4)	(3.4)
Comprehensive income	—	—	—	19.5	—	—	(3.4)	16.1
Share-based compensation	—	—	3.8	—	—	—	—	3.8
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	68,577	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,915	(5.0)	—	(5.0)
Balances, March 31, 2020	41,140,657	$0.4	$586.4	$1,114.0	21,845,622	$(1,033.6)	$(6.3)	$660.9
Comprehensive Income:
Net income	—		—	49.6	—	—	—	49.6
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.2 tax benefit	—	—	—	—	—	—	(0.4)	(0.4)
Comprehensive income	—	—	—	49.6	—	—	(0.4)	49.2
Share-based compensation	—	—	3.1			—	—	3.1
Forfeitures in connection with share-based payment arrangements	(2,916)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	2,552	(0.1)	—	(0.1)
Balances, June 30, 2020	41,137,741	$0.4	$589.5	$1,163.6	21,848,174	$(1,033.7)	$(6.7)	$713.1

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$244.9	$69.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	19.9	19.2
Share-based compensation	8.3	6.6
Franchise rights impairment	—	23.0
Loss on extinguishment of long-term debt	—	20.6
Loaner vehicle amortization	12.5	10.8
Gain on divestitures, net	—	(33.7)
Change in right-of-use assets	11.1	9.3
Other adjustments, net	(0.5)	0.5
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	15.7	79.6
Accounts receivable	42.3	48.6
Inventories	424.6	463.5
Other current assets	(121.7)	(61.9)
Floor plan notes payable—trade, net	(51.0)	(77.0)
Accounts payable and other current liabilities	(3.1)	(21.7)
Operating lease liabilities	(11.2)	(9.5)
Other long-term assets and liabilities, net	(4.5)	7.6
Net cash provided by operating activities	587.3	554.6
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(26.7)	(18.2)
Capital expenditures—real estate	(5.5)	(2.3)
Purchase of previously leased real estate	(217.1)	—
Acquisitions	(1.0)	(63.1)
Divestitures	—	115.5
Proceeds from the sale of assets	21.5	4.2
Net cash provided by (used in) investing activities	(228.8)	36.1
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,401.0	1,633.8
Floor plan borrowings—acquisitions	—	27.1
Floor plan repayments—non-trade	(2,808.9)	(1,858.0)
Floor plan repayments—non-trade divestitures	—	(50.5)
Proceeds from borrowings	184.4	1,424.7
Repayments of borrowings	(23.9)	(1,157.2)
Proceeds from sale and leaseback transaction	—	7.3
Payment of debt issuance costs	—	(3.1)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(10.2)	(5.1)
Net cash provided by (used in) financing activities	(257.6)	19.0
Net increase in cash and cash equivalents	100.9	609.7
CASH AND CASH EQUIVALENTS, beginning of period	1.4	3.5
CASH AND CASH EQUIVALENTS, end of period	$102.3	$613.2

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of June 30, 2021, we owned and operated 112 new vehicle franchises (91 dealership locations) representing 31 automobile brands and 25 collision repair centers, and one auto auction in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. As of June 30, 2021, our new vehicle revenue brand mix consisted of 45% luxury, 39% imports, and 16% domestic brands.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the Condensed Consolidated Financial Statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, have been included, unless otherwise indicated. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 113 restricted share units and 12 performance share units and 904 restricted share units and 324 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan, from its computation of diluted earnings per share for the three and six months ended June 30, 2021, respectively, because they were anti-dilutive. There were no anti-dilutive share increments for the three and six months ended June 30, 2020. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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

Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021	2020
	(In millions)
Revenue:
New vehicle	$1,368.4	$761.8
Used vehicle retail	759.4	412.6
Used vehicle wholesale	56.8	34.9
New and used vehicle	2,184.6	1,209.3
Sale of vehicle parts and accessories	49.0	25.9
Vehicle repair and maintenance services	243.4	143.3
Parts and services	292.4	169.2
Finance and insurance, net	107.0	66.6
Total revenue	$2,584.0	$1,445.1

	For the Six Months Ended June 30,
	2021	2020
	(In millions)
Revenue:
New vehicle	$2,520.1	$1,583.9
Used vehicle retail	1,366.9	858.6
Used vehicle wholesale	140.2	82.1
New and used vehicle	4,027.2	2,524.6
Sale of vehicle parts and accessories	91.8	62.7
Vehicle repair and maintenance services	462.6	328.1
Parts and services	554.4	390.8
Finance and insurance, net	195.3	137.0
Total revenue	$4,776.9	$3,052.4

Contract Assets
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2021	$7.1	$13.3	$20.4
Transferred to receivables from contract assets recognized at the beginning of the period	(7.1)	(3.3)	(10.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	8.2	3.0	11.2
Contract Assets (Current), March 31, 2021	$8.2	$13.0	$21.2
Transferred to receivables from contract assets recognized at the beginning of the period	(8.2)	(3.5)	(11.7)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	10.0	3.3	13.3
Contract Assets (Current), June 30, 2021	10.0	12.8	22.8
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
Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. During the six months ended June 30, 2021, we recorded a $1.5 million measurement period adjustment to Property and equipment and Goodwill, respectively. The following table summarizes the allocation of the purchase price:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Inventories	$120.8
Loaner vehicles	57.0
Property and equipment	36.5
Goodwill and intangible assets	360.4
Manufacturer franchise rights	324.0
Operating lease right-of-use assets	202.7
Total assets acquired	1,101.4
Operating lease liabilities	(202.2)
Other liabilities	(9.3)
Total liabilities assumed	(211.5)
Net assets acquired	$889.9
On May 20, 2021, we exercised the purchase option for certain Park Place real estate leases whose original operating lease right-of-use assets and liabilities totaled $99.5 million. The purchase option price for these properties was $216.9 million which was partly financed through the 2021 BofA Real Estate Facility. See Note 9 "Debt" for further details.
The Company's Condensed Consolidated Statements of Income included revenue attributable to Park Place for the six months ended June 30, 2021 of $887.6 million.
Other Acquisitions and Divestitures
There were no business combinations or divestitures during the six months ended June 30, 2021; however, we did release $1.0 million of purchase price holdback related to a prior year acquisition during the six months ended June 30, 2021.
During the six months ended June 30, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a purchase price of $63.6 million. We funded this acquisition with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. This acquisition included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amount above, we released $1.5 million of purchase price holdbacks related to a prior year acquisition during the six months ended June 30, 2020.
The goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.

Below is the allocation of purchase price for the acquisition completed during the six months ended June 30, 2020.

For the Six Months Ended June 30,
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

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
Vehicle receivables	$35.5	$61.2
Manufacturer receivables	36.3	57.1
Other receivables	42.6	38.4
Total accounts receivable	114.4	156.7
Less—Allowance for credit losses	(1.5)	(1.2)
Accounts receivable, net	$112.9	$155.5
5. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
New vehicles	$224.2	$640.0
Used vehicles	284.4	188.5
Parts and accessories	51.6	46.7
Total inventories (a)	$560.2	$875.2
____________________________
(a) Amounts reflected for inventory as of June 30, 2021, excluded $3.0 million of inventories classified as Assets held for sale.
The lower of cost and net realizable value reserves reduced total inventories by $4.9 million and $6.7 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, certain automobile manufacturer incentives reduced new vehicle inventory cost by $2.9 million and $8.3 million, respectively, and reduced new vehicle cost of sales for the six months ended June 30, 2021 and 2020 by $31.3 million and $19.8 million, respectively. New vehicle inventories as of June 30, 2021 have decreased from December 31, 2020 as a result of manufacturer production challenges caused by the semiconductor chip shortage.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
Assets:
Inventory	$3.0	$—
Loaner vehicles	0.6	—
Property and equipment, net	27.1	28.3
Operating lease right-of-use assets	0.4	—
Goodwill	0.5	—
Total Assets held for sale	31.6	28.3
Liabilities:
Floor plan notes payable—non-trade	1.8	—
Loaners vehicle payable	0.6	—
Current maturities of long-term debt	0.2	0.5
Current maturities of operating leases	0.2	—
Long-term debt	2.1	8.4
Operating lease liabilities	0.2	—
Total Liabilities associated with assets held for sale	5.1	8.9
Net assets held for sale	$26.5	$19.4

As of June 30, 2021 assets held for sale consisted of one franchise (one dealership location) and one real estate property not currently used in our operations. The assets and liabilities associated with these properties totaled $31.6 million and $5.1 million, respectively.
As of December 31, 2020, assets held for sale consisted of three real estate properties that were not being used in our operations. The assets and liabilities totaled $28.3 million and $8.9 million, respectively.
During the six months ended June 30, 2021, the Company sold two vacant properties with a net book value of $12.5 million.
During the six months ended June 30, 2020, the Company sold seven franchises (six dealership locations) and one collision center for a pre-tax gain totaling $33.7 million. Additionally, we sold one vacant property with a net book value of $3.7 million.
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
The results of the quantitative impairment testing for certain franchise rights as of March 31, 2020, identified that the carrying values of certain of our franchise rights assets exceeded their fair value. As a result, we recognized a $23.0 million pre-tax non-cash impairment charge during the three months ended March 31, 2020. We did not perform impairment testing related to goodwill and franchise rights for the six months ended June 30, 2021 as no triggering events had occurred.

8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
Floor plan notes payable—trade	$13.9	$71.7
Floor plan notes payable offset account	—	(6.8)
Floor plan notes payable—trade, net	$13.9	$64.9

Floor plan notes payable—new non-trade (a)	$302.6	$715.9
Floor plan notes payable offset account	(75.0)	(78.6)
Floor plan notes payable—non-trade, net	$227.6	$637.3
____________________________
(a) Amounts reflected for floor plan notes payable—new non-trade as of June 30, 2021, excluded $1.8 million classified as Liabilities associated with assets held for sale.
We have a floor plan facility with Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding Floor Plan Notes Payable—Trade. In addition, we have a similar floor plan offset account with Bank of America that allows us to offset our Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As of June 30, 2021 and December 31, 2020, we had $75.0 million and $85.4 million, respectively, in these floor plan offset accounts.
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

9. DEBT
Long-term debt consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.75% Senior Notes due 2030	445.0	445.0
Mortgage notes payable bearing interest at fixed rates (a)	74.3	79.2
2021 BofA Real Estate Facility	184.4	—
2018 Bank of America Facility	81.5	84.2
2018 Wells Fargo Master Loan Facility (b)	84.4	86.9
2013 BofA Real Estate Facility	32.3	33.6
2015 Wells Fargo Master Loan Facility (c)	55.8	61.7
Finance lease liability	24.9	16.6
Total debt outstanding	1,387.6	1,212.2
Add—unamortized premium on 4.50% Senior Notes due 2028	1.1	1.2
Add—unamortized premium on 4.75% Senior Notes due 2030	2.0	2.1
Less—debt issuance costs	(12.5)	(13.7)
Long-term debt, including current portion	1,378.2	1,201.8
Less—current portion, net of current portion of debt issuance costs	(43.2)	(36.6)
Long-term debt	$1,335.0	$1,165.2
____________________________
(a) Amounts reflected for the Mortgage notes payable as of June 30, 2021, exclude $2.3 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Wells Fargo Master Loan Facility (as defined herein) as of December 31, 2020, exclude $5.1 million classified as Liabilities associated with assets held for sale.
(c) Amounts reflected for the 2015 Wells Fargo Master Loan Facility (as defined herein) as of December 31, 2020, exclude $3.8 million classified as Liabilities associated with assets held for sale.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 4.50% Senior Notes due 2028 and 4.75% Senior Notes due 2030 have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of June 30, 2021, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
2021 BofA Real Estate Facility
On May 20, 2021, the Company and certain of its subsidiaries borrowed $184.4 million under a real estate term loan credit agreement, dated as of May 10, 2021 (the “2021 BofA Real Estate Credit Agreement”), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the “2021 BofA Real Estate Facility”). The Company used the proceeds from these borrowings to finance the exercise of its option to purchase certain of the leased real property under the definitive agreements entered into in connection with the acquisition of the Park Place dealerships. The Company completed the purchase of the leased real property on May 20, 2021.
Term loans under our 2021 BofA Real Estate Facility bear interest, at our option, based on (1) LIBOR plus 1.65% per annum or (2) the Base Rate (as described below) plus 0.65% per annum. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. We will be required to make 39 consecutive quarterly principal payments of 1.00% of the initial amount of each loan, with a balloon repayment of the outstanding principal amount of loans due on the maturity date. The 2021 BofA Real Estate Facility matures ten years from the initial funding date. Borrowings under the 2021 BofA Real Estate Facility are guaranteed by us and each of our operating dealership subsidiaries that leased the real estate now financed under the 2021 BofA Real Estate Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.

The representations and covenants in the 2021 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2021 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2021 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2021 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
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

A summary of the carrying values and fair values of our Notes and our Mortgage notes payable is as follows:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	401.3	400.9
4.75% Senior Notes due 2030	440.9	440.6
Mortgage notes payable (a)	511.1	343.7
Total carrying value	$1,353.3	$1,185.2

Fair Value:
4.50% Senior Notes due 2028	417.2	423.2
4.75% Senior Notes due 2030	463.9	476.2
Mortgage notes payable (a)	523.3	354.5
Total fair value	$1,404.4	$1,253.9
____________________________
(a) Excludes amounts classified as Liabilities associated with assets held for sale.

Interest Rate Swap Agreements

We currently have five interest rate swap agreements. In May 2021, we entered into a new interest rate swap agreement with a notional principal amount of $184.4 million which will reduce to $110.6 million at maturity. This swap, along with our existing swaps, was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through each swap's maturity date as noted in the table below. The following table provides information on the attributes of each swap as of June 30, 2021:

Inception Date	Notional Principal at Inception	Notional Value as of June 30, 2021	Notional Principal at Maturity	Maturity Date
	(In millions)
May 2021	$184.4	$184.4	$110.6	May 2031
July 2020	$93.5	$89.2	$50.6	December 2028
July 2020	$85.5	$81.5	$57.3	November 2025
June 2015	$100.0	$71.9	$53.1	February 2025
November 2013	$75.0	$47.1	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $7.5 million and a $7.2 million liability as of June 30, 2021 and December 31, 2020, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
Other current liabilities	$(5.2)	$(2.8)
Other long-term assets	$4.2	—
Other long-term liabilities	(6.5)	(4.4)
Total fair value	$(7.5)	$(7.2)

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

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2021	$(7.3)	Other interest expense, net	$0.9
2020	$(0.6)	Other interest expense, net	$0.6

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2021	$(1.9)	Other interest expense, net	$1.7
2020	$(5.1)	Other interest expense, net	$0.9
 On the basis of yield curve conditions as of June 30, 2021 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $5.2 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2021 and 2020, we made interest payments, including amounts capitalized, totaling $32.8 million and $32.6 million, respectively. Included in these interest payments are $5.8 million and $13.2 million, of floor plan interest payments during the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021 and 2020, we made income tax payments, net of refunds received, totaling $74.9 million and $1.3 million, respectively.
During the six months ended June 30, 2021 and 2020, we transferred $112.6 million and $71.6 million, respectively, of loaner vehicles from Other current assets to Inventories on our Condensed Consolidated Balance Sheets.
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
As of June 30, 2021, we had $10.8 million of letters of credit outstanding and we maintained a $11.6 million surety bond line in the ordinary course of our business, both of which are also required by certain of our insurance providers. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
•disruptions in the production and supply of vehicles and parts from our vehicle and parts manufacturers and other suppliers due to any ongoing impact of the global semiconductor shortage, which can disrupt our operations;
•disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the global COVID-19 pandemic, including due to any new strains of the virus and the efficacy and rate of vaccinations; and
•our estimated future capital expenditures, which can be impacted by increasing prices and labor shortages.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
•the degree to which disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to any ongoing effects of the COVID-19 pandemic may adversely impact our business, results of operations, financial condition and cash flows;

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
•significant disruptions in the production and delivery of vehicles and parts for any reason, including the COVID-19 pandemic, supply shortages (including semiconductor chips), natural disasters, severe weather, civil unrest, product recalls, work stoppages or other occurrences that are outside of our control;
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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of June 30, 2021, we owned and operated 112 new vehicle franchises (91 dealership locations), representing 31 brands of automobile, 25 collision centers, and one auto auction in 16 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. For the six months ended June 30, 2021, our new vehicle revenue brand mix consisted of 45% luxury, 39% imports, and 16% domestic brands.
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
Our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. As a result of the COVID-19 global pandemic, certain vehicle manufacturers slowed or temporarily halted assembly lines for the safety of their workers. Furthermore, significant shortages of semiconductor chips and other component parts and supplies have also forced many automotive manufacturers and their suppliers to suspend or curtail production. The impact of these factors have negatively impacted our new vehicle inventory levels. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these shortages or when normalized production will resume at these manufacturers.
We also cannot predict the duration or scope, and future effects, of the impacts from the COVID-19 global pandemic, which may adversely impact our financial condition, liquidity and cash flow. Vaccine efficacy to new strains of the virus, side effects and the public's willingness to get vaccinated, all remain challenges, which could lengthen the duration of the impacts of the pandemic. We continue to monitor and respond as necessary to the Company’s operational needs and financial flexibility during the ongoing outbreak of the COVID-19 global pandemic and the resulting economic uncertainty. Our top priority continues to be the safety and protection of our customers, team members and their families. We have modified certain business practices to conform to government restrictions and are taking precautionary measures as directed by government and regulatory authorities.
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
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended June 30, 2021 was 17.0 million compared to 11.3 million during the three months ended June 30, 2020. On a same-store basis, all of our revenue streams increased from the prior year quarter and we experienced a significant increase in both new and used vehicle gross profit and margins during the three months ended June 30, 2021 when compared to the prior year period. New vehicle supply disruptions as a result of the COVID-19 global pandemic and the semiconductor chip shortage have reduced the availability of new vehicle inventory, which has driven up demand for used vehicles. Our parts and service business continued to show signs of a recovery and has returned to pre-pandemic levels of activity and profitability.

We had total available liquidity of $576.5 million as of June 30, 2021, which consisted of cash and cash equivalents of $102.3 million, $75.0 million of funds in our floor plan offset accounts, $190.0 million availability under our new vehicle floor plan facility that is able to be converted to our revolving credit facility, $49.2 million of availability under our revolving credit facility, and $160.0 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,368.4	$761.8	$606.6	80%
Used vehicle	816.2	447.5	368.7	82%
Parts and service	292.4	169.2	123.2	73%
Finance and insurance, net	107.0	66.6	40.4	61%
TOTAL REVENUE	2,584.0	1,445.1	1,138.9	79%
GROSS PROFIT:
New vehicle	124.1	38.6	85.5	222%
Used vehicle	83.5	37.1	46.4	125%
Parts and service	182.6	100.5	82.1	82%
Finance and insurance, net	107.0	66.6	40.4	61%
TOTAL GROSS PROFIT	497.2	242.8	254.4	105%
OPERATING EXPENSES:
Selling, general, and administrative	269.7	152.2	117.5	77%
Depreciation and amortization	10.1	9.7	0.4	4%
Other operating (income), net	(1.0)	(1.3)	0.3	23%
INCOME FROM OPERATIONS	218.4	82.2	136.2	166%
OTHER EXPENSES:
Floor plan interest expense	2.1	4.1	(2.0)	(49)%
Other interest expense, net	14.4	11.8	2.6	22%
Total other expenses, net	16.5	15.9	0.6	4%
INCOME BEFORE INCOME TAXES	201.9	66.3	135.6	205%
Income tax expense	49.8	16.7	33.1	198%
NET INCOME	$152.1	$49.6	$102.5	207%
Net income per common share—Diluted	$7.80	$2.57	$5.23	204%

	For the Three Months Ended June 30,
	2021	2020
REVENUE MIX PERCENTAGES:
New vehicle	53.0%	52.7%
Used vehicle retail	29.4%	28.6%
Used vehicle wholesale	2.2%	2.4%
Parts and service	11.3%	11.7%
Finance and insurance, net	4.1%	4.6%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	25.0%	15.9%
Used vehicle retail	14.8%	13.0%
Used vehicle wholesale	2.0%	2.3%
Parts and service	36.7%	41.4%
Finance and insurance, net	21.5%	27.4%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	19.2	16.8
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	54.2%	62.7%
Total revenue during the second quarter of 2021 increased by $1.14 billion (79%) compared to the second quarter of 2020, due to a $606.6 million (80%) increase in new vehicle revenue, a $368.7 million (82%) increase in used vehicle revenue, a $123.2 million (73%) increase in parts and service revenue and a $40.4 million (61%) increase in F&I, net revenue. During the three months ended June 30, 2021, gross profit increased by $254.4 million (105%) driven by an $85.5 million (222%) increase in new vehicle gross profit, a $46.4 million (125%) increase in used vehicle gross profit, an $82.1 million (82%) increase in parts and service gross profit and a $40.4 million (61%) increase in F&I gross profit.
Income from operations during the second quarter of 2021 increased by $136.2 million (166%) compared to the second quarter of 2020, primarily due to the $254.4 million (105%) increase in gross profit, partially offset by a $117.5 million (77%) increase in SG&A expense, a $0.4 million (4%) increase in depreciation and amortization expenses and a $0.3 million (23%) decrease in other operating (income) expense, net. Total other expenses, net increased by $0.6 million (4%), primarily due to a $2.6 million (22%) increase in other interest expense, net partially offset by a $2.0 million (49%) decrease in floor plan interest expense during the second quarter of 2021. As a result, income before income taxes increased $135.6 million (205%). Overall, net income increased by $102.5 million (207%) during the second quarter of 2021 as compared to the second quarter of 2020.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$608.2	$243.5	$364.7	150%
Import	556.1	341.9	214.2	63%
Domestic	204.1	176.4	27.7	16%
Total new vehicle revenue	$1,368.4	$761.8	$606.6	80%
Gross profit:
Luxury	$61.9	$16.8	$45.1	268%
Import	44.0	12.5	31.5	252%
Domestic	18.2	9.3	8.9	96%
Total new vehicle gross profit	$124.1	$38.6	$85.5	222%
New vehicle units:
Luxury	10,085	4,359	5,726	131%
Import	17,257	11,610	5,647	49%
Domestic	4,383	4,091	292	7%
Total new vehicle units	31,725	20,060	11,665	58%

Same Store:
Revenue:
Luxury	$381.0	$236.2	$144.8	61%
Import	553.4	341.8	211.6	62%
Domestic	204.1	168.8	35.3	21%
Total new vehicle revenue	$1,138.5	$746.8	$391.7	52%
Gross profit:
Luxury	$36.1	$16.3	$19.8	121%
Import	43.9	12.4	31.5	254%
Domestic	18.2	8.8	9.4	107%
Total new vehicle gross profit	$98.2	$37.5	$60.7	162%
New vehicle units
Luxury	6,505	4,218	2,287	54%
Import	17,205	11,610	5,595	48%
Domestic	4,383	3,936	447	11%
Total new vehicle units	28,093	19,764	8,329	42%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per new vehicle sold	$43,133	$37,976	$5,157	14%
Gross profit per new vehicle sold	$3,912	$1,924	$1,988	103%
New vehicle gross margin	9.1%	5.1%	4.0%

Luxury:
Gross profit per new vehicle sold	$6,138	$3,854	$2,284	59%
New vehicle gross margin	10.2%	6.9%	3.3%
Import:
Gross profit per new vehicle sold	$2,550	$1,077	$1,473	137%
New vehicle gross margin	7.9%	3.7%	4.2%
Domestic:
Gross profit per new vehicle sold	$4,152	$2,273	$1,879	83%
New vehicle gross margin	8.9%	5.3%	3.6%

Same Store:
Revenue per new vehicle sold	$40,526	$37,786	$2,740	7%
Gross profit per new vehicle sold	$3,496	$1,897	$1,599	84%
New vehicle gross margin	8.6%	5.0%	3.6%

Luxury:
Gross profit per new vehicle sold	$5,550	$3,864	$1,686	44%
New vehicle gross margin	9.5%	6.9%	2.6%
Import:
Gross profit per new vehicle sold	$2,552	$1,068	$1,484	139%
New vehicle gross margin	7.9%	3.6%	4.3%
Domestic:
Gross profit per new vehicle sold	$4,152	$2,236	$1,916	86%
New vehicle gross margin	8.9%	5.2%	3.7%
New vehicle revenue increased by $606.6 million (80%) due to a $364.7 million (150%) increase in luxury brands revenue, a $214.2 million (63%) increase in import brands revenue and a $27.7 million (16%) increase in domestic brands revenue. Luxury brand revenue benefited from the acquisition of the Park Place Dealership group which occurred during the third quarter of 2020. The 80% increase in new vehicle revenue is the result of a 58% increase in new vehicle units sold and an increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $391.7 million (52%) due to a $144.8 million (61%) increase in luxury brands revenue, a $211.6 million (62%) increase in import brands revenue and a $35.3 million (21%) increase in domestic brands revenue. These same store increases are primarily due to the negative impact of the COVID-19 pandemic on revenue for the three months ended June 30, 2020.
New vehicle gross profit increased by $85.5 million (222%) for the three months ended June 30, 2021 and same store new vehicle gross profit increased $60.7 million (162%) over the same period. Same store new vehicle gross profit margin for the three months ended June 30, 2021 increased 370 basis points to 8.6%. The increase in our same store gross profit margin was primarily attributable to our efforts to focus on optimizing margin as new inventory levels declined as a result of manufacturers reducing or temporarily halting production due to the semiconductor chip shortage.
We ended the quarter with approximately 17 days of supply of new vehicle inventory. Our new vehicle inventory levels have been negatively impacted by production disruptions at the manufacturers caused primarily by the semiconductor chip shortage.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$759.4	$412.6	$346.8	84%
Used vehicle wholesale revenue	56.8	34.9	21.9	63%
Used vehicle revenue	$816.2	$447.5	$368.7	82%
Gross profit:
Used vehicle retail gross profit	$73.5	$31.6	$41.9	133%
Used vehicle wholesale gross profit	10.0	5.5	4.5	82%
Used vehicle gross profit	$83.5	$37.1	$46.4	125%
Used vehicle retail units:
Used vehicle retail units	26,856	18,400	8,456	46%

Same Store:
Revenue:
Used vehicle retail revenue	$615.4	$403.5	$211.9	53%
Used vehicle wholesale revenue	32.3	34.4	(2.1)	(6)%
Used vehicle revenue	$647.7	$437.9	$209.8	48%
Gross profit:
Used vehicle retail gross profit	$61.3	$31.2	$30.1	96%
Used vehicle wholesale gross profit	6.4	5.5	0.9	16%
Used vehicle gross profit	$67.7	$36.7	$31.0	84%
Used vehicle retail units:
Used vehicle retail units	23,267	18,033	5,234	29%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per used vehicle retailed	$28,277	$22,424	$5,853	26%
Gross profit per used vehicle retailed	$2,737	$1,717	$1,020	59%
Used vehicle retail gross margin	9.7%	7.7%	2.0%

Same Store:
Revenue per used vehicle retailed	$26,449	$22,376	$4,073	18%
Gross profit per used vehicle retailed	$2,635	$1,730	$905	52%
Used vehicle retail gross margin	10.0%	7.7%	2.3%

Used vehicle revenue increased by $368.7 million (82%) due to a $346.8 million (84%) increase in used vehicle retail revenue and a $21.9 million (63%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $209.8 million (48%) due to a $211.9 million (53%) increase in used vehicle retail revenue, partially offset a $2.1 million (6%) decrease in used vehicle wholesale revenue. Total company used vehicle unit sales increased by 46% while same store used vehicle unit sales increased by 29% during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

For the three months ended June 30, 2021, total Company and same store used vehicle retail gross profit margins increased by 200 basis points and 230 basis points, respectively as compared to the same quarter in the prior year. During the second quarter of 2021, the used vehicle market benefited from the decline in new vehicle inventory availability. The Company's wholesale gross profit and gross margin percentage also benefited from the recovery in the used vehicle market which was partially driven by the demand in used vehicles due to new vehicle supply shortages.

Our 37 days of supply of used vehicle inventory as of June 30, 2021, is slightly above our historic targeted range of 30 to 35 days as we have sought to increase our used vehicle supply to counter the impact of lower new vehicle inventory levels.
Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)
As Reported:
Parts and service revenue	$292.4	$169.2	$123.2	73%
Parts and service gross profit:
Customer pay	106.8	53.8	53.0	99%
Warranty	27.0	17.9	9.1	51%
Wholesale parts	8.0	4.9	3.1	63%
Parts and service gross profit, excluding reconditioning and preparation	$141.8	$76.6	$65.2	85%
Parts and service gross margin, excluding reconditioning and preparation	48.5%	45.3%	3.2%
Reconditioning and preparation *	$40.8	$23.9	$16.9	71%
Total parts and service gross profit	$182.6	$100.5	$82.1	82%

Same Store:
Parts and service revenue	$234.6	$166.5	$68.1	41%
Parts and service gross profit:
Customer pay	84.1	52.8	31.3	59%
Warranty	20.2	17.6	2.6	15%
Wholesale parts	6.6	4.8	1.8	38%
Parts and service gross profit, excluding reconditioning and preparation	$110.9	$75.2	$35.7	47%
Parts and service gross margin, excluding reconditioning and preparation	47.3%	45.2%	2.1%
Reconditioning and preparation *	$35.2	$23.6	$11.6	49%
Total parts and service gross profit	$146.1	$98.8	$47.3	48%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $123.2 million (73%) increase in parts and service revenue was due to an $86.7 million (76%) increase in customer pay revenue, a $21.2 million (96%) increase in wholesale parts revenue and a $15.3 million (46%) increase in warranty revenue. Same store parts and service revenue increased by $68.1 million (41%) to $234.6 million during the three months ended June 30, 2021 from $166.5 million during the three months ended June 30, 2020. The increase in same store parts and service revenue was due to a $48.0 million (43%) increase in customer pay revenue, a $15.8 million (72%) increase in wholesale parts revenue and a $4.3 million (13%) increase in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $65.2 million (85%) to $141.8 million and same store parts and service gross profit, excluding reconditioning and preparation, increased by $35.7 million (47%) to $110.9 million. Our parts and service business had been negatively impacted in the prior period by a combination of people driving fewer miles and customer fears of being more susceptible to contracting COVID-19 in public locations. During the three months ended June 30, 2021, we have seen an increase in our parts and services revenues and gross profit on a total and same store basis. This is largely attributable to an increase in driving levels as consumers gradually return to a pre-pandemic lifestyle. We continue to focus on increasing our customer pay parts and service revenue over the long-term by upgrading equipment, improving the customer experience, providing competitive benefits to our technicians and capitalizing on our dealership training programs.
Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$107.0	$66.6	$40.4	61%
Finance and insurance, net per vehicle sold	$1,827	$1,732	$95	5%

Same Store:
Finance and insurance, net	$97.5	$65.7	$31.8	48%
Finance and insurance, net per vehicle sold	$1,898	$1,738	$160	9%
F&I, net revenue increased by $40.4 million (61%) during the second quarter of 2021 as compared to the second quarter of 2020 and same store F&I, net revenue increased by $31.8 million (48%) over the same period. We attribute the increase in all stores' F&I, net revenue to a 52% increase in total retail units sold and a 5% increase in F&I PVR.
Selling, General, and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2021	% of Gross Profit	2020	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$132.5	26.6%	$71.9	29.6%	$60.6	(3.0)%
Sales compensation	51.7	10.4%	24.7	10.2%	27.0	0.2%
Share-based compensation	3.7	0.7%	3.1	1.3%	0.6	(0.6)%
Outside services	26.2	5.3%	17.1	7.0%	9.1	(1.7)%
Advertising	8.9	1.8%	4.2	1.7%	4.7	0.1%
Rent	9.1	1.8%	5.9	2.4%	3.2	(0.6)%
Utilities	4.5	0.9%	3.4	1.4%	1.1	(0.5)%
Insurance	6.1	1.2%	4.7	1.9%	1.4	(0.7)%
Other	27.0	5.5%	17.2	7.2%	9.8	(1.7)%
Selling, general, and administrative expense	$269.7	54.2%	$152.2	62.7%	$117.5	(8.5)%
Gross profit	$497.2		$242.8

Same Store:
Personnel costs	$110.8	27.1%	$70.8	29.7%	$40.0	(2.6)%
Sales compensation	44.4	10.8%	24.3	10.2%	20.1	0.6%
Share-based compensation	3.7	0.9%	3.1	1.3%	0.6	(0.4)%
Outside services	21.5	5.3%	16.7	7.0%	4.8	(1.7)%
Advertising	7.8	1.9%	4.0	1.7%	3.8	0.2%
Rent	9.0	2.2%	5.9	2.5%	3.1	(0.3)%
Utilities	3.7	0.9%	3.3	1.4%	0.4	(0.5)%
Insurance	4.8	1.2%	4.5	1.9%	0.3	(0.7)%
Other	21.8	5.3%	17.2	7.1%	4.6	(1.8)%
Selling, general, and administrative expense	$227.5	55.6%	$149.8	62.8%	$77.7	(7.2)%
Gross profit	$409.5		$238.7

SG&A expense as a percentage of gross profit decreased 850 basis points from 62.7% for the second quarter of 2020 to 54.2% for the second quarter of 2021. Same store SG&A expense as a percentage of gross profit decreased 720 basis points, from 62.8% for the second quarter of 2020 to 55.6% over the same period in 2021. The decrease in SG&A as a percentage of gross profit is primarily the result of certain cost cutting measures, such as advertising and travel, and higher gross profits on new and used vehicle sales. Our personnel costs decreased by 260 basis points, on a same store basis, as a percentage of gross profit in the second quarter of 2021 as compared to the same quarter in the prior year. Sales compensation as a percentage of gross profit increased on both a total and same store basis for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, due to increased commission expense arising from increased profitability.
Other Operating Expense (Income), net —
Other operating expense (income), net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the three months ended June 30, 2021, we recorded a gain of $0.8 million related to a real estate sale and leaseback transaction.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $2.0 million (49%) to $2.1 million during the three months ended June 30, 2021 as compared to $4.1 million for the three months ended June 30, 2020, primarily due to lower average new vehicle inventory levels and a decrease in the one month LIBOR rate from which our floor plan interest rate is calculated.
Other Interest Expense, net —
The $2.6 million (22%) increase in other interest expense, net is primarily the result of a higher average debt outstanding due to the $250.0 million September 2020 offering of the Senior Notes as compared to the same period in the prior year.
Income Tax Expense —
The $33.1 million (198%) increase in income tax expense was primarily the result of a $135.6 million (205%) increase in income before income taxes. Our effective tax rate for the three months ended June 30, 2021 was 24.7% compared to 25.2% in the prior comparative period. We expect our effective tax rate for 2021 to be around 25%.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,520.1	$1,583.9	$936.2	59%
Used vehicle	1,507.1	940.7	566.4	60%
Parts and service	554.4	390.8	163.6	42%
Finance and insurance, net	195.3	137.0	58.3	43%
TOTAL REVENUE	4,776.9	3,052.4	1,724.5	56%
GROSS PROFIT:
New vehicle	199.6	75.0	124.6	166%
Used vehicle	139.3	67.8	71.5	105%
Parts and service	345.7	235.4	110.3	47%
Finance and insurance, net	195.3	137.0	58.3	43%
TOTAL GROSS PROFIT	879.9	515.2	364.7	71%
OPERATING EXPENSES:
Selling, general, and administrative	509.5	346.9	162.6	47%
Depreciation and amortization	19.9	19.2	0.7	4%
Franchise rights impairment	—	23.0	(23.0)	(100)%
Other operating (income) expense, net	(4.2)	8.9	(13.1)	(147)%
INCOME FROM OPERATIONS	354.7	117.2	237.5	203%
OTHER EXPENSES (INCOME):
Floor plan interest expense	5.0	11.1	(6.1)	(55)%
Other interest expense, net	28.4	28.8	(0.4)	(1)%
Loss on extinguishment of long-term debt	—	20.6	(20.6)	(100)%
Gain on dealership divestitures, net	—	(33.7)	33.7	100%
Total other expenses, net	33.4	26.8	6.6	25%
INCOME BEFORE INCOME TAXES	321.3	90.4	230.9	255%
Income tax expense	76.4	21.3	55.1	259%
NET INCOME	$244.9	$69.1	$175.8	254%
Net income per share—Diluted	$12.56	$3.58	$8.98	251%

	For the Six Months Ended June 30,
	2021	2020
REVENUE MIX PERCENTAGES:
New vehicle	52.8%	51.9%
Used vehicle retail	28.6%	28.1%
Used vehicle wholesale	2.9%	2.7%
Parts and service	11.6%	12.8%
Finance and insurance, net	4.1%	4.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	22.7%	14.6%
Used vehicle retail	13.7%	12.1%
Used vehicle wholesale	2.1%	1.0%
Parts and service	39.3%	45.7%
Finance and insurance, net	22.2%	26.6%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	18.4%	16.9%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	57.9%	67.3%
Total revenue for the six months ended June 30, 2021 increased by $1.72 billion (56%) compared to the six months ended June 30, 2020, due to a $936.2 million (59%) increase in new vehicle revenue, a $566.4 million (60%) increase in used vehicle revenue, a $163.6 million (42%) increase in parts and service revenue and a $58.3 million (43%) increase in F&I, net revenue. The $364.7 million (71%) increase in gross profit during the six months ended June 30, 2021 was driven by a $124.6 million (166%) increase in new vehicle gross profit, a $110.3 million (47%) increase in parts and service gross profit, a $71.5 million (105%) increase in used vehicle gross profit and a $58.3 million (43%) increase in F&I, net gross profit.
Income from operations during the six months ended June 30, 2021 increased by $237.5 million compared to the six months ended June 30, 2020, due to the $364.7 million (71%) increase in gross profit, a $23.0 million franchise right impairment charge for the three months ended March 31, 2020, a $13.1 million (147%) decrease in other operating expense, net, partially offset by a $162.6 million (47%) increase in SG&A expenses and a $0.7 million (4%) increase in depreciation and amortization expense.
Total other expenses, net increased by $6.6 million (25%), primarily as a result of a $33.7 million decrease in the gain on dealership divestitures, net during the first six months of 2021 when compared to the first six months of 2020, partially offset by a $6.1 million (55%) decrease in floor plan interest expense, no loss on extinguishment of debt and a $0.4 million (1%) decrease in other interest expense, net. Income before income taxes increased $230.9 million to $321.3 million for the six months ended June 30, 2021. Overall, net income increased by $175.8 million (254%) during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,126.2	$520.0	$606.2	117%
Import	995.6	700.1	295.5	42%
Domestic	398.3	363.8	34.5	9%
Total new vehicle revenue	$2,520.1	$1,583.9	$936.2	59%
Gross profit:
Luxury	$106.6	$33.7	$72.9	216%
Import	62.1	23.2	38.9	168%
Domestic	30.9	18.1	12.8	71%
Total new vehicle gross profit	$199.6	$75.0	$124.6	166%
New vehicle units:
Luxury	18,596	9,351	9,245	99%
Import	31,634	24,068	7,566	31%
Domestic	8,754	8,618	136	2%
Total new vehicle units	58,984	42,037	16,947	40%

Same Store:
Revenue:
Luxury	$703.2	$503.5	$199.7	40%
Import	991.5	684.2	307.3	45%
Domestic	393.6	340.2	53.4	16%
Total new vehicle revenue	$2,088.3	$1,527.9	$560.4	37%
Gross profit:
Luxury	$60.7	$32.5	$28.2	87%
Import	62.0	22.8	39.2	172%
Domestic	30.6	16.9	13.7	81%
Total new vehicle gross profit	$153.3	$72.2	$81.1	112%
New vehicle units:
Luxury	12,031	9,038	2,993	33%
Import	31,556	23,565	7,991	34%
Domestic	8,653	8,094	559	7%
Total new vehicle units	52,240	40,697	11,543	28%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per new vehicle sold	$42,725	$37,679	$5,046	13%
Gross profit per new vehicle sold	$3,384	$1,784	$1,600	90%
New vehicle gross margin	7.9%	4.7%	3.2%

Luxury:
Gross profit per new vehicle sold	$5,732	$3,604	$2,128	59%
New vehicle gross margin	9.5%	6.5%	3.0%
Import:
Gross profit per new vehicle sold	$1,963	$964	$999	104%
New vehicle gross margin	6.2%	3.3%	2.9%
Domestic:
Gross profit per new vehicle sold	$3,530	$2,100	$1,430	68%
New vehicle gross margin	7.8%	5.0%	2.8%

Same Store:
Revenue per new vehicle sold	$39,975	$37,543	$2,432	6%
Gross profit per new vehicle sold	$2,935	$1,774	$1,161	65%
New vehicle gross margin	7.3%	4.7%	2.6%

Luxury:
Gross profit per new vehicle sold	$5,045	$3,596	$1,449	40%
New vehicle gross margin	8.6%	6.5%	2.1%
Import:
Gross profit per new vehicle sold	$1,965	$968	$997	103%
New vehicle gross margin	6.3%	3.3%	3.0%
Domestic:
Gross profit per new vehicle sold	$3,536	$2,088	$1,448	69%
New vehicle gross margin	7.8%	5.0%	2.8%
For the six months ended June 30, 2021, new vehicle revenue increased by $936.2 million (59%) as a result of a 40% increase in new vehicle units sold, as well as an increase in revenue per new vehicle sold. For the six months ended June 30, 2021, same store new vehicle revenue increased by $560.4 million (37%) as the result of a 28% increase in new vehicle units sold, and as well as an increase in revenue per unit sold.
For the six months ended June 30, 2021, new vehicle gross profit and same store new vehicle gross profit increased by $124.6 million (166%) and $81.1 million (112%), respectively. Same store new vehicle gross margin for the six months ended June 30, 2021 improved 260 basis points to 7.3%.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the six months ended June 30, 2021 was 17.0 million compared to 13.3 million during the six months ended June 30, 2020, a 28% increase. The Company experienced continued strength in new vehicle sales for the six months ended June 30, 2021, building on the new vehicle sales recovery in the latter part of 2020. The increase in new vehicle sales revenue for the six months ended June 30, 2021 over the same period in the prior year is also attributable to the acquisition of the Park Place Dealership group in August 2020 and the significant decline in new vehicle sales during April 2020 as a result of the COVID-19 pandemic. On a same store basis, we experienced an increase in gross profit across all three categories of new vehicle sales driven by the increase in volume and gross profit per new vehicle sold. The increased profitability is partly attributable to the lack of supply of new vehicle inventory driven by the manufacturer production challenges arising from semiconductor chip shortages. Due to the reduced supply of new vehicles by manufacturers, new vehicle days supply of inventory was approximately 17 days for the six months ended June 30,

2021, which is well below our targeted days supply. Luxury new vehicle sales and gross profit increased on an as reported basis by $606.2 million (117%) and $72.9 million (216%), respectively, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 in part due to the Park Place acquisition which occurred in the third quarter of 2020. On a same store basis, we saw an improvement in gross profit margin across all categories of revenue in the second quarter of 2021 as compared to the second quarter of 2020, due to the low supply of new vehicle inventory which coupled with the demand for new vehicles, resulted in improved gross profit margins across all new vehicle categories.
Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,366.9	$858.6	$508.3	59%
Used vehicle wholesale revenue	140.2	82.1	58.1	71%
Used vehicle revenue	$1,507.1	$940.7	$566.4	60%
Gross profit:
Used vehicle retail gross profit	$121.0	$62.8	$58.2	93%
Used vehicle wholesale gross profit	18.3	5.0	13.3	266%
Used vehicle gross profit	$139.3	$67.8	$71.5	105%
Used vehicle retail units:
Used vehicle retail units	50,375	38,687	11,688	30%

Same Store:
Revenue:
Used vehicle retail revenue	$1,115.2	$820.4	$294.8	36%
Used vehicle wholesale revenue	89.6	79.2	10.4	13%
Used vehicle revenue	$1,204.8	$899.6	$305.2	34%
Gross profit:
Used vehicle retail gross profit	$101.3	$60.8	$40.5	67%
Used vehicle wholesale gross profit	12.8	5.1	7.7	151%
Used vehicle gross profit	$114.1	$65.9	$48.2	73%
Used vehicle retail units:
Used vehicle retail units	44,007	37,012	6,995	19%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per used vehicle retailed	$27,134	$22,194	$4,940	22%
Gross profit per used vehicle retailed	$2,402	$1,623	$779	48%
Used vehicle retail gross margin	8.9%	7.3%	1.6%

Same Store:
Revenue per used vehicle retailed	$25,341	$22,166	$3,175	14%
Gross profit per used vehicle retailed	$2,302	$1,643	$659	40%
Used vehicle retail gross margin	9.1%	7.4%	1.7%

Used vehicle revenue increased by $566.4 million (60%) due to a $508.3 million (59%) increase in used vehicle retail revenue, and a $58.1 million (71%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $305.2 million (34%) due to a $294.8 million (36%) increase in used vehicle retail revenue, and a $10.4 million (13%) increase in used vehicle wholesale revenues.
For the six months ended June 30, 2021, gross profit margins increased by 160 basis points to 8.9%. Due to the new vehicle inventory shortages that have arisen due to manufacturer challenges, we continue to see an increased demand for used vehicles. As a result, on both a same store and as reported basis, we experienced a significant improvement in used vehicle gross profit margins during the six months ended June 30, 2021 as compared to the same period in the prior year. Used vehicle gross profit margins increased for the six months ended June 30, 2021 by $71.5 million (105%) on an all store basis and $48.2 million (73%) on a same store basis as compared to the six months ended June 30, 2020. We finished the first quarter with a 37 days supply of used vehicle inventory, slightly above our historic targeted supply of 30 to 35 days. The increase in the days supply of used inventory was driven by the new vehicle inventory shortages which has helped drive demand for used vehicle sales.
Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)
As Reported:
Parts and service revenue	$554.4	$390.8	$163.6	42%
Parts and service gross profit:
Customer pay	203.9	131.8	72.1	55%
Warranty	51.1	40.1	11.0	27%
Wholesale parts	15.0	9.9	5.1	52%
Parts and service gross profit, excluding reconditioning and preparation	$270.0	$181.8	$88.2	49%
Parts and service gross margin, excluding reconditioning and preparation	48.7%	46.5%	2.2%
Reconditioning and preparation *	$75.7	$53.6	$22.1	41%
Total parts and service gross profit	$345.7	$235.4	$110.3	47%

Same Store:
Parts and service revenue	$446.7	$377.6	$69.1	18%
Parts and service gross profit:
Customer pay	161.1	127.6	33.5	26%
Warranty	38.5	38.7	(0.2)	(1)%
Wholesale parts	12.5	9.5	3.0	32%
Parts and service gross profit, excluding reconditioning and preparation	$212.1	$175.8	$36.3	21%
Parts and service gross margin, excluding reconditioning and preparation	47.5%	46.6%	0.9%
Reconditioning and preparation *	$65.1	$51.6	$13.5	26%
Total parts and service gross profit	$277.2	$227.4	$49.8	22%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $163.6 million (42%) increase in parts and service revenue was primarily due to a $120.4 million (46%) increase in customer pay revenue, a $25.9 million (47%) increase in wholesale parts revenue and a $17.3 million (23%) increase in warranty revenue. Same store parts and service revenue increased by $69.1 million (18%) from $377.6 million for the six months ended June 30, 2020 to $446.7 million for the six months ended June 30, 2021. The increase in same store parts and service revenue was due to a $52.4 million (21%) increase in customer pay revenue, a $17.8 million (34%) increase in wholesale parts revenue partially offset by a $1.1 million (2%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $88.2 million (49%) to $270.0 million, and same store gross profit, excluding reconditioning and preparation, increased by $36.3 million (21%) to $212.1 million. The parts and service business was negatively impacted by "shelter in place" orders issued in response to the COVID-19 pandemic in 2020 but has shown improvement as COVID-19 restrictions have eased and in conjunction with the COVID-19 vaccination rollout.
Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$195.3	$137.0	$58.3	43%
Finance and insurance, net per vehicle sold	$1,786	$1,697	$89	5%

Same Store:
Finance and insurance, net	$178.2	$132.9	$45.3	34%
Finance and insurance, net per vehicle sold	$1,851	$1,710	$141	8%
F&I revenue, net increased $58.3 million (43%) during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020, and same store F&I revenue, net increased by $45.3 million (34%) over the same period. F&I revenue, net increased as a result of the increase in new and used retail unit sales for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, the Company was able to improve the F&I PVR by $89 per unit (5%) over the comparable prior year period.

Selling, General, and Administrative Expense—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2021	% of Gross Profit	2020	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$249.7	28.4%	$166.7	32.4%	$83.0	(4.0)%
Sales compensation	89.0	10.1%	52.2	10.1%	36.8	—%
Share-based compensation	8.3	0.9%	6.7	1.3%	1.6	(0.4)%
Outside services	50.2	5.7%	38.4	7.5%	11.8	(1.8)%
Advertising	16.5	1.9%	11.6	2.3%	4.9	(0.4)%
Rent	20.3	2.3%	12.7	2.5%	7.6	(0.2)%
Utilities	8.8	1.0%	7.4	1.4%	1.4	(0.4)%
Insurance	13.4	1.5%	8.8	1.7%	4.6	(0.2)%
Other	53.3	6.1%	42.4	8.1%	10.9	(2.0)%
Selling, general, and administrative expense	$509.5	57.9%	$346.9	67.3%	$162.6	(9.4)%
Gross profit	$879.9		$515.2

Same Store:
Personnel costs	$206.6	28.6%	$161.1	32.3%	$45.5	(3.7)%
Sales compensation	76.5	10.6%	50.2	10.1%	26.3	0.5%
Share-based compensation	8.3	1.1%	6.7	1.3%	1.6	(0.2)%
Outside services	41.1	5.7%	36.9	7.4%	4.2	(1.7)%
Advertising	14.1	2.0%	10.7	2.1%	3.4	(0.1)%
Rent	20.0	2.8%	12.6	2.5%	7.4	0.3%
Utilities	7.2	1.0%	7.1	1.4%	0.1	(0.4)%
Insurance	10.8	1.5%	8.1	1.6%	2.7	(0.1)%
Other	$42.5	5.8%	$41.5	8.5%	1.0	(2.7)%
Selling, general, and administrative expense	$427.1	59.1%	$334.9	67.2%	$92.2	(8.1)%
Gross profit	$722.8		$498.4
SG&A expense as a percentage of gross profit decreased 940 basis points from 67.3% for the six months ended June 30, 2020 to 57.9% for the six months ended June 30, 2021 while same store SG&A expense as a percentage of gross profit decreased 810 basis points to 59.1% over that same period. The decrease in SG&A as a percentage of gross profit during the six months ended June 30, 2021, is primarily the result of higher sales volume and gross profits on new and used vehicle sales. On an as-reported basis, Personnel costs and Sales compensation increased by $83.0 million and $36.8 million, respectively, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to the Park Place acquisition and an increase in sales commissions related to the increase in gross profits earned during the periods. In addition, the Company made the decision to continue to pay its employees when certain of our stores were closed in February 2021 as a result of weather-related disruptions. Rent increased from $12.7 million to $20.3 million for the six months ended June 30, 2021 as compared to the same period in the prior year due to real estate operating leases entered into related to Park Place dealership locations. Lastly, insurance expenses increased by $4.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to increased insurance premiums stemming from the Park Place acquisition and claims associated with certain weather-related events.
Franchise Rights Impairment—
During the six months ended June 30, 2020, we recorded a franchise rights impairment charge of $23.0 million. As a result of the COVID-19 pandemic, we performed a quantitative impairment analysis of certain franchise rights assets and determined that their carrying values exceeded their fair value by $23.0 million as of March 31, 2020. We did not perform impairment testing related to franchise rights for the six months ended June 30, 2021 as no triggering events had occurred.

Other Operating Expense, net—
Other operating expense, net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the six months ended June 30, 2021, the Company recorded other operating income, net of $4.2 million, primarily related to a $3.5 million gain arising from legal settlements and a $1.9 million gain on divestitures of certain real estate, partially offset by $1.3 million of real estate related charges. Included in the $8.9 million of other operating expense, net for the six months ended June 30, 2020, was an $11.6 million charge related to certain financing transactions related to, as well as the termination of, the Park Place acquisition, partially offset by a $2.1 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $6.1 million (55%) to $5.0 million during the six months ended June 30, 2021 compared to $11.1 million during the six months ended June 30, 2020 primarily as a result of lower new vehicle inventory levels and a decrease in 30-day LIBOR from which our floor plan interest rate is calculated.
Loss on Extinguishment of Debt—
On March 4, 2020, the Company redeemed its $600 million 6% Notes scheduled to mature in 2024 at 103% of par, plus accrued and unpaid interest. We recorded a loss on extinguishment of the 6% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the write-off of the unamortized premium and debt issuance costs totaling $1.1 million, net.
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
Income Tax Expense—
The $55.1 million increase in income tax expense was primarily the result of a $230.9 million increase in income before income taxes. Our effective tax rate for the six months ended June 30, 2021 was 23.8% and 23.6% in the prior comparative period as a result of excess tax benefits associated with share-based compensation vesting.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2021, we had total available liquidity of $576.5 million, which consisted of $102.3 million of cash and cash equivalents, $75.0 million of available funds in our floor plan offset accounts, $190.0 million availability under our new vehicle floor plan facility that is able to be converted to our revolving credit facility, $49.2 million of availability under our revolving credit facility, and $160.0 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of June 30, 2021, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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
Revolving Credit Facility—A $250.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of June 30, 2021, we converted $190.0 million of aggregate commitments from the Revolving Credit Facility to our New Vehicle Floor Plan Facility, resulting in $60.0 million of borrowing capacity. In addition, we had $10.8 million in outstanding letters of credit as of June 30, 2021, resulting in $49.2 million of borrowing availability as of June 30, 2021.
New Vehicle Floor Plan Facility—A $1.04 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account and the reduction in LIBOR rates, we experienced a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of June 30, 2021, we had $229.4 million outstanding under the New Vehicle Floor Plan Facility, which included $1.8 million classified as Liabilities associated with assets held for sale on our Condensed Consolidated Balance Sheet and is net of $75.0 million in our floor plan offset account.
Used Vehicle Floor Plan Facility—A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. We began the year with nothing drawn on our used vehicle floor plan facility and there was no activity during the six months ended June 30, 2021. Our borrowing capacity under the Used Vehicle Floor Plan Facility was $160.0 million based on our borrowing base calculation as of June 30, 2021.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of June 30, 2021, we had $13.9 million outstanding with Ford Credit. Additionally, we had $131.2 million outstanding under our 2019 Senior Credit Facility and facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
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
•Mortgage notes—As of June 30, 2021, we had $76.6 million of mortgage note obligations which included $2.3 million classified as Liabilities associated with assets held for sale. These obligations are collateralized by the associated real estate at our dealership locations.
•2013 BofA Real Estate Facility—On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A. ("Bank of America"), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of June 30, 2021, we had $32.3 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement.

•2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of June 30, 2021, the outstanding balance under this agreement was $55.8 million. There is no further borrowing availability under this agreement.

•2018 Bank of America Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of June 30, 2021, we had $81.5 million of outstanding borrowings under the 2018 Bank of America Facility.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). As of June 30, 2021,

we had $84.4 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under this agreement.
•2021 BofA Real Estate Facility—On May 20, 2021, the Company and certain of its subsidiaries borrowed $184.4 million under a real estate term loan credit agreement, dated as of May 10, 2021 (the “2021 BofA Real Estate Credit Agreement”), by the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the “2021 BofA Real Estate Facility”). The Company used the proceeds from these borrowings to finance the exercise of its option to purchase certain of the leased real property related to the Park Place dealerships. The Company completed the purchase of the leased real property on May 20, 2021.
Term loans under our 2021 BofA Real Estate Facility bear interest, at our option, based on (1) LIBOR plus 1.65% per annum or (2) the Base Rate (as described below) plus 0.65% per annum. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. We will be required to make 39 consecutive quarterly principal payments of 1.00% of the initial amount of each loan, with a balloon repayment of the outstanding principal amount of loans due on the maturity date. The 2021 BofA Real Estate Facility matures ten years from the initial funding date. Borrowings under the 2021 BofA Real Estate Facility are guaranteed by us and each of our operating dealership subsidiaries that leased the real estate now financed under the 2021 BofA Real Estate Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
The representations and covenants in the 2021 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated current ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2021 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2021 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2021 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2021.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
Our 2019 Senior Credit Facility and our Indentures permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of June 30, 2021, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
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
During the six months ended June 30, 2021, we did not repurchase any shares of our common stock under the Repurchase Program and had remaining authorization to repurchase $100.0 million in shares of our common stock under the Repurchase Program.
During the three and six months ended June 30, 2021, we repurchased 3,134 and 65,027 shares, of our common stock for $0.6 million and $10.2 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.

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

	For the Six Months Ended June 30,
	2021	2020
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$587.3	$554.6
New vehicle floor plan repayments —non-trade, net	(407.9)	(299.2)
Cash provided by operating activities, as adjusted	$179.4	$255.4
Operating Activities—
Net cash provided by operating activities totaled $587.3 million and $554.6 million, for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by operating activities, as adjusted, totaled $179.4 million and $255.4 million for the six months ended June 30, 2021 and 2020, respectively.
The $76.0 million decrease in our net cash provided by operating activities, as adjusted, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily the result of a $70.2 million decrease related to the lower balances of accounts receivable and contracts-in-transit around the period end, a $121.6 million decrease related to the change in inventory, net of floor plan, a $59.8 million decrease in other current assets offset by an increase in accounts payable and other current liabilities of $18.6 million and a decrease in non-cash reconciling adjustments to net income of $4.9 million.
Investing Activities—
Net cash used in investing activities totaled $228.8 million for the six months ended June 30, 2021 compared to cash provided by investing activities of $36.1 million, for the six months ended June 30, 2020. Capital expenditures, excluding the purchase of real estate, were $26.7 million and $18.2 million for the six months ended June 30, 2021 and 2020, respectively. We expect that capital expenditures for 2021 will total approximately $55.7 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the six months ended June 30, 2021, we released $1.0 million of purchase price holdbacks related to a prior year acquisition.
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
During the six months ended June 30, 2021, we received cash proceeds of $21.5 million from the sale of real estate properties.
During the six months ended June 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market for an aggregate purchase price of $115.5 million. In addition, during the six months ended June 30, 2020, we received cash proceeds of $4.2 million from the sale of vacant properties.
During the six months ended June 30, 2021 and 2020, purchases of real estate, including previously leased real estate, totaled $222.6 million and $2.3 million, respectively.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $257.6 million for the six months ended June 30, 2021. Net cash provided by financing activities totaled $19.0 million for the six months ended June 30, 2020.
During the six months ended June 30, 2021 and 2020, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.40 billion and $1.63 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with a divestiture, of $2.81 billion and $1.86 billion, respectively.
During the six months ended June 30, 2020, we had floor plan borrowings of $27.1 million, related to acquisitions.
During the six months ended June 30, 2020, we had non-trade floor plan repayments associated with divestitures of $50.5 million.
Repayments of borrowings totaled $23.9 million and $1.16 billion for the six months ended June 30, 2021 and 2020, respectively. In addition, payments of debt issuance costs totaled $3.1 million for the six months ended June 30, 2020.
During the six months ended June 30, 2020, we had proceeds of $7.3 million related to a sale and leaseback of real estate in Plano, Texas.
During the six months ended June 30, 2021, we did not repurchase any shares of our common stock under our Repurchase Program but repurchased 65,027 shares of our common stock for $10.2 million from employees in connection with a net share settlement feature of employee equity-based awards.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $207.6 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of June 30, 2021, a 100 basis point change in interest rates could result in a change of as much as $2.1 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the six months ended June 30, 2021 and 2020 by $29.8 million and $18.3 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have 5 interest rate swap agreements. In May 2021, we entered into a new interest rate swap agreement with a notional principal amount of $184.4 million which will reduce to $110.6 million at maturity. This swap, along with our existing swaps, was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through each swap's maturity date as noted in the table below. The following table provides information on the attributes of each swap as of June 30, 2021:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
May 2021	$184.4	$184.4	$110.6	May 2031
July 2020	$93.5	$89.2	$50.6	December 2028
July 2020	$85.5	$81.5	$57.3	November 2025
June 2015	$100.0	$71.9	$53.1	February 2025
November 2013	$75.0	$47.1	$38.7	September 2023
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part II, Item 1A of our Quarterly report on Form 10-Q for the quarter ended March 31, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2014, our Board of Directors authorized our Repurchase Program. On January 27, 2021, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time. During the three months ended June 30, 2021, we did not repurchase any shares of our common stock under the Repurchase Program but repurchased 3,134 shares of our common stock for $0.6 million from employees in connection with a net share settlement feature of employee equity-based awards. As of June 30, 2021, we had remaining authorization to repurchase $100.0 million in shares of our common stock under the Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1*	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)
10.2*	Letter Agreement between Asbury Automotive Group, Inc. and Michael Welch, dated as of June 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 6, 2021)
10.3	Separation Agreement and General Release between Asbury Automotive Group, Inc. and Patrick J. Guido, dated June 25, 2021
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)
*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	July 28, 2021	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	July 28, 2021	By:	/s/ William F. Stax
		Name:	William F. Stax
		Title:	Interim Principal Financial Officer, Vice President, Controller and Chief Accounting Officer