Form 10-Q
period 2021-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2021-10-26
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 25, 2021 was 19,340,704.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$330.6	$1.4
Contracts-in-transit	100.3	161.5
Accounts receivable, net	106.6	155.5
Inventories	413.8	875.2
Assets held for sale	15.8	28.3
Other current assets	183.4	183.8
Total current assets	1,150.5	1,405.7
PROPERTY AND EQUIPMENT, net	1,196.8	956.2
OPERATING LEASE RIGHT-OF-USE ASSETS	215.9	317.4
GOODWILL	569.5	562.2
INTANGIBLE FRANCHISE RIGHTS	425.2	425.2
OTHER LONG-TERM ASSETS	13.5	9.6
Total assets	$3,571.4	$3,676.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$22.1	$64.9
Floor plan notes payable—non-trade, net	116.1	637.3
Current maturities of long-term debt	43.3	36.6
Current maturities of operating leases	18.2	24.8
Accounts payable and accrued liabilities	459.5	450.9
Liabilities associated with assets held for sale	—	8.9
Total current liabilities	659.2	1,223.4
LONG-TERM DEBT	1,327.7	1,165.2
OPERATING LEASE LIABILITIES	202.3	296.7
DEFERRED INCOME TAXES	35.3	34.6
OTHER LONG-TERM LIABILITIES	45.6	50.9
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,254,248 and 41,133,668 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	607.7	595.5
Retained earnings	1,740.8	1,348.9
Treasury stock, at cost; 21,913,437 and 21,848,314 shares, respectively	(1,043.9)	(1,033.7)
Accumulated other comprehensive loss	(3.7)	(5.6)
Total shareholders' equity	1,301.3	905.5
Total liabilities and shareholders' equity	$3,571.4	$3,676.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE:
New vehicle	$1,129.5	$957.9	$3,649.6	$2,541.8
Used vehicle	879.0	569.5	2,386.1	1,510.2
Parts and service	297.1	237.2	851.5	628.0
Finance and insurance, net	100.4	80.8	295.7	217.8
TOTAL REVENUE	2,406.0	1,845.4	7,182.9	4,897.8
COST OF SALES:
New vehicle	1,003.5	897.3	3,324.0	2,406.2
Used vehicle	806.8	520.3	2,174.6	1,393.2
Parts and service	115.7	91.9	324.4	247.3
TOTAL COST OF SALES	1,926.0	1,509.5	5,823.0	4,046.7
GROSS PROFIT	480.0	335.9	1,359.9	851.1
OPERATING EXPENSES:
Selling, general, and administrative	268.7	206.5	778.2	553.4
Depreciation and amortization	10.7	9.8	30.6	29.0
Franchise rights impairment	—	—	—	23.0
Other operating (income) expense, net	(0.4)	0.5	(4.6)	9.4
INCOME FROM OPERATIONS	201.0	119.1	555.7	236.3
OTHER EXPENSES (INCOME):
Floor plan interest expense	1.5	3.0	6.5	14.1
Other interest expense, net	14.8	12.9	43.2	41.7
Loss on extinguishment of long-term debt	—	—	—	20.6
Gain on dealership divestitures, net	(8.0)	(24.7)	(8.0)	(58.4)
Total other expenses (income), net	8.3	(8.8)	41.7	18.0
INCOME BEFORE INCOME TAXES	192.7	127.9	514.0	218.3
Income tax expense	45.7	31.7	122.1	53.0
NET INCOME	$147.0	$96.2	$391.9	$165.3
EARNINGS PER SHARE:
Basic—
Net income	$7.62	$5.01	$20.31	$8.61
Diluted—
Net income	$7.54	$4.96	$20.10	$8.56
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.3	19.2	19.3	19.2
Restricted stock	0.1	0.1	0.1	—
Performance share units	0.1	0.1	0.1	0.1
Diluted	19.5	19.4	19.5	19.3

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$147.0	$96.2	$391.9	$165.3
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	2.9	—	2.6	(5.1)
Income tax benefit associated with cash flow swaps	(0.7)	—	(0.7)	1.3
Comprehensive income	$149.2	$96.2	$393.8	$161.5

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5
Comprehensive Income:
Net income	—	—	—	92.8	—	—	—	92.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax charge	—	—	—	—	—	—	4.6	4.6
Comprehensive income	—	—	—	92.8	—	—	4.6	97.4
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,881	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	61,893	(9.6)	—	(9.6)
Balances, March 31, 2021	41,249,549	$0.4	$600.2	$1,441.7	21,910,207	$(1,043.3)	$(1.0)	$998.0
Comprehensive Income:
Net income	—	—	—	152.1	—	—	—	152.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax benefit	—	—	—	—	—	—	(4.9)	(4.9)
Comprehensive income	—	—	—	152.1	—	—	(4.9)	147.2
Share-based compensation	—	—	3.7	—	—	—	—	3.7
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	5,166	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	3,134	(0.6)	—	(0.6)
Balances, June 30, 2021	41,254,715	$0.4	$603.9	$1,593.8	21,913,341	$(1,043.9)	$(5.9)	$1,148.3
Comprehensive Income:
Net income	—	—	—	147.0	—	—	—	147.0
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.7 tax expense	—	—	—	—	—	—	2.2	2.2
Comprehensive income	—	—	—	147.0	—	—	2.2	149.2
Share-based compensation	—	—	3.8	—	—	—	—	3.8
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(467)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	96	—	—	—
Balances, September 30, 2021	41,254,248	$0.4	$607.7	$1,740.8	21,913,437	$(1,043.9)	$(3.7)	$1,301.3

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	19.5	—	—	—	19.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.4)	(3.4)
Comprehensive income	—	—	—	19.5	—	—	(3.4)	16.1
Share-based compensation	—	—	3.8	—	—	—	—	3.8
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	68,577	—	(0.3)	—	—	—	—	(0.3)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,915	(5.0)	—	(5.0)
Balances, March 31, 2020	41,140,657	$0.4	$586.4	$1,114.0	21,845,622	$(1,033.6)	$(6.3)	$660.9
Comprehensive Income:
Net income	—		—	49.6	—	—	—	49.6
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.2 tax benefit	—	—	—	—	—	—	(0.4)	(0.4)
Comprehensive income	—	—	—	49.6	—	—	(0.4)	49.2
Share-based compensation	—	—	3.1			—	—	3.1
Forfeitures in connection with share-based payment arrangements	(2,916)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	2,552	(0.1)	—	(0.1)
Balances, June 30, 2020	41,137,741	$0.4	$589.5	$1,163.6	21,848,174	$(1,033.7)	$(6.7)	$713.1
Comprehensive Income:
Net income	—		—	96.2	—	—	—	96.2
Comprehensive income	—	—	—	96.2	—	—	—	96.2
Share-based compensation	—	—	2.8	—	—	—	—	2.8
Forfeitures in connection with share-based payment arrangements	(3,879)	—	(0.2)	—	—	—	—	(0.2)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	140	—	—	—
Balances, September 30, 2020	41,133,862	$0.4	$592.1	$1,259.8	21,848,314	$(1,033.7)	$(6.7)	$811.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$391.9	$165.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	30.6	29.0
Share-based compensation	12.2	9.2
Franchise rights impairment	—	23.0
Loss on extinguishment of long-term debt	—	20.6
Loaner vehicle amortization	17.7	15.5
Gain on divestitures, net	(8.0)	(58.4)
Change in right-of-use assets	15.7	13.0
Other adjustments, net	0.1	1.4
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	61.2	75.6
Accounts receivable	48.6	10.2
Inventories	620.6	420.5
Other current assets	(177.2)	(110.7)
Floor plan notes payable—trade, net	(42.7)	(68.3)
Accounts payable and other current liabilities	7.6	84.4
Operating lease liabilities	(15.7)	(13.0)
Other long-term assets and liabilities, net	(4.0)	7.9
Net cash provided by operating activities	958.6	625.2
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(49.4)	(27.5)
Capital expenditures—real estate	(7.8)	(2.3)
Purchase of previously leased real estate	(217.1)	—
Acquisitions	(17.1)	(954.1)
Divestitures	21.3	161.6
Proceeds from the sale of assets	21.5	4.2
Net cash provided by (used in) investing activities	(248.6)	(818.1)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	3,404.8	2,838.3
Floor plan borrowings—acquisitions	0.3	131.6
Floor plan repayments—non-trade	(3,925.5)	(2,995.7)
Floor plan repayments—non-trade divestitures	(0.8)	(55.3)
Proceeds from borrowings	184.4	1,875.3
Repayments of borrowings	(33.7)	(1,599.7)
Proceeds from sale and leaseback transaction	—	7.3
Payment of debt issuance costs	—	(3.1)
Repurchases of common stock, including shares associated with net share settlement of employee share-based awards	(10.3)	(5.2)
Net cash provided by (used in) financing activities	(380.8)	193.5
Net increase in cash and cash equivalents	329.2	0.6
CASH AND CASH EQUIVALENTS, beginning of period	1.4	3.5
CASH AND CASH EQUIVALENTS, end of period	$330.6	$4.1

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are one of the largest automotive retailers in the United States. As of September 30, 2021, we owned and operated 112 new vehicle franchises (91 dealership locations) representing 31 automobile brands and 25 collision repair centers, and one auto auction in 15 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. As of September 30, 2021, our new vehicle revenue brand mix consisted of 45% luxury, 40% imports and 15% domestic brands.
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
•Mike Shaw dealerships in the Denver, Colorado area;
•Nalley dealerships operating in metropolitan Atlanta, Georgia;
•Park Place dealerships operating in the Dallas-Fort Worth, Texas area; and
•Plaza dealerships operating in metropolitan St. Louis, Missouri.
On September 28, 2021, the Company, through one of its subsidiaries, entered into (i) a Purchase Agreement ("Equity Purchase Agreement") with certain members of the Larry H. Miller Dealership family of entities (“LHM Dealerships”), (ii) a Real Estate Purchase Agreement ("Real Estate Agreement") with Miller Family Real Estate L.L.C., and (iii) a Purchase Agreement ("Insurance Purchase Agreement" and together with the Real Estate Purchase Agreement and the Equity Purchase Agreement, the "Transaction Agreements") with certain equity owners of the Total Care Auto, Powered by Landcar (“TCA”) insurance business affiliated with the Larry H. Miller Dealership family of entities. LHM Dealerships operates 54 new vehicle dealerships, seven used vehicle dealerships, 11 collision centers, and a used vehicle wholesale business. Total Care Auto, product and service offerings include extended vehicle service contracts, prepaid maintenance contracts, vehicle theft assistance contracts, key replacement contracts, guaranteed asset protection (“GAP”) contracts, and paintless dent repair contracts. The aggregate purchase price of approximately $3.2 billion includes approximately $740.0 million of real estate. The acquisition of these entities is anticipated to close in the fourth quarter of 2021 and is subject to various customary closing conditions, including approval from the applicable automotive manufacturers.
As of September 30, 2021, the Company was under contract to acquire an additional ten dealerships with combined annual revenues of approximately $900 million. These acquisitions are expected to close during the fourth quarter of 2021 and are subject to customary closing conditions.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the Condensed Consolidated Financial Statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been included, unless otherwise indicated. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 32 restricted share units and 0 performance share units and 1,271 restricted share units and 437 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan, from its computation of diluted earnings per share for the three and nine months ended September 30, 2021, respectively, because they were anti-dilutive. The Company excluded 0 and 78,180 restricted share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan, from its computation of diluted earnings per share for the three and nine months ended September 30, 2020, respectively. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.

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

Disaggregation of Revenue
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021	2020
	(In millions)
Revenue:
New vehicle	$1,129.5	$957.9
Used vehicle retail	823.7	507.4
Used vehicle wholesale	55.3	62.1
New and used vehicle	2,008.5	1,527.4
Sale of vehicle parts and accessories	52.4	36.8
Vehicle repair and maintenance services	244.7	200.4
Parts and services	297.1	237.2
Finance and insurance, net	100.4	80.8
Total revenue	$2,406.0	$1,845.4

	For the Nine Months Ended September 30,
	2021	2020
	(In millions)
Revenue:
New vehicle	$3,649.6	$2,541.8
Used vehicle retail	2,190.6	1,366.0
Used vehicle wholesale	195.5	144.2
New and used vehicle	6,035.7	4,052.0
Sale of vehicle parts and accessories	144.3	99.5
Vehicle repair and maintenance services	707.2	528.5
Parts and services	851.5	628.0
Finance and insurance, net	295.7	217.8
Total revenue	$7,182.9	$4,897.8

Contract Assets
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Total
	(In millions)
Contract Assets (Current), January 1, 2021	$7.1	$13.3	$20.4
Transferred to receivables from contract assets recognized at the beginning of the period	(7.1)	(3.3)	(10.4)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	8.2	3.0	11.2
Contract Assets (Current), March 31, 2021	$8.2	$13.0	$21.2
Transferred to receivables from contract assets recognized at the beginning of the period	(8.2)	(3.5)	(11.7)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	10.0	3.3	13.3
Contract Assets (Current), June 30, 2021	10.0	12.8	22.8
Transferred to receivables from contract assets recognized at the beginning of the period	(10.0)	(3.8)	(13.8)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	12.1	3.8	15.9
Contract Assets (Current), September 30, 2021	12.1	12.8	24.9
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
On July 6, 2020, the Company, through two of its subsidiaries, entered into an Asset Purchase Agreement with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (eight dealership locations), two collision centers and an auto auction (collectively, the "Park Place acquisition"). The Park Place acquisition was completed on August 24, 2020 and financed through a combination of cash, floor plan facilities and seller financing. The seller financing comprised $150.0 million in aggregate principal amount of a 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of 4.00% promissory note due February 2022 (collectively, the "Seller Notes"). In September 2020, the Company redeemed the Seller Notes with proceeds from the offering of 4.50% Notes due 2028 and 4.75% Notes due 2030.

The sources of the purchase consideration are as follows:

(In millions)
Cash	$527.4
Seller Notes	200.0
New Vehicle Floor Plan Facility	127.5
Used Vehicle Floor Plan Facility	35.0
Purchase price	$889.9
Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. During the nine months ended September 30, 2021, we recorded a $1.5 million measurement period adjustment to Property and equipment and Goodwill, respectively. The following table summarizes the allocation of the purchase price:

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
The Company's Condensed Consolidated Statements of Income included revenue attributable to Park Place for the nine months ended September 30, 2021 of $1.33 billion.
The Company recorded $1.3 million of acquisition related costs during the three months ended September 30, 2020. These costs are included in Selling, general, and administrative in the Condensed Consolidated Statements of Income.
The following represents the unaudited pro forma information as if Park Place had been included in the consolidated results of the Company since January 1, 2019:

For the Three Months Ended September 30, 2020
(In millions)
(Unaudited)
Pro Forma Revenue	$2,045.7
Pro Forma Net Income	$107.0

For the Nine Months Ended September 30, 2020
(In millions)
(Unaudited)
Pro Forma Revenue	$5,755.6
Pro Forma Net Income	$187.4

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
Other Acquisitions and Divestitures
During the nine months ended September 30, 2021, we acquired the assets of one franchise (one dealership location) in the Denver, Colorado market for a purchase price of $15.9 million. We funded this acquisition with an aggregate of $15.6 million of cash and $0.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In addition to the acquisition amount above, we released $1.0 million of purchase price holdbacks related to a prior year acquisition during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a purchase price of $63.6 million. We funded this acquisition with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. This acquisition included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amount above, we released $2.5 million of purchase price holdbacks related to a prior year acquisition during the nine months ended September 30, 2020.
The goodwill and manufacturer franchise rights associated with our acquisitions will be deductible for federal and state income tax purposes ratably over a 15 year period.
Below is the allocation of purchase price for the other acquisitions completed during the nine months ended September 30, 2021 and 2020, respectively.

	For the Nine Months Ended September 30,
	2021	2020
		(In millions)
Inventory	$1.4	$29.8
Real estate	7.6	14.5
Property and equipment	0.3	0.4
Goodwill and manufacturer franchise rights	6.3	19.2
Loaner vehicles	0.4	—
Other	(0.1)	(0.3)
Total purchase price	$15.9	$63.6
During the nine months ended September 30, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market. The Company recorded a pre-tax gain totaling $8.0 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on dealership divestitures, net.
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

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
Vehicle receivables	$33.9	$61.2
Manufacturer receivables	24.0	57.1
Other receivables	50.2	38.4
Total accounts receivable	108.1	156.7
Less—Allowance for credit losses	(1.5)	(1.2)
Accounts receivable, net	$106.6	$155.5
5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
New vehicles	$121.9	$640.0
Used vehicles	236.4	188.5
Parts and accessories	55.5	46.7
Total inventories	$413.8	$875.2
The lower of cost and net realizable value reserves reduced total inventories by $4.5 million and $6.7 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, certain automobile manufacturer incentives reduced new vehicle inventory cost by $1.6 million and $8.3 million, respectively, and reduced new vehicle cost of sales for the nine months ended September 30, 2021 and 2020 by $44.7 million and $31.5 million, respectively. New vehicle inventories as of September 30, 2021 have decreased from December 31, 2020 as a result of manufacturer production challenges caused by the semiconductor chip shortage.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
Assets:
Property and equipment, net	15.8	28.3
Total Assets held for sale	15.8	28.3
Liabilities:
Current maturities of long-term debt	—	0.5
Long-term debt	—	8.4
Total Liabilities associated with assets held for sale	—	8.9
Net assets held for sale	$15.8	$19.4

As of September 30, 2021 assets held for sale consisted of one real estate property not currently used in our operations. There were no liabilities associated with this property.
As of December 31, 2020, assets held for sale consisted of three real estate properties that were not being used in our operations. The assets and liabilities totaled $28.3 million and $8.9 million, respectively.
During the nine months ended September 30, 2021, the Company sold one franchise (one dealership location) for a pre-tax gain totaling $8.0 million and two vacant properties with a net book value of $12.5 million.
During the nine months ended September 30, 2020, the Company sold seven franchises (six dealership locations) and one collision center for a pre-tax gain totaling $58.4 million. Additionally, we sold one vacant property with a net book value of $3.7 million.
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
The results of the quantitative impairment testing for certain franchise rights as of March 31, 2020, identified that the carrying values of certain of our franchise rights assets exceeded their fair value. As a result, we recognized a $23.0 million pre-tax non-cash impairment charge during the three months ended March 31, 2020. We did not perform impairment testing related to goodwill and franchise rights for the nine months ended September 30, 2021 as no triggering events have occurred.

8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
Floor plan notes payable—trade	$23.7	$71.7
Floor plan notes payable offset account	(1.6)	(6.8)
Floor plan notes payable—trade, net	$22.1	$64.9

Floor plan notes payable—new non-trade	$161.3	$715.9
Floor plan notes payable offset account	(45.2)	(78.6)
Floor plan notes payable—non-trade, net	$116.1	$637.3
We have a floor plan facility with Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding Floor Plan Notes Payable—Trade. In addition, we have a similar floor plan offset account with Bank of America that allows us to offset our Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts. As of September 30, 2021 and December 31, 2020, we had $46.8 million and $85.4 million, respectively, in these floor plan offset accounts.
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

9. DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.75% Senior Notes due 2030	445.0	445.0
Mortgage notes payable bearing interest at fixed rates	73.1	79.2
2021 BofA Real Estate Facility	182.5	—
2018 Bank of America Facility	80.1	84.2
2018 Wells Fargo Master Loan Facility (a)	83.1	86.9
2013 BofA Real Estate Facility	31.7	33.6
2015 Wells Fargo Master Loan Facility (b)	54.5	61.7
Finance lease liability	24.9	16.6
Total debt outstanding	1,379.9	1,212.2
Add—unamortized premium on 4.50% Senior Notes due 2028	1.1	1.2
Add—unamortized premium on 4.75% Senior Notes due 2030	1.9	2.1
Less—debt issuance costs	(11.9)	(13.7)
Long-term debt, including current portion	1,371.0	1,201.8
Less—current portion, net of current portion of debt issuance costs	(43.3)	(36.6)
Long-term debt	$1,327.7	$1,165.2
____________________________
(a) Amounts reflected for the 2018 Wells Fargo Master Loan Facility (as defined herein) as of December 31, 2020, exclude $5.1 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2015 Wells Fargo Master Loan Facility (as defined herein) as of December 31, 2020, exclude $3.8 million classified as Liabilities associated with assets held for sale.
In connection with entering into the Transaction Agreements related to the acquisition of the Larry H. Miller Dealerships and Total Care Auto businesses and related real estate, the Company entered into a commitment letter, dated September 28, 2021 (the “Commitment Letter”), with Bank of America, N.A., BofA Securities, Inc. and JPMorgan Chase Bank N.A. (collectively, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties have committed to provide debt financing for the Transactions, consisting of (i) a $2.35 billion bridge loan (the “HY Bridge Facility”); and (ii) a $900.0 million 364-day bridge loan (the “364-Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. Each of the HY Bridge Facility and 364-Day Bridge Facility is subject to reduction as set forth in the Commitment Letter upon the completion of certain debt and equity financings, as applicable, and upon other specified events. The obligation of the Commitment Parties to provide this debt financing is subject to a number of customary conditions, including, without limitation, execution and delivery of certain definitive documentation.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 4.50% Senior Notes due 2028 and 4.75% Senior Notes due 2030 have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries. Any subsidiaries that have not guaranteed such notes are "minor" (as defined in Rule 3-10(h) of Regulation S-X). As of September 30, 2021, there were no significant restrictions on the ability of our subsidiaries to distribute cash to us or our guarantor subsidiaries.
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

A summary of the carrying values and fair values of our Notes and our Mortgage notes payable is as follows:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	401.5	400.9
4.75% Senior Notes due 2030	441.0	440.6
Mortgage notes payable (a)	503.6	343.7
Total carrying value	$1,346.1	$1,185.2

Fair Value:
4.50% Senior Notes due 2028	414.1	423.2
4.75% Senior Notes due 2030	462.8	476.2
Mortgage notes payable (a)	517.4	354.5
Total fair value	$1,394.3	$1,253.9
____________________________
(a) December 31, 2020 Excludes amounts classified as Liabilities associated with assets held for sale.

Interest Rate Swap Agreements

We currently have five interest rate swap agreements. In May 2021, we entered into a new interest rate swap agreement with a notional principal amount of $184.4 million which will reduce to $110.6 million at maturity. This swap, along with our existing swaps, was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through each swap's maturity date as noted in the table below. The following table provides information on the attributes of each swap as of September 30, 2021:

Inception Date	Notional Principal at Inception	Notional Value as of September 30, 2021	Notional Principal at Maturity	Maturity Date
	(In millions)
May 2021	$184.4	$182.5	$110.6	May 2031
July 2020	$93.5	$87.9	$50.6	December 2028
July 2020	$85.5	$80.1	$57.3	November 2025
June 2015	$100.0	$70.6	$53.1	February 2025
November 2013	$75.0	$46.2	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $4.6 million and a $7.2 million liability as of September 30, 2021 and December 31, 2020, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
Other current liabilities	$(5.1)	$(2.8)
Other long-term assets	$4.7	—
Other long-term liabilities	(4.2)	(4.4)
Total fair value	$(4.6)	$(7.2)

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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2021	$4.3	Other interest expense, net	$1.5
2020	$—	Other interest expense, net	$0.7

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2021	$5.8	Other interest expense, net	$3.2
2020	$(5.1)	Other interest expense, net	$1.6
 On the basis of yield curve conditions as of September 30, 2021 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $5.1 million.
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2021 and 2020, we made interest payments, including amounts capitalized, totaling $58.9 million and $54.7 million, respectively. Included in these interest payments are $7.4 million and $16.1 million, of floor plan interest payments during the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021 and 2020, we made income tax payments, net of refunds received, totaling $94.2 million and $34.7 million, respectively.
During the nine months ended September 30, 2021 and 2020, we transferred $159.6 million and $111.1 million, respectively, of loaner vehicles from Other current assets to Inventories on our Condensed Consolidated Balance Sheets.
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
As of September 30, 2021, we had $10.8 million of letters of credit outstanding and we maintained a $8.6 million surety bond line in the ordinary course of our business, both of which are also required by certain of our insurance providers. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
13. SUBSEQUENT EVENTS
In October 2021, we closed on the acquisition of a dealership location (comprising three franchises) in the Indianapolis, Indiana market and a dealership location (comprising two franchises) in the Denver, Colorado market for an aggregate purchase price of approximately $59.9 million. We funded this acquisition with an aggregate of $52.4 million of cash and $7.5 million of floor plan borrowings for the purchase of the related new vehicle inventory.

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
•our revenue growth strategy;

•the growth of the brands that comprise our portfolio over the long-term;
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

•our ability successfully to attract and retain skilled employees;
•adverse conditions affecting the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;
•changes in the mix, and total number, of vehicles we are able to sell;
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
•any data security breaches occurring, including with regard to personally identifiable information ("PII");
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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2021, we owned and operated 112 new vehicle franchises (91 dealership locations), representing 31 brands of automobile, 25 collision centers, and one auto auction in 15 metropolitan markets within nine states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts, and collision repair services; and finance and insurance products. For the nine months ended September 30, 2021, our new vehicle revenue brand mix consisted of 45% luxury, 40% imports and 15% domestic brands.
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
•Mike Shaw dealerships in the Denver, Colorado area;
•Nalley dealerships operating in metropolitan Atlanta, Georgia;
•Park Place dealerships operating in the Dallas-Fort Worth, Texas area; and
•Plaza dealerships operating in metropolitan St. Louis, Missouri.
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
Selling, general, and administrative ("SG&A") expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions) or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a per vehicle retailed ("PVR") basis, and all other SG&A expense in the aggregate as a percentage of total gross profit.
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
Our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. Significant shortages of semiconductor chips and other component parts and supplies have forced many automotive manufacturers and their suppliers to suspend or curtail production. Furthermore, as a result of the COVID-19 global pandemic, certain vehicle manufacturers and their suppliers slowed or temporarily halted production for the safety of their workers. The impact of these factors has negatively impacted our new vehicle inventory levels. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these shortages or when normalized production will resume at these manufacturers.
We also cannot predict the duration or scope, and future effects, of the impacts from the COVID-19 global pandemic, which may adversely impact our financial condition, liquidity and cash flow. Vaccine efficacy to new strains of the virus, the public's willingness to get vaccinated, and government imposed vaccine mandates on the workforce all remain challenges, which could lengthen the duration of the impacts of the pandemic. We continue to monitor and respond as necessary to the Company’s operational needs and financial flexibility during the ongoing outbreak of the COVID-19 global pandemic and the resulting economic uncertainty. Our top priority continues to be the safety and protection of our customers, team members and their families. We have modified certain business practices to conform to government restrictions and are taking precautionary measures as directed by government and regulatory authorities.
We continue to believe that any future negative trends in new vehicle sales caused by lack of inventory availability would be partially mitigated by (i) increased demand and higher margins on pre-owned vehicles, (ii) the expected relative stability of our parts and service operations over the long-term, (iii) the variable nature of significant components of our cost structure, and (iv) our diversified brand and geographic mix.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended September 30, 2021 was 13.4 million compared to 15.5 million during the three months ended September 30, 2020. On a same-store basis, all of our revenue streams increased from the prior year quarter and we experienced a significant increase in both new and used vehicle gross profit during the three months ended September 30, 2021 when compared to the prior year period. New vehicle supply disruptions as a result of the semiconductor chip shortage and the COVID-19 global pandemic have reduced the availability of new vehicle inventory, which has driven up demand for used vehicles. Our parts and service business has returned to pre-pandemic levels of activity and profitability.

We had total available liquidity of $776.6 million as of September 30, 2021, which consisted of cash and cash equivalents of $330.6 million, $46.8 million of funds in our floor plan offset accounts, $190.0 million availability under our new vehicle floor plan facility that is able to be converted to our revolving credit facility, $49.2 million of availability under our revolving credit facility, and $160.0 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
Equity Purchase Agreement, Real Estate Purchase Agreement and Insurance Purchase Agreement
On September 28, 2021, Asbury Automotive Group, LLC (“Purchaser”), a Delaware limited liability company and a wholly-owned subsidiary of Asbury Automotive Group, Inc., a Delaware corporation (the “Company”), entered into (i) a Purchase Agreement (the “Equity Purchase Agreement”) with certain members of the Larry H. Miller Dealership family of entities; (ii) a Real Estate Purchase and Sale Agreement (the “Real Estate Purchase Agreement”) with Miller Family Real Estate, L.L.C. and (iii) a Purchase Agreement (the “Insurance Purchase Agreement” and together with the Equity Purchase Agreement and the Real Estate Purchase Agreement, the “Transaction Agreements”) with certain equity owners of the Total Care Auto, Powered by Landcar (“TCA”) insurance business affiliated with the Larry H. Miller Dealership family of entities. Pursuant to the Transaction Agreements, Purchaser will acquire the equity interests of, and the real property related to (collectively, the “Transactions”), the businesses of the Larry H. Miller Dealerships and TCA (collectively, the “Businesses”), each described in the Equity Purchase Agreement, the Real Estate Purchase Agreement and the Insurance Purchase Agreement, for an aggregate purchase price of approximately $3.2 billion,which includes approximately $740.0 million of real estate and leasehold improvements.
The Transaction Agreements contain customary representations and warranties made by each of the parties. The parties have also agreed to various covenants in the Transaction Agreements, including covenants by the sellers, the various seller affiliates and the principal to conduct the material operations of the Businesses in the ordinary course of business consistent with past practice and to cooperate with the Company’s efforts to secure permanent financing prior to closing of the Transactions. Purchaser and Sellers have agreed to indemnify one another against certain damages (subject to certain exceptions and limitations).
The closing of the Transactions is subject to various customary closing conditions, including (i) receipt of approval of the Transactions by certain automotive manufacturers, (ii) receipt of certain governmental clearances, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain required approvals related to the insurance business, (iii) the continued accuracy of the representations and warranties of the parties (subject to specified materiality standards) and (iv) the absence of a material adverse effect with respect to the Businesses. The Transaction Agreements are not subject to any financing condition.
The closing of the Transactions is expected to be consummated during the fourth quarter of 2021, subject to receipt of regulatory and other approvals and customary closing conditions.
Other acquisitions under contract
As of September 30, 2021, the Company was under contract to acquire ten dealerships with combined annual revenues of approximately $900 million. These acquisitions are expected to close during the fourth quarter of 2021 and are subject to customary closing conditions.
Park Place Acquisition
On July 6, 2020, the Company, through two of its subsidiaries, entered into an Asset Purchase Agreement with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (eight dealership locations), two collision centers and an auto auction (collectively, the "Park Place acquisition"). The Park Place acquisition was completed on August 24, 2020 and financed through a combination of cash, floor plan facilities and seller financing. The seller financing comprised $150.0 million in aggregate principal amount of a 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of 4.00% promissory note due February 2022 (collectively, the "Seller Notes"). In September 2020, the Company redeemed the Seller Notes with proceeds from the offering of 4.50% Notes due 2028 and 4.75% Notes due 2030.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,129.5	$957.9	$171.6	18%
Used vehicle	879.0	569.5	309.5	54%
Parts and service	297.1	237.2	59.9	25%
Finance and insurance, net	100.4	80.8	19.6	24%
TOTAL REVENUE	2,406.0	1,845.4	560.6	30%
GROSS PROFIT:
New vehicle	126.0	60.6	65.4	108%
Used vehicle	72.2	49.2	23.0	47%
Parts and service	181.4	145.3	36.1	25%
Finance and insurance, net	100.4	80.8	19.6	24%
TOTAL GROSS PROFIT	480.0	335.9	144.1	43%
OPERATING EXPENSES:
Selling, general, and administrative	268.7	206.5	62.2	30%
Depreciation and amortization	10.7	9.8	0.9	9%
Other operating (income) expense, net	(0.4)	0.5	(0.9)	(180)%
INCOME FROM OPERATIONS	201.0	119.1	81.9	69%
OTHER EXPENSES (INCOME):
Floor plan interest expense	1.5	3.0	(1.5)	(50)%
Other interest expense, net	14.8	12.9	1.9	15%
Gain on dealership divestitures, net	(8.0)	(24.7)	16.7	(68)%
Total other expenses (income), net	8.3	(8.8)	17.1	(194)%
INCOME BEFORE INCOME TAXES	192.7	127.9	64.8	51%
Income tax expense	45.7	31.7	14.0	44%
NET INCOME	$147.0	$96.2	$50.8	53%
Net income per common share—Diluted	$7.54	$4.96	$2.58	52%

	For the Three Months Ended September 30,
	2021	2020
REVENUE MIX PERCENTAGES:
New vehicle	46.9%	51.9%
Used vehicle retail	34.3%	27.4%
Used vehicle wholesale	2.3%	3.4%
Parts and service	12.3%	12.9%
Finance and insurance, net	4.2%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	26.3%	18.0%
Used vehicle retail	14.3%	12.8%
Used vehicle wholesale	0.7%	1.8%
Parts and service	37.8%	43.3%
Finance and insurance, net	20.9%	24.1%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	20.0	18.2
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	56.0%	61.5%
Total revenue during the third quarter of 2021 increased by $560.6 million (30%) compared to the third quarter of 2020, due to a $171.6 million (18%) increase in new vehicle revenue, a $309.5 million (54%) increase in used vehicle revenue, a $59.9 million (25%) increase in parts and service revenue and a $19.6 million (24%) increase in F&I, net revenue. During the three months ended September 30, 2021, gross profit increased by $144.1 million (43%) driven by an $65.4 million (108%) increase in new vehicle gross profit, a $23.0 million (47%) increase in used vehicle gross profit, an $36.1 million (25%) increase in parts and service gross profit and a $19.6 million (24%) increase in F&I gross profit.
Income from operations during the third quarter of 2021 increased by $81.9 million (69%) compared to the third quarter of 2020, primarily due to the $144.1 million (43%) increase in gross profit, partially offset by a $62.2 million (30%) increase in SG&A expense, a $0.9 million (9%) increase in depreciation and amortization expenses partially offset by a $0.9 million (180%) increase in other operating (income) expense, net. Total other expenses, net increased by $17.1 million (194%), primarily due to a $16.7 million (68%) decrease on the gain on dealership divestitures, $1.9 million (15%) increase in other interest expense, net partially offset by a $1.5 million (50%) decrease in floor plan interest expense during the third quarter of 2021. As a result, income before income taxes increased $64.8 million (51%). Overall, net income increased by $50.8 million (53%) during the third quarter of 2021 as compared to the third quarter of 2020.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$508.1	$345.9	$162.2	47%
Import	459.0	414.0	45.0	11%
Domestic	162.4	198.0	(35.6)	(18)%
Total new vehicle revenue	$1,129.5	$957.9	$171.6	18%
Gross profit:
Luxury	$60.2	$28.4	$31.8	112%
Import	50.1	19.3	30.8	160%
Domestic	15.7	12.9	2.8	22%
Total new vehicle gross profit	$126.0	$60.6	$65.4	108%
New vehicle units:
Luxury	7,972	6,157	1,815	29%
Import	13,491	13,818	(327)	(2)%
Domestic	3,300	4,580	(1,280)	(28)%
Total new vehicle units	24,763	24,555	208	1%

Same Store:
Revenue:
Luxury	$371.3	$334.5	$36.8	11%
Import	452.1	413.9	38.2	9%
Domestic	162.4	192.6	(30.2)	(16)%
Total new vehicle revenue	$985.8	$941.0	$44.8	5%
Gross profit:
Luxury	$43.3	$27.3	$16.0	59%
Import	49.4	19.4	30.0	155%
Domestic	15.7	12.4	3.3	27%
Total new vehicle gross profit	$108.4	$59.1	$49.3	83%
New vehicle units
Luxury	5,918	5,951	(33)	(1)%
Import	13,329	13,818	(489)	(4)%
Domestic	3,300	4,464	(1,164)	(26)%
Total new vehicle units	22,547	24,233	(1,686)	(7)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per new vehicle sold	$45,612	$39,010	$6,602	17%
Gross profit per new vehicle sold	$5,088	$2,468	$2,620	106%
New vehicle gross margin	11.2%	6.3%	4.9%

Luxury:
Gross profit per new vehicle sold	$7,551	$4,613	$2,938	64%
New vehicle gross margin	11.8%	8.2%	3.6%
Import:
Gross profit per new vehicle sold	$3,714	$1,397	$2,317	166%
New vehicle gross margin	10.9%	4.7%	6.2%
Domestic:
Gross profit per new vehicle sold	$4,758	$2,817	$1,941	69%
New vehicle gross margin	9.7%	6.5%	3.2%

Same Store:
Revenue per new vehicle sold	$43,722	$38,831	$4,891	13%
Gross profit per new vehicle sold	$4,808	$2,439	$2,369	97%
New vehicle gross margin	11.0%	6.3%	4.7%

Luxury:
Gross profit per new vehicle sold	$7,317	$4,587	$2,730	60%
New vehicle gross margin	11.7%	8.2%	3.5%
Import:
Gross profit per new vehicle sold	$3,706	$1,404	$2,302	164%
New vehicle gross margin	10.9%	4.7%	6.2%
Domestic:
Gross profit per new vehicle sold	$4,758	$2,778	$1,980	71%
New vehicle gross margin	9.7%	6.4%	3.3%
New vehicle revenue increased by $171.6 million (18%) due to a $162.2 million (47%) increase in luxury brands revenue, a $45.0 million (11%) increase in import brands revenue partially offset by a $35.6 million (18%) decrease in domestic brands revenue. Luxury brand revenue benefited from the acquisition of the Park Place Dealership group which occurred during the third quarter of 2020. The 18% increase in new vehicle revenue is the result of a 1% increase in new vehicle units sold and a 17% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $44.8 million (5%) due to a $36.8 million (11%) increase in luxury brands revenue, a $38.2 million (9%) increase in import brands revenue partially offset by a $30.2 million (16%) decrease in domestic brands revenue.
New vehicle gross profit increased by $65.4 million (108%) for the three months ended September 30, 2021 and same store new vehicle gross profit increased $49.3 million (83%) over the same period. Same store new vehicle gross profit margin for the three months ended September 30, 2021 increased 470 basis points to 11.0%. The increase in our same store gross profit margin was primarily attributable to our efforts to focus on optimizing margin as new inventory levels declined as a result of manufacturer production disruptions.
We ended the quarter with approximately 12 days of supply of new vehicle inventory, well below our target range of 70-75 days. Our new vehicle inventory levels have been negatively impacted by production disruptions at the manufacturers caused primarily by the semiconductor chip shortage.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$823.7	$507.4	$316.3	62%
Used vehicle wholesale revenue	55.3	62.1	(6.8)	(11)%
Used vehicle revenue	$879.0	$569.5	$309.5	54%
Gross profit:
Used vehicle retail gross profit	$68.7	$43.3	$25.4	59%
Used vehicle wholesale gross profit	3.5	5.9	(2.4)	(41)%
Used vehicle gross profit	$72.2	$49.2	$23.0	47%
Used vehicle retail units:
Used vehicle retail units	27,761	20,464	7,297	36%

Same Store:
Revenue:
Used vehicle retail revenue	$728.2	$496.1	$232.1	47%
Used vehicle wholesale revenue	38.4	61.4	(23.0)	(37)%
Used vehicle revenue	$766.6	$557.5	$209.1	38%
Gross profit:
Used vehicle retail gross profit	$61.1	$42.2	$18.9	45%
Used vehicle wholesale gross profit	2.6	5.9	(3.3)	(56)%
Used vehicle gross profit	$63.7	$48.1	$15.6	32%
Used vehicle retail units:
Used vehicle retail units	25,442	20,050	5,392	27%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per used vehicle retailed	$29,671	$24,795	$4,876	20%
Gross profit per used vehicle retailed	$2,475	$2,116	$359	17%
Used vehicle retail gross margin	8.3%	8.5%	(0.2)%

Same Store:
Revenue per used vehicle retailed	$28,622	$24,743	$3,879	16%
Gross profit per used vehicle retailed	$2,402	$2,105	$297	14%
Used vehicle retail gross margin	8.4%	8.5%	(0.1)%

Used vehicle revenue increased by $309.5 million (54%) due to a $316.3 million (62%) increase in used vehicle retail revenue partially offset by a $6.8 million (11%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue increased by $209.1 million (38%) due to a $232.1 million (47%) increase in used vehicle retail revenue, partially offset a $23.0 million (37%) decrease in used vehicle wholesale revenue. Total used vehicle retail unit sales increased by 36% while same store retail used vehicle unit sales increased by 27% during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Used vehicle revenues and unit sales benefited from the decline in new vehicle inventory availability during the third quarter of 2021.

For the three months ended September 30, 2021, total Company and same store used vehicle retail gross profit margins decreased by 20 basis points and 10 basis points, respectively, as compared to the prior year quarter. The Company's wholesale revenue and gross profit declined as a result of our efforts to retail more used units due to the new vehicle supply shortage.

Our 28 days of supply of used vehicle inventory as of September 30, 2021, is slightly below our historic targeted range of 30 to 35 days.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)
As Reported:
Parts and service revenue	$297.1	$237.2	$59.9	25%
Parts and service gross profit:
Customer pay	109.3	84.0	25.3	30%
Warranty	23.7	25.7	(2.0)	(8)%
Wholesale parts	8.7	5.8	2.9	50%
Parts and service gross profit, excluding reconditioning and preparation	$141.7	$115.5	$26.2	23%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	48.7%	(1.0)%
Reconditioning and preparation *	$39.7	$29.8	$9.9	33%
Total parts and service gross profit	$181.4	$145.3	$36.1	25%

Same Store:
Parts and service revenue	$256.0	$232.5	$23.5	10%
Parts and service gross profit:
Customer pay	92.5	82.3	10.2	12%
Warranty	19.7	25.0	(5.3)	(21)%
Wholesale parts	7.7	5.7	2.0	35%
Parts and service gross profit, excluding reconditioning and preparation	$119.9	$113.0	$6.9	6%
Parts and service gross margin, excluding reconditioning and preparation	46.8%	48.6%	(1.8)%
Reconditioning and preparation *	$36.0	$29.2	$6.8	23%
Total parts and service gross profit	$155.9	$142.2	$13.7	10%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $59.9 million (25%) increase in parts and service revenue was due to an $47.7 million (30%) increase in customer pay revenue, a $14.9 million (47%) increase in wholesale parts revenue partially offset by a $2.7 million (6%) decrease in warranty revenue. Same store parts and service revenue increased by $23.5 million (10%) to $256.0 million during the three months ended September 30, 2021 from $232.5 million during the three months ended September 30, 2020. The increase in same store parts and service revenue was due to a $20.7 million (13%) increase in customer pay revenue, a $11.1 million (35%) increase in wholesale parts revenue partially offset by a $8.3 million (18%) increase in warranty revenue.
During the three months ended September 30, 2021, parts and service gross profit, excluding reconditioning and preparation, increased by $26.2 million (23%) to $141.7 million and same store parts and service gross profit, excluding reconditioning and preparation, increased by $6.9 million (6%) to $119.9 million. We attribute much of this increase to consumer driving habits returning to pre-pandemic levels. We continue to focus on increasing our customer pay parts and service revenue over the long-term by upgrading equipment, improving the customer experience, providing competitive benefits to our technicians and capitalizing on our dealership training programs.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$100.4	$80.8	$19.6	24%
Finance and insurance, net per vehicle sold	$1,912	$1,795	$117	7%

Same Store:
Finance and insurance, net	$93.8	$79.7	$14.1	18%
Finance and insurance, net per vehicle sold	$1,955	$1,800	$155	9%
F&I, net revenue increased by $19.6 million (24%) during the third quarter of 2021 as compared to the third quarter of 2020 and same store F&I, net revenue increased by $14.1 million (18%) over the same period. We attribute the increase in all stores' F&I, net revenue to a 17% increase in total retail units sold and a 7% improvement in F&I PVR.
Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2021	% of Gross Profit	2020	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$133.9	27.9%	$106.5	31.7%	$27.4	(3.8)%
Sales compensation	48.6	10.1%	32.4	9.6%	16.2	0.5%
Share-based compensation	3.8	0.8%	2.6	0.8%	1.2	—%
Outside services	30.9	6.4%	21.9	6.5%	9.0	(0.1)%
Advertising	7.4	1.5%	6.3	1.9%	1.1	(0.4)%
Rent	8.3	1.7%	8.1	2.4%	0.2	(0.7)%
Utilities	5.0	1.0%	4.2	1.3%	0.8	(0.3)%
Insurance	3.3	0.7%	3.3	1.0%	—	(0.3)%
Other	27.5	5.9%	21.2	6.3%	6.3	(0.4)%
Selling, general, and administrative expense	$268.7	56.0%	$206.5	61.5%	$62.2	(5.5)%
Gross profit	$480.0		$335.9

Same Store:
Personnel costs	$118.5	28.1%	$104.7	31.8%	$13.8	(3.7)%
Sales compensation	44.0	10.4%	31.9	9.7%	12.1	0.7%
Share-based compensation	3.8	0.9%	2.7	0.8%	1.1	0.1%
Outside services	27.6	6.5%	21.4	6.5%	6.2	—%
Advertising	6.9	1.6%	6.0	1.8%	0.9	(0.2)%
Rent	8.2	1.9%	8.0	2.4%	0.2	(0.5)%
Utilities	4.4	1.0%	4.1	1.2%	0.3	(0.2)%
Insurance	2.4	0.6%	3.1	0.9%	(0.7)	(0.3)%
Other	23.8	5.8%	20.7	6.5%	3.1	(0.7)%
Selling, general, and administrative expense	$239.6	56.8%	$202.6	61.6%	$37.0	(4.8)%
Gross profit	$421.8		$329.1
SG&A expense as a percentage of gross profit decreased 550 basis points from 61.5% for the third quarter of 2020 to 56.0% for the third quarter of 2021. Same store SG&A expense as a percentage of gross profit decreased 480 basis points, from 61.6% for the third quarter of 2020 to 56.8% over the same period in 2021. The decrease in SG&A expense as a percentage of gross profit is primarily the result of higher gross profits on new and used vehicle sales. On a same store basis our personnel costs decreased by 370 basis points as a percentage of gross profit in the third quarter of 2021 as compared to the same quarter in the prior year. The Company has also focused on retaining the efficiencies and productivity gained during the COVID-19 downturn and has been judicious with adding headcount. Sales compensation as a percentage of gross profit increased on both a total and same store basis for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to increased commission expense as a result of our profitability. During the three months ended September 30, 2021 and 2020 the Company incurred $3.5 million and $1.3 million, respectively, in professional fees related to acquisitions.
Other Operating (Income) Expense, net —
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
Floor Plan Interest Expense —
Floor plan interest expense decreased by $1.5 million (50%) to $1.5 million during the three months ended September 30, 2021 as compared to $3.0 million for the three months ended September 30, 2020, primarily due to lower average new vehicle inventory levels.
Other Interest Expense, net —
The $1.9 million (15%) increase in other interest expense, net is primarily the result of higher average outstanding debt during the three months ended September 30, 2021 due to the $250.0 million September 2020 offering of the Senior Notes and the 2021 Bank of America Real Estate Facility as compared to the same period in the prior year.
Gain on Dealership Divestitures, net—
During the three months ended September 30, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market and recorded a pre-tax gain of $8.0 million.
During the three months ended September 30, 2020 we sold one franchise (one dealership location) in the Greenville, South Carolina market and recorded a pre-tax gain of $24.7 million.
Income Tax Expense —
The $14.0 million (44%) increase in income tax expense was primarily the result of a $64.8 million (51%) increase in income before income taxes. Our effective tax rate for the three months ended September 30, 2021 was 23.7% compared to 24.8% in the prior comparative period. We expect our effective tax rate for 2021 to be around 25%.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,649.6	$2,541.8	$1,107.8	44%
Used vehicle	2,386.1	1,510.2	875.9	58%
Parts and service	851.5	628.0	223.5	36%
Finance and insurance, net	295.7	217.8	77.9	36%
TOTAL REVENUE	7,182.9	4,897.8	2,285.1	47%
GROSS PROFIT:
New vehicle	325.6	135.6	190.0	140%
Used vehicle	211.5	117.0	94.5	81%
Parts and service	527.1	380.7	146.4	38%
Finance and insurance, net	295.7	217.8	77.9	36%
TOTAL GROSS PROFIT	1,359.9	851.1	508.8	60%
OPERATING EXPENSES:
Selling, general, and administrative	778.2	553.4	224.8	41%
Depreciation and amortization	30.6	29.0	1.6	6%
Franchise rights impairment	—	23.0	(23.0)	(100)%
Other operating (income) expense, net	(4.6)	9.4	(14.0)	(149)%
INCOME FROM OPERATIONS	555.7	236.3	319.4	135%
OTHER EXPENSES:
Floor plan interest expense	6.5	14.1	(7.6)	(54)%
Other interest expense, net	43.2	41.7	1.5	4%
Loss on extinguishment of long-term debt	—	20.6	(20.6)	(100)%
Gain on dealership divestitures, net	(8.0)	(58.4)	50.4	86%
Total other expenses, net	41.7	18.0	23.7	132%
INCOME BEFORE INCOME TAXES	514.0	218.3	295.7	135%
Income tax expense	122.1	53.0	69.1	130%
NET INCOME	$391.9	$165.3	$226.6	137%
Net income per share—Diluted	$20.10	$8.56	$11.54	135%

	For the Nine Months Ended September 30,
	2021	2020
REVENUE MIX PERCENTAGES:
New vehicle	50.8%	51.9%
Used vehicle retail	30.5%	28.0%
Used vehicle wholesale	2.7%	2.9%
Parts and service	11.9%	12.8%
Finance and insurance, net	4.1%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	23.9%	15.9%
Used vehicle retail	14.0%	12.5%
Used vehicle wholesale	1.6%	1.3%
Parts and service	38.8%	44.7%
Finance and insurance, net	21.7%	25.6%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	18.9%	17.4%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	57.2%	65.0%
Total revenue for the nine months ended September 30, 2021 increased by $2.29 billion (47%) compared to the nine months ended September 30, 2020, due to a $1.11 billion (44%) increase in new vehicle revenue, a $875.9 million (58%) increase in used vehicle revenue, a $223.5 million (36%) increase in parts and service revenue and a $77.9 million (36%) increase in F&I, net revenue. The $508.8 million (60%) increase in gross profit during the nine months ended September 30, 2021 was driven by a $190.0 million (140%) increase in new vehicle gross profit, a $146.4 million (38%) increase in parts and service gross profit, a $94.5 million (81%) increase in used vehicle gross profit and a $77.9 million (36%) increase in F&I, net gross profit.
Income from operations during the nine months ended September 30, 2021 increased by $319.4 million (135%), compared to the nine months ended September 30, 2020, due to the $508.8 million (60%) increase in gross profit, a $23.0 million franchise right impairment charge recorded in 2020, a $14.0 million (149%) decrease in other operating expense, net, partially offset by a $224.8 million (41%) increase in SG&A expense and a $1.6 million (6%) increase in depreciation and amortization expense.
Total other expenses, net increased by $23.7 million (132%), primarily as a result of a $50.4 million decrease in the gain on dealership divestitures, net during the first nine months of 2021 when compared to the first nine months of 2020 and a $1.5 million (4%) increase in other interest expense, net partially offset by a $7.6 million (54%) decrease in floor plan interest expense and no loss on extinguishment of debt. Income before income taxes increased $295.7 million to $514.0 million for the nine months ended September 30, 2021. Overall, net income increased by $226.6 million (137%) during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,634.3	$865.9	$768.4	89%
Import	1,454.5	1,114.1	340.4	31%
Domestic	560.8	561.8	(1.0)	—%
Total new vehicle revenue	$3,649.6	$2,541.8	$1,107.8	44%
Gross profit:
Luxury	$166.8	$62.1	$104.7	169%
Import	112.2	42.5	69.7	164%
Domestic	46.6	31.0	15.6	50%
Total new vehicle gross profit	$325.6	$135.6	$190.0	140%
New vehicle units:
Luxury	26,568	15,508	11,060	71%
Import	45,125	37,886	7,239	19%
Domestic	12,054	13,198	(1,144)	(9)%
Total new vehicle units	83,747	66,592	17,155	26%

Same Store:
Revenue:
Luxury	$1,064.8	$829.8	$235.0	28%
Import	1,443.6	1,098.3	345.3	31%
Domestic	556.0	532.7	23.3	4%
Total new vehicle revenue	$3,064.4	$2,460.8	$603.6	25%
Gross profit:
Luxury	$103.2	$59.3	$43.9	74%
Import	111.4	42.3	69.1	163%
Domestic	46.3	29.3	17.0	58%
Total new vehicle gross profit	$260.9	$130.9	$130.0	99%
New vehicle units:
Luxury	17,795	14,851	2,944	20%
Import	44,885	37,383	7,502	20%
Domestic	11,953	12,558	(605)	(5)%
Total new vehicle units	74,633	64,792	9,841	15%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per new vehicle sold	$43,579	$38,170	$5,409	14%
Gross profit per new vehicle sold	$3,888	$2,036	$1,852	91%
New vehicle gross margin	8.9%	5.3%	3.6%

Luxury:
Gross profit per new vehicle sold	$6,278	$4,004	$2,274	57%
New vehicle gross margin	10.2%	7.2%	3.0%
Import:
Gross profit per new vehicle sold	$2,486	$1,122	$1,364	122%
New vehicle gross margin	7.7%	3.8%	3.9%
Domestic:
Gross profit per new vehicle sold	$3,866	$2,349	$1,517	65%
New vehicle gross margin	8.3%	5.5%	2.8%

Same Store:
Revenue per new vehicle sold	$41,060	$37,980	$3,080	8%
Gross profit per new vehicle sold	$3,496	$2,020	$1,476	73%
New vehicle gross margin	8.5%	5.3%	3.2%

Luxury:
Gross profit per new vehicle sold	$5,799	$3,993	$1,806	45%
New vehicle gross margin	9.7%	7.1%	2.6%
Import:
Gross profit per new vehicle sold	$2,482	$1,132	$1,350	119%
New vehicle gross margin	7.7%	3.9%	3.8%
Domestic:
Gross profit per new vehicle sold	$3,874	$2,333	$1,541	66%
New vehicle gross margin	8.3%	5.5%	2.8%
For the nine months ended September 30, 2021, new vehicle revenue increased by $1.11 billion (44%) as a result of a 26% increase in new vehicle units sold and a 14% increase in revenue per new vehicle sold. For the nine months ended September 30, 2021, same store new vehicle revenue increased by $603.6 million (25%) as the result of a 15% increase in new vehicle units sold and a 8% increase in revenue per unit sold.
For the nine months ended September 30, 2021, new vehicle gross profit and same store new vehicle gross profit increased by $190.0 million (140%) and $130.0 million (99%), respectively. Same store new vehicle gross margin for the nine months ended September 30, 2021 improved 320 basis points to 8.5%.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the nine months ended September 30, 2021 was 15.8 million compared to 14.0 million during the nine months ended September 30, 2020, a 13% increase. The Company experienced continued strength in new vehicle sales for the nine months ended September 30, 2021, building on the new vehicle sales recovery in the latter part of 2020. The increase in new vehicle sales revenue for the nine months ended September 30, 2021 over the same period in the prior year is also attributable to the acquisition of the Park Place Dealership Group in August 2020 and a significant decline in new vehicle sales during April 2020 as a result of the COVID-19 pandemic. On a same store basis, we experienced an increase in gross profit margin across all three of our new vehicle categories which we largely attribute to the scarcity of new vehicle inventory as a result of manufacturer production challenges arising from the semiconductor chip shortage.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$2,190.6	$1,366.0	$824.6	60%
Used vehicle wholesale revenue	195.5	144.2	51.3	36%
Used vehicle revenue	$2,386.1	$1,510.2	$875.9	58%
Gross profit:
Used vehicle retail gross profit	$189.7	$106.1	$83.6	79%
Used vehicle wholesale gross profit	21.8	10.9	10.9	100%
Used vehicle gross profit	$211.5	$117.0	$94.5	81%
Used vehicle retail units:
Used vehicle retail units	78,136	59,151	18,985	32%

Same Store:
Revenue:
Used vehicle retail revenue	$1,837.1	$1,311.7	$525.4	40%
Used vehicle wholesale revenue	127.9	140.4	(12.5)	(9)%
Used vehicle revenue	$1,965.0	$1,452.1	$512.9	35%
Gross profit:
Used vehicle retail gross profit	$162.1	$102.7	$59.4	58%
Used vehicle wholesale gross profit	15.3	11.0	4.3	39%
Used vehicle gross profit	$177.4	$113.7	$63.7	56%
Used vehicle retail units:
Used vehicle retail units	69,250	56,884	12,366	22%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per used vehicle retailed	$28,036	$23,093	$4,943	21%
Gross profit per used vehicle retailed	$2,428	$1,794	$634	35%
Used vehicle retail gross margin	8.7%	7.8%	0.9%

Same Store:
Revenue per used vehicle retailed	$26,529	$23,059	$3,470	15%
Gross profit per used vehicle retailed	$2,341	$1,805	$536	30%
Used vehicle retail gross margin	8.8%	7.8%	1.0%
Used vehicle revenue increased by $875.9 million (58%) due to a $824.6 million (60%) increase in used vehicle retail revenue, and a $51.3 million (36%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $512.9 million (35%) due to a $525.4 million (40%) increase in used vehicle retail revenue partially offset by a $12.5 million (9%) decrease in used vehicle wholesale revenues.
For the nine months ended September 30, 2021, gross profit margins increased by 90 basis points to 8.7%. Due to the new vehicle inventory shortages that have arisen due to manufacturer challenges, we continue to see an increased demand for used vehicles. Used vehicle gross profit increased for the nine months ended September 30, 2021 by $94.5 million (81%) on an all store basis and $63.7 million (56%) on a same store basis as compared to the nine months ended September 30, 2020.

Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)
As Reported:
Parts and service revenue	$851.5	$628.0	$223.5	36%
Parts and service gross profit:
Customer pay	313.2	216.1	97.1	45%
Warranty	74.8	65.7	9.1	14%
Wholesale parts	23.7	15.6	8.1	52%
Parts and service gross profit, excluding reconditioning and preparation	$411.7	$297.4	$114.3	38%
Parts and service gross margin, excluding reconditioning and preparation	48.3%	47.4%	0.9%
Reconditioning and preparation *	$115.4	$83.3	$32.1	39%
Total parts and service gross profit	$527.1	$380.7	$146.4	38%

Same Store:
Parts and service revenue	$700.0	$607.9	$92.1	15%
Parts and service gross profit:
Customer pay	252.5	209.4	43.1	21%
Warranty	57.9	63.3	(5.4)	(9)%
Wholesale parts	20.1	15.1	5.0	33%
Parts and service gross profit, excluding reconditioning and preparation	$330.5	$287.8	$42.7	15%
Parts and service gross margin, excluding reconditioning and preparation	47.2%	47.3%	(0.1)%
Reconditioning and preparation *	$100.8	$80.5	$20.3	25%
Total parts and service gross profit	$431.3	$368.3	$63.0	17%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $223.5 million (36%) increase in parts and service revenue was primarily due to a $168.1 million (40%) increase in customer pay revenue, a $40.8 million (47%) increase in wholesale parts revenue and a $14.6 million (12%) increase in warranty revenue. Same store parts and service revenue increased by $92.1 million (15%) from $607.9 million for the nine months ended September 30, 2020 to $700.0 million for the nine months ended September 30, 2021. The increase in same store parts and service revenue was due to a $72.9 million (18%) increase in customer pay revenue, a $28.8 million (34%) increase in wholesale parts revenue partially offset by a $9.6 million (8%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $114.3 million (38%) to $411.7 million, and same store gross profit, excluding reconditioning and preparation, increased by $42.7 million (15%) to $330.5 million. The parts and service business was negatively impacted by "shelter in place" orders issued in response to the COVID-19 pandemic in 2020 but has since returned to pre-pandemic levels.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$295.7	$217.8	$77.9	36%
Finance and insurance, net per vehicle sold	$1,827	$1,732	$95	5%

Same Store:
Finance and insurance, net	$271.6	$212.2	$59.4	28%
Finance and insurance, net per vehicle sold	$1,888	$1,744	$144	8%
F&I revenue, net increased $77.9 million (36%) during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020, and same store F&I revenue, net increased by $59.4 million (28%) over the same period. F&I revenue, net increased as a result of the increase in new and used retail unit sales for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the Company was able to improve the F&I PVR by $95 per unit (5%) over the comparable prior year period.

Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2021	% of Gross Profit	2020	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$383.5	28.2%	$273.3	32.1%	$110.2	(3.9)%
Sales compensation	137.6	10.1%	84.6	9.9%	53.0	0.2%
Share-based compensation	12.2	0.9%	9.2	1.1%	3.0	(0.2)%
Outside services	81.1	6.0%	60.3	7.1%	20.8	(1.1)%
Advertising	24.0	1.8%	17.9	2.1%	6.1	(0.3)%
Rent	28.7	2.1%	20.8	2.4%	7.9	(0.3)%
Utilities	13.8	1.0%	11.6	1.4%	2.2	(0.4)%
Insurance	16.8	1.2%	12.0	1.4%	4.8	(0.2)%
Other	80.5	5.9%	63.7	7.5%	16.8	(1.6)%
Selling, general, and administrative expense	$778.2	57.2%	$553.4	65.0%	$224.8	(7.8)%
Gross profit	$1,359.9		$851.1

Same Store:
Personnel costs	$323.9	28.4%	$265.1	32.1%	$58.8	(3.7)%
Sales compensation	120.2	10.5%	81.8	9.9%	38.4	0.6%
Share-based compensation	12.2	1.1%	9.3	1.1%	2.9	—%
Outside services	68.5	6.0%	58.1	7.0%	10.4	(1.0)%
Advertising	20.9	1.8%	16.7	2.0%	4.2	(0.2)%
Rent	28.2	2.5%	20.6	2.5%	7.6	—%
Utilities	11.5	1.0%	11.1	1.3%	0.4	(0.3)%
Insurance	13.2	1.2%	11.1	1.3%	2.1	(0.1)%
Other	$66.1	5.7%	$62.1	7.7%	4.0	(2.0)%
Selling, general, and administrative expense	$664.7	58.2%	$535.9	64.9%	$128.8	(6.7)%
Gross profit	$1,141.2		$825.1
SG&A expense as a percentage of gross profit decreased 780 basis points from 65.0% for the nine months ended September 30, 2020 to 57.2% for the nine months ended September 30, 2021, while same store SG&A expense as a percentage of gross profit decreased 670 basis points to 58.2% over the same period. The decrease in SG&A as a percentage of gross profit during the nine months ended September 30, 2021, is primarily the result of higher sales volume and gross profits earned on new and used vehicle sales. On an as-reported basis, Personnel costs and Sales compensation increased by $110.2 million and $53.0 million, respectively, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the inclusion of the Park Place acquisition in year-to-date 2021 results. We also attribute the increase to higher sales commissions related to the increase in gross profit earned during the nine months ended September 30, 2021.
Franchise Rights Impairment—
During the nine months ended September 30, 2020, we recorded a franchise rights impairment charge of $23.0 million. As a result of the COVID-19 pandemic, we performed a quantitative impairment analysis of certain franchise rights assets and determined that their carrying values exceeded their fair value by $23.0 million as of March 31, 2020. We did not perform impairment testing related to franchise rights for the nine months ended September 30, 2021 as no triggering events had occurred.
Other Operating Expense, net—
Other operating expense, net includes gains and losses from the sale of property and equipment, and other operating items not considered core to our business. During the nine months ended September 30, 2021, the Company recorded other operating income, net of $4.6 million, primarily related to a $3.5 million gain arising from legal settlements and a $1.9 million gain on divestitures of certain real estate, partially offset by $1.3 million of real estate related charges. Included in the $9.4 million of other operating expense, net for the nine months ended September 30, 2020, was an $11.6 million charge related to certain financing transactions related to, as well as the initial termination of, the Park Place acquisition, partially offset by a $2.1 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $7.6 million (54%) to $6.5 million during the nine months ended September 30, 2021 compared to $14.1 million during the nine months ended September 30, 2020 primarily as a result of lower new vehicle inventory levels.
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
Gain on Dealership Divestitures, net—
During the nine months ended September 30, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market and recorded a pre-tax gain of $8.0 million.
During the nine months ended September 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and one franchise (one dealership location) in the Greenville, South Carolina market. The Company recorded a net pre-tax gain totaling $58.4 million.
Income Tax Expense—
The $69.1 million increase in income tax expense was primarily the result of a $295.7 million increase in income before income taxes. Our effective tax rate for the nine months ended September 30, 2021 was 23.8% compared to 24.3% in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2021, we had total available liquidity of $776.6 million, which consisted of $330.6 million of cash and cash equivalents, $46.8 million of available funds in our floor plan offset accounts, $190.0 million availability under our new vehicle floor plan facility that is able to be converted to our revolving credit facility, $49.2 million of availability under our revolving credit facility, and $160.0 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with customary operating and other restrictive covenants. As of September 30, 2021, these covenants did not further limit our availability under our credit facilities. For more information on our covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
On September 28, 2021, the Company entered into the Transaction Agreements to acquire the Larry H. Miller family of dealerships including the associated real estate and Total Care Auto, Powered by Landcar. In connection with entering into the Transaction Agreements, the Company entered into a commitment letter, dated September 28, 2021 (the “Commitment Letter”), with Bank of America, N.A., BofA Securities, Inc. and JPMorgan Chase Bank N.A. (collectively, the “Commitment Parties”), pursuant to which, among other things, the Commitment Parties have committed to provide debt financing for the Transactions, consisting of (i) a $2.35 billion bridge loan (the “HY Bridge Facility”); and (ii) a $900.0 million 364-day bridge loan (the “364-Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. Each of the HY Bridge Facility and 364-Day Bridge Facility is subject to reduction as set forth in the Commitment Letter upon the completion of certain debt and equity financings, as applicable, and upon other specified events. The obligation of the Commitment Parties to provide this debt financing is subject to a number of customary conditions, including, without limitation, execution and delivery of certain definitive documentation.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability, (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
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
Revolving Credit Facility—A $250.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of September 30, 2021, we converted $190.0 million of aggregate commitments from the Revolving Credit Facility to our New Vehicle Floor Plan Facility, resulting in $60.0 million of borrowing capacity. In addition, we had $10.8 million in outstanding letters of credit as of September 30, 2021, resulting in $49.2 million of borrowing availability as of September 30, 2021.
New Vehicle Floor Plan Facility—A $1.04 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts. As a result of the use of our floor plan offset account and the reduction in LIBOR rates, we experienced a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of September 30, 2021, we had $116.1 million outstanding under the New Vehicle Floor Plan Facility, which is net of $45.2 million in our floor plan offset account.
Used Vehicle Floor Plan Facility—A $160.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. We began the year with nothing drawn on our used vehicle floor plan facility and there was no activity during the nine months ended September 30, 2021. Our borrowing capacity under the Used Vehicle Floor Plan Facility was $160.0 million based on our borrowing base calculation as of September 30, 2021.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of September 30, 2021, we had $22.1 million, which is net of $1.6 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $129.8 million, outstanding under our 2019 Senior Credit Facility and facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
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
In September 2020, the Company completed an add-on issuance of $250.0 million aggregate principal amount of additional senior notes consisting of $125.0 million aggregate principal amount of additional Existing 2028 Notes at a price of 101.0% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional Existing 2030 Notes (together with the additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020.
•Mortgage notes—As of September 30, 2021, we had $73.1 million of mortgage note obligations. These obligations are collateralized by the associated real estate at our dealership locations.
•2013 BofA Real Estate Facility—On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A. ("Bank of America"), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of September 30, 2021, we had $31.7 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement.

•2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of September 30, 2021, the outstanding balance under this agreement was $54.5 million. There is no further borrowing availability under this agreement.

•2018 Bank of America Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of September 30, 2021, we had $80.1 million of outstanding borrowings under the 2018 Bank of America Facility.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). As of September 30, 2021, we had $83.1 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under this agreement.
•2021 BofA Real Estate Facility—On May 20, 2021, the Company and certain of its subsidiaries borrowed $184.4 million under a real estate term loan credit agreement, dated as of May 10, 2021 (the “2021 BofA Real Estate Credit Agreement”), by the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the “2021 BofA Real Estate Facility”). The Company used the proceeds from these borrowings to finance the exercise of its option to purchase certain of the leased real property related to the Park Place dealerships. The Company completed the purchase of the leased real property on May 20, 2021. As of September 30, 2021, we had $182.5 million of outstanding borrowings under the 2021 BofA Real
Estate Facility. There is no further borrowing availability under this agreement.
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
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2021.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
Our 2019 Senior Credit Facility and our Indentures permit us to make an unlimited amount of restricted payments, such as share repurchases or dividends, so long as our Consolidated Total Leverage Ratio, as defined in those agreements, does not exceed 3.0 to 1.0 on a pro forma basis after giving effect to any proposed payments. As of September 30, 2021, our Consolidated Total Leverage Ratio did not exceed 3.0 to 1.0.
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

During the nine months ended September 30, 2021, we did not repurchase any shares of our common stock under the Repurchase Program and had remaining authorization to repurchase $100.0 million in shares of our common stock under the Repurchase Program.
During the three and nine months ended September 30, 2021, we repurchased 96 and 65,123 shares, of our common stock for $0.1 million and $10.3 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Nine Months Ended September 30,
	2021	2020
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$958.6	$625.2
New vehicle floor plan repayments —non-trade, net	(520.7)	(207.4)
Cash provided by operating activities, as adjusted	$437.9	$417.8

Operating Activities—
Net cash provided by operating activities totaled $958.6 million and $625.2 million, for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by operating activities, as adjusted, totaled $437.9 million and $417.8 million for the nine months ended September 30, 2021 and 2020, respectively.
The $20.1 million increase in our net cash provided by operating activities, as adjusted, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily the result of a $226.6 million increase in net income and increase of $24.0 million related to the lower balances of accounts receivable and contracts-in-transit around the period end, offset by a $87.6 million decrease related to the change in inventory, net of floor plan, a $66.5 million decrease in other current assets, a decrease in accounts payable and other current liabilities of $76.8 million and an increase in non-cash reconciling adjustments to net income of $15.0 million.
Investing Activities—
Net cash used in investing activities totaled $248.6 million for the nine months ended September 30, 2021 compared to cash used in investing activities of $818.1 million, for the nine months ended September 30, 2020. Capital expenditures, excluding the purchase of real estate, were $49.4 million and $27.5 million for the nine months ended September 30, 2021 and 2020, respectively. We expect that capital expenditures for 2021 will total approximately $50.9 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment.
During the nine months ended September 30, 2021, we acquired the assets of one franchise (one dealership location) in the Denver, Colorado market for a purchase price of $15.9 million. We funded this acquisition with an aggregate of $15.6 million of cash and $0.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. During the nine months ended September 30, 2021, we released $1.0 million of purchase price holdbacks related to a prior year acquisition.
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
During the nine months ended September 30, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market for a purchase price of $21.3 million. In addition, during the nine months ended September 30, 2021, we received cash proceeds of $21.5 million from the sale of real estate properties.
During the nine months ended September 30, 2020, we sold one franchise (one dealership location) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and one franchise (one dealership location) in the Greenville, South Carolina market for an aggregate purchase price of $161.6 million. In addition, during the nine months ended September 30, 2020, we received cash proceeds of $4.2 million from the sale of vacant properties.
During the nine months ended September 30, 2021 and 2020, purchases of real estate, including previously leased real estate, totaled $7.8 million and $2.3 million, respectively.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $380.8 million for the nine months ended September 30, 2021. Net cash provided by financing activities totaled $193.5 million for the nine months ended September 30, 2020.
During the nine months ended September 30, 2021 and 2020, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $3.40 billion and $2.84 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with a divestiture, of $3.93 billion and $3.00 billion, respectively.

During the nine months ended September 30, 2021 and 2020 we had floor plan borrowings of  $0.3 million and $131.6 million, respectively, related to acquisitions.
During the nine months ended September 30, 2021 and 2021, we had non-trade floor plan repayments associated with divestitures of $0.8 million and $55.3 million, respectively.
Repayments of borrowings totaled $33.7 million and $1.60 billion for the nine months ended September 30, 2021 and 2020, respectively. In addition, payments of debt issuance costs totaled $3.1 million for the nine months ended September 30, 2020.
During the nine months ended September 30, 2020, we had proceeds of $7.3 million related to a sale and leaseback of real estate in Plano, Texas.
During the nine months ended September 30, 2021, we did not repurchase any shares of our common stock under our Repurchase Program but repurchased 65,123 shares of our common stock for $10.3 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 12 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $102.9 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of September 30, 2021, a 100 basis point change in interest rates could result in a change of as much as $1.0 million to our total annual interest expense in our Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2021 and 2020 by $42.9 million and $29.4 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have five interest rate swap agreements. In May 2021, we entered into a new interest rate swap agreement with a notional principal amount of $184.4 million which will reduce to $110.6 million at maturity. This swap, along with our existing swaps, was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through each swap's maturity date as noted in the table below. The following table provides information on the attributes of each swap as of September 30, 2021:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
May 2021	$184.4	$182.5	$110.6	May 2031
July 2020	$93.5	$87.9	$50.6	December 2028
July 2020	$85.5	$80.1	$57.3	November 2025
June 2015	$100.0	$70.6	$53.1	February 2025
November 2013	$75.0	$46.2	$38.7	September 2023
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2014, our Board of Directors authorized our Repurchase Program. On January 27, 2021, our Board of Directors reset the authorization under our Repurchase Program to $100.0 million in the aggregate, for the repurchase of shares of our common stock in open market transactions or privately negotiated transactions. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time. During the three months ended September 30, 2021, we did not repurchase any shares of our common stock under the Repurchase Program but repurchased 96 shares of our common stock for $0.1 million from employees in connection with a net share settlement feature of employee equity-based awards. As of September 30, 2021, we had remaining authorization to repurchase $100.0 million in shares of our common stock under the Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description of Documents
2.1
Exhibit 2.1 - Purchase Agreement, dated September 28, 2021 by and among Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified members of the Larry H. Mill Dealership family of entities (Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.)

2.2	Exhibit 2.2 – Real Estate Purchase Agreement, dated September 28, 2021 by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and Miller Family Real Estate L.L.C. (Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.)
2.3	Exhibit 2.3 – Purchase Agreement, dated September 28, 2021 by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified equity owners of the Total Care Auto, Powered by Landcar insurance business affiliated with the Larry H. Miller Dealership family of entities (Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.)
4.1	4.1 First Supplemental Indenture, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee.
4.2	4.2 First Supplemental Indenture, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee.
10.1	10.1 Commitment Letter, dated September 28, 2021, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc. and JPMorgan Chase Bank, N.A. (Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	October 26, 2021	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	October 26, 2021	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer