Form 10-K
period 2021-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2022-03-01
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was $3.28 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 28, 2022 was 23,187,817.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2021

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
•disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the global COVID-19 pandemic, including due to any new strains of the virus and the efficacy and rate of vaccinations; and
•our estimated future capital expenditures, which can be impacted by increasing prices, labor shortages and acquisitions and divestitures.
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
•our ability to successfully attract and retain skilled employees;
•our ability to successfully operate, including our ability to obtain and maintain all necessary regulatory approvals, for Total Care Auto, Powered by Landcar ("TCA"), our recently acquired F&I products provider;

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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our website at http://www.asburyauto.com as soon as practical after such reports are filed with the U.S. Securities and Exchange Commission (the "Commission"). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2022 Annual Meeting of Stockholders, when filed, will also be available on our website, and at the URL stated in such proxy statement. We also make available on our website copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:

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
Item 1. BUSINESS
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is a Fortune 500 company and the 6th largest franchised automotive retailer in the United States. Our mission and vision is to put guest experience as our “North Star” and be the most guest-centric automotive retailer in the industry. We follow three key principles to guide us: (1) foster a fun and supportive culture where team members thrive personally, while building meaningful bonds with one another; (2) be great ambassadors and exceptional stewards of capital for our partners who fuel our mission; and (3) be caring professionals who strive to delight our guests and foster love for the brand. Our strong organizational culture and purposeful mission allows us to continuously deliver best-in-class experiences to our guests. As of December 31, 2021, we owned and operated 205 new vehicle franchises, representing 31 brands of automobiles at 155 dealership locations, 35 collision centers, seven stand-alone used vehicle dealerships, one used vehicle wholesale business and one auto auction within fifteen states. Our store operations are conducted by our subsidiaries.
We offer an extensive range of automotive products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, parts and service, which includes vehicle repair and maintenance services, replacement parts and collision repair services (collectively referred to as “parts and services” or “P&S”), and finance and insurance (“F&I”) products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection (“GAP”) debt cancellation and prepaid maintenance. We strive for a diversified mix of products, services, brands and geographic locations which allows us to reduce our reliance on any one manufacturer, minimize the impact from changes in customer preference and maintain profitability across fluctuations in new vehicle sales. Our diverse revenue base, along with our commitment to operational excellence across our dealership portfolio, provides a resilient business model and strong profit margins.
Our omni-channel platform is designed to engage with customers where and when they want to interact and to increase our market share through digital innovation. We are focused on providing a high level of customer service and have designed our dealerships’ services to meet the increasingly sophisticated needs of customers throughout the vehicle ownership lifecycle. Our digital capabilities further enhance our physical dealership network and drive additional revenue. Our ability to provide a low friction experience across our omni-channel platform drives customer satisfaction and repeat business across our dealership portfolio.
In December 2020, we introduced Clicklane, the automotive retail industry’s first, end-to-end, 100% online vehicle retail tool. This differentiated platform offers our customers an easy, seamless and transparent approach to completing the purchase or sale of vehicles completely online inclusive of all documentation, loan origination and everything in between. We believe the Clicklane tool will further enhance our physical dealership network and creates a sustainable competitive advantage as the vehicle buying process evolves in a digital environment.
Larry H. Miller Acquisition
On September 28, 2021, Asbury Automotive Group, LLC (“Purchaser”), a Delaware limited liability company and a wholly-owned subsidiary of Asbury Automotive Group, Inc., a Delaware corporation (the “Company”), entered into (i) a Purchase Agreement (the “Equity Purchase Agreement”) with certain members of the Larry H. Miller Dealership family of entities; (ii) a Real Estate Purchase and Sale Agreement (the “Real Estate Purchase Agreement”) with Miller Family Real Estate, L.L.C. and (iii) a Purchase Agreement (the “TCA Purchase Agreement” and together with the Equity Purchase Agreement and the Real Estate Purchase Agreement, the “Transaction Agreements”) with certain equity owners of the TCA business (an F&I product provider) affiliated with the Larry H. Miller Dealership family of entities. Pursuant to the Transaction Agreements, Purchaser acquired the equity interests of, and the real property related to (collectively, the “Transactions”), the businesses of the Larry H. Miller ("LHM") Dealerships and TCA (collectively, the “Businesses”), each described in the Equity Purchase Agreement, the Real Estate Purchase Agreement and the TCA Purchase Agreement, for an aggregate purchase price of approximately $3.48 billion, comprising approximately $2.51 billion of goodwill and franchise rights intangible assets, $792.6 million of property and equipment, and $285.0 million in inventories less $105.6 million of liabilities assumed, net of other assets acquired.

On December 17, 2021, the Company completed the acquisition of the Businesses, thereby acquiring 54 new vehicle dealerships, seven used cars stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA Business for a total purchase price of $3.48 billion. The real property was acquired in escrow, to be released, together with the related portion of the purchase price, subject to the satisfaction of certain title related conditions. The purchase price was financed through a combination of cash, debt, including senior notes, real estate facilities, new and used vehicle floor plan facilities and the proceeds from the issuance of common stock.
As a result of the Transactions, the Company now operates in two reportable segments, namely the Dealerships and TCA segments.
In addition to the LHM Acquisition, during the year ended December 31, 2021, we acquired the assets of 11 franchises (10 dealership locations) in in the Denver, Colorado market and three franchises (one dealership location) in the Indianapolis, Indiana market for a combined purchase price of $485.7 million. We funded this acquisition with an aggregate of $455.1 million of cash and $9.6 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, this acquisition included purchase price holdbacks of $21.0 million for potential indemnity claims made by us with respect to the acquired franchises.
Asbury Automotive
The following charts present the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2021:

Our new vehicle franchise retail network within our Dealerships segment is made up of dealerships located in fifteen states operating primarily under 15 locally-branded dealership groups. The following chart provides a detailed breakdown of our states, brand names, and franchises as of December 31, 2021:

Dealership Group Brand Name	State	Franchise

Coggin Automotive Group	Florida	Acura, BMW, Buick, Chevrolet, Ford(a), GMC, Honda(d), Hyundai, Mercedes-Benz, Nissan(a), Toyota

Courtesy Autogroup	Florida	Chrysler, Dodge, Genesis, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Sprinter, Toyota

Crown Automotive Company	North Carolina	Acura, BMW, Chrysler, Dodge(a), Ford, Honda(a), Jeep, Nissan, Volvo
	South Carolina	Nissan
	Virginia	Acura, BMW(a), MINI

David McDavid Auto Group	Texas	Acura(a), Ford, Honda(a), Lincoln

Greenville Automotive Group	South Carolina	Jaguar, Land Rover, Porsche, Toyota, Volvo

Hare, Bill Estes & Kahlo Automotive Groups	Indiana	Buick, Chevrolet(b), Chrysler(a), Dodge(a), Ford, GMC, Honda, Isuzu, Jeep(a), Toyota

Larry H. Miller Dealerships	Arizona	Chrysler(b), Dodge(c), Fiat, Ford, Genesis, Hyundai, Jeep(b), Nissan, Toyota, Volkswagen(a)
	California	Toyota(a)
	Colorado	Chrysler(a), Dodge(b), Fiat, Ford, Jeep(a), Nissan(b), Toyota(b), Volkswagen
	Idaho	Chrysler, Dodge, Honda, Jeep, Subaru
	New Mexico	Chevrolet, Chrysler(a), Dodge, Genesis, Hyundai(a), Jeep(a), Toyota(a)
	Utah	Chevrolet(a), Chrysler(c), Dodge(c), Ford(b), Honda, Jeep(c), Lexus(a), Lincoln(a), Mercedes-Benz, Toyota, Sprinter
	Washington	Honda, Lexus, Toyota

Mike Shaw, Stevinson & Arapahoe Automotive Groups	Colorado	Subaru(a), Chevrolet, Chrysler, Dodge, Genesis, Hyundai(a), Jaguar, Jeep, Lexus(a), Porsche, Toyota(a)

Nalley Automotive Group	Georgia	Acura, Audi, Bentley, BMW, Chevrolet, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan, Toyota(b), Volkswagen

Park Place Automotive	Texas	Jaguar, Lexus(a), Land Rover, Mercedes-Benz(b), Porsche, Volvo, Sprinter(b)

Plaza Motor Company	Missouri	Audi, BMW, Infiniti, Jaguar, Land Rover, Lexus, Mercedes-Benz(a), Sprinter(a)
_____________________________
(a)This state has two of these franchises.
(b)This state has three of these franchises.
(c)This state has four of these franchises.
(d)This state has five of these franchises.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2021 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2021:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Lexus	10	12%
Mercedes-Benz	8	12
Acura	6	4
BMW	6	5
Genesis	4	*
Infiniti	4	1
Jaguar	4	*
Land Rover	3	2
Lincoln	3	1
Porsche	3	2
Volvo	3	2
Audi	2	2
Bentley	1	1
Total Luxury	57	44%
Import
Toyota	19	12%
Honda	15	15
Nissan	10	4
Hyundai	8	3
Sprinter	7	1
Volkswagen	4	1
Subaru	3	1
Fiat	2	*
Kia	2	2
MINI	1	*
Isuzu	1	*
Total Import	72	39%
Domestic
Dodge	19	4%
Chrysler	17	*
Jeep	17	2
Ford	10	6
Chevrolet	9	4
Buick	2	*
GMC	2	1
Total Domestic	76	17%
Total Franchises	205	100%
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2021.
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

Used Vehicle Sales
We sell used vehicles at all our franchised dealership locations, seven stand-alone used vehicle dealerships, one used vehicle wholesale business and one auto auction. Used vehicle sales include the sale of used vehicles to individual retail customers ("used retail") and the sale of used vehicles to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" collectively referred to as "used").
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
Parts and Service
We provide vehicle repair and maintenance services, sell replacement parts, and recondition used vehicles at all of our dealerships. In addition, we provide collision repair services at our 35 free-standing collision repair centers that we operate either on the premises of, or in close proximity to, our dealerships. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles, and the increasing number of vehicles on the road.
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
Finance and Insurance
We offer a wide variety of automotive F&I products to our customers. Through the addition of the TCA Business in December 2021, we offer extended vehicle service contracts, prepaid maintenance contracts, vehicle theft assistance contracts, key replacement contracts, guaranteed asset protection contracts, paintless dent repair contracts, appearance protection contracts, tire and wheel, DrivePur vehicle sanitation product, and lease wear and tear contracts. These F&I products are sold to our customers via our network of recently acquired LHM Dealerships.
In addition to the TCA F&I products, we also arrange third-party financing for the sale or lease of vehicles to our customers in exchange for compensation paid to us by the third-party financial institution. We do not directly finance our customers' vehicle purchases or leases, therefore our exposure to losses in connection with those third-party financing arrangements is limited generally to the compensation we receive. The compensation we receive is subject to chargeback, or repayment, to the third-party finance company if a customer defaults or prepays the retail installment contract typically during some limited time period at the beginning of the contract term. We have negotiated agreements with certain lenders pursuant to which we receive additional compensation upon reaching a certain volume of business.
We offer our customers a variety of vehicle protection products through independent third parties in connection with the purchase of vehicles . These products are underwritten and administered by these third parties. Under our arrangements with the providers of these products, we primarily sell the products on a straight commission basis. We are subject to chargebacks for service and other contracts as a result of early termination, default, or prepayment of the contract. In addition, we participate in future profits associated with the performance of the third-party held underlying portfolio for certain products pursuant to retrospective commission arrangements.

The following is a brief description of some of the vehicle protection products we offer to our customers, either through TCA or independent third parties:
•Extended service contracts – covers certain repair work after the expiration of the manufacturer warranty;
•GAP debt cancellation – covers the customer after a total loss for the difference between the value of the vehicle and the outstanding loan or lease obligation after insurance proceeds;
•Prepaid maintenance – covers certain routine maintenance work, such as oil changes, cleaning and adjusting of brakes, multi-point vehicle inspections, and tire rotations; and
•Road hazard protection - repairs or replaces tires damaged by road hazards, road surface conditions such as potholes, cracks and breaks, and debris on the road surface.
F&I Revenue in our Dealerships segment represents the commissions earned from both TCA and independent third parties related to a broad range of F&I products. This F&I Revenue is presented net of chargebacks. The commission fees, net of chargebacks received by our dealerships from TCA, are eliminated upon consolidation along with other inter-company transactions.
F&I Revenue in our TCA segment represents the premium revenue earned from customers related to F&I products in connection with the purchase of vehicles, primarily at LHM Business dealerships. In addition, F&I Revenue includes investment income and other gains and losses related to the performance of our investment portfolio. The commissions expense paid by TCA to our affiliated dealerships is presented in F&I Cost of Sales in our TCA segment and eliminated upon consolidation along with other inter-company transactions. In addition to the commissions paid to the dealerships, claims paid related to the contracts are recognized in F&I cost of sales as well. The premium revenue and cost of sales is recognized over the life of the F&I product contract.
Business Strategy
We seek to be the most guest-centric automotive retailer and to create long-term value for our stockholders by striving to drive operational excellence and deploy capital to its highest risk adjusted returns. To achieve these objectives, we employ the strategies described below.
Provide an exceptional customer experience in our stores.
We are guided by our mission and vision to be the most guest-centric automotive retailer in the industry and use that framework as our North Star. We have designed our dealerships’ services to meet the needs of an increasingly sophisticated and demanding automotive consumer. We endeavor to establish relationships that we believe will result in both repeat business and additional business through customer referrals. Furthermore, we provide our dealership managers with appropriate incentives to employ efficient selling approaches, engage in extensive follow-up to develop long-term relationships with customers, and extensively train our sales staff to meet customer needs.
Further develop digital and omni-channel capabilities and drive Clicklane penetration across our coast-to-coast footprint.
As part of our omni-channel strategy, we implemented Clicklane, the automotive retail industry’s first, end-to-end, 100% online vehicle retail tool, which offers our customers a convenient, seamless and transparent approach to purchase and sell vehicles completely online. Our Clicklane platform provides our customers with the ability to (i) select a new or used vehicle for lease or purchase, (ii) arrange for and obtain financing from a variety of lenders, (iii) obtain an offer on their trade-in vehicle, (iv) obtain an exact pay-off amount on any existing loan on a trade-in vehicle, (v) select and purchase F&I products designed for the customer’s vehicle and then (vi) complete the vehicle purchase and financing or lease by signing the transaction documents and scheduling in-store pickup or home delivery, with each step performed entirely online. We implemented Clicklane across all of our legacy stores by the end of the first quarter of 2021. The 2021 acquisitions further extend our footprint across seven western U.S. states including Arizona, California, Idaho, New Mexico, Colorado, Utah, and Washington. We intend to implement Clicklane across these new stores to further solidify the national reach of our Clicklane platform and drive additional revenue.
Although we developed our Clicklane platform together with a third-party vendor, certain technology elements of the platform were developed solely by us and are subject to trade secret protection. In addition, our other omni-channel tools offer our customers the ability to arrange vehicle service appointments, receive service updates, and pay for maintenance and repair services online. We continue to invest in and develop omni-channel initiatives designed to deliver an exceptional customer experience.

Grow F&I product penetration and expand the TCA Business’s service offerings across the full dealership portfolio.
We are positioned to leverage the acquisition of the LHM Dealership Business to improve profitability via the ownership of TCA, a highly-scalable provider of a full-suite of F&I products. TCA’s key offerings include vehicle service contracts, prepaid maintenance, protection plans, key and remote replacement, leased vehicle protection and tire and wheel protection. We aim to integrate TCA’s service offerings across our full dealership portfolio to increase our F&I product penetration and profitability.
Attract, retain and invest in top talent to drive growth and optimize operations.
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
Leverage scale and cost structure to improve operating efficiencies.
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
Deploy capital to highest returns and continue to invest in the business.
Our capital allocation decisions are made within the context of maintaining sufficient liquidity and a prudent capital structure. We target a 3.0x net leverage ratio, and our primary focus for capital allocation will be to decrease our debt levels; however, we believe our cash position and borrowing capacity, combined with our current and expected future cash generation capability, provides us with financial flexibility to, among other things, reinvest in our business, acquire dealerships and repurchase our stock, when prudent.
We continually evaluate our existing dealership network and seek to make strategic investments that will increase the capacity of our dealerships and improve the customer experience. In addition, we continue to execute on our strategy of selectively acquiring our leased properties where financing rates make it attractive to be an owner and provide us a further means to finance our business.
Evaluate opportunities to refine the dealership portfolio.
We continually evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location and, based on various financial and strategic rationales, may make decisions to dispose of dealerships to refine our dealership and real estate portfolio. We also evaluate dealership acquisition opportunities based on market position and geography, brand representation and availability, key personnel and other factors. Our approach to dispositions and acquisitions is highly disciplined with a focus on long-term strategic value to stockholders.
Execute our five-year strategic plan to target an increase in our annual revenue to $20 billion by 2025.
We continually evaluate additional opportunities to drive revenue growth while maintaining our disciplined approach to capital allocation. In December 2020, we announced our five-year strategic plan, targeting an increase in our revenue to $20 billion by 2025. We intend to execute on this strategic plan by focusing on a variety of growth efforts including, driving same-store revenue growth, acquiring additional revenue through strategic acquisitions and adding incremental revenue through our Clicklane platform. During 2021, we exceeded our five-year plan target for acquisitions with the purchase of $6.6 billion in acquired revenue and made significant progress on our same store and Clicklane targets and will provide an update to our five-year plan in 2022.
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
Notwithstanding the terms of any dealer agreement, the states in which we operate have automotive dealership franchise laws which provide that it is unlawful for a manufacturer to terminate or not renew a franchise unless "good cause" exists.
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
Some dealer agreements and framework agreements grant the manufacturer the right to terminate or not renew our dealer and framework agreements, or to compel us to divest our dealerships, for a number of reasons, including default under the agreement, any unapproved change of control (specific changes vary from manufacturer to manufacturer, but which include material changes in the composition of our Board of Directors during a specified time period, the acquisition of 5% or more of our voting stock by another vehicle manufacturer or distributor, the acquisition of 20% or more of our voting stock by third parties, and the acquisition of an ownership interest sufficient to direct or influence management and policies), or certain other unapproved events (including certain extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets). Triggers of the clauses are often based upon actions by our stockholders and are generally outside of our control. Some of our dealer agreements and framework agreements also give the manufacturer a right of first refusal if we propose to sell any dealership representing the manufacturer's brands to a third-party. These agreements may also attempt to limit the protections available under applicable state laws and require us to resolve disputes through binding arbitration. For additional information, please refer to the risk factor captioned "We are dependent upon our relationships with the manufacturers of vehicles that we sell and are subject to restrictions imposed by, and significant influence from, these vehicle manufacturers. Any of these restrictions or any changes or deterioration of these relationships could have a material adverse effect on our business, financial condition, results of operations, and cash flows."
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
Industry Regulations
The Federal Trade Commission has regulatory authority over automotive dealers and has implemented enforcement initiatives relating to the marketing practices of automotive dealers. Our operations are also subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards and other product standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies.
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
Human Capital
Mission and Vision
At Asbury, our North Star and our mission is to be the most guest-centric automotive retailer. Our success depends on our employees and their commitment to delivering a consistent and exceptional guest experience. Our employees work at locations in Colorado, Florida, Georgia, Indiana, Missouri, North Carolina, South Carolina, Texas, California, Arizona, New Mexico, Idaho, Utah, Washington and Virginia. We believe that our employees help to set us apart from our competitors, and, therefore, we understand they are our greatest asset. As a result, a critical part of our business strategy is investing in supporting and developing our employees so that they are trained and incentivized to provide best-in-class service to our guests.
As of December 31, 2021, we employed approximately 14,200 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
Diversity, Equity and Inclusion
We strive to recruit new employees based on their diversity of thought, background and experience as well as diversity of personal characteristics to best reflect our guests and communities we serve.
With the help and guidance of an outside consulting firm, we developed a diversity, equity and inclusion ("DE&I") initiative and launched a company-wide effort in November 2020 to identify our strengths and areas of opportunity related to our DE&I initiative. The goal of our DE&I initiative is to create more welcoming and inclusive workplaces throughout our dealerships and offices to enable us to attract, retain and develop the careers of diverse, highly-talented team members.
Since launching our DE&I Initiative, we have surveyed our employees about their dealership and support center cultures. Our general managers and site leaders have taken those survey findings and built action plans with their teams to enhance DE&I at their stores and across Asbury. With the themes from the surveys and action plans, our DE&I Collaborative teams provided recommendations to our executive team on programs and processes that Asbury can implement to improve DE&I at our company. One of these suggestions we will implement is the designation of a DE&I Officer who will be dedicated to the strategy and development of our programs. We will continue to learn and develop - working towards building a workplace where every Asbury team member feels included and welcomed.
Community Outreach
Through our Asbury Cares program, we support selected community partner organizations to focus on reducing social inequality. In 2021, to ensure widespread support for our outreach program, we awarded all of our employees with an additional 40 hours of paid time off per year that can only be used to volunteer with our local community partners.
A big portion of our Asbury Cares Community Initiative revolves around education and making sure that young people in underserved communities have access to a quality education. We formed a partnership with HBCU Change, an app-based organization that lets users round up their spending and donate to historical black colleges and universities ("HBCU"). We learned that many HBCUs historically lag in funding and resources compared to other public or private universities and many have closed their doors in recent years. Many of our Asbury team members are proud HBCU alumni and these institutions provide a unique community of support and understanding for not only African-American students, but students of all races and backgrounds.
In partnership with HBCU Change, we launched a campaign to help raise funds for HBCUs across the country and in the local communities where we operate. All the point-of-sale credit card machines in all our locations show a prompt asking our guests if they would like to round up their change or donate $1, $3, $5, or a custom amount to HBCUs in their communities. At the end of each quarter, the funds raised are donated to the HBCUs across the country.
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
Our goal is to promote employees from within to career growth opportunities whenever possible. We invest resources to train and develop our employees to reach their career goals. In 2021, a group of high performing store employees collaborated to build a training curriculum for all store positions to be launched in 2022. In addition, we offer our employees access to an online career path tool, which helps them plan their desired career path and see the required performance goals and milestones to be considered for a promotion. Our fixed operations organization encourages technicians to obtain and maintain certification status with our vehicle manufacturers, and in most cases, our dealership pays for the training. Our employees also attend vehicle manufacturer-sponsored and industry training events.
We pride ourselves on rewarding and developing talented and tenured employees.
Compensation and Benefits
We offer competitive compensation and benefits to attract and retain the best people, including the following benefits for our full-time employees:
Health, dental, and vision benefits
•Choice of multiple health, dental and vision plans;
•Discount for biometric screening and completion of health survey; and
•Employee assistance program.
Saving and retirement
•Holiday match; and
•401(k) match.
Paid time off
•Up to 4 weeks paid time off;
•Paid pregnancy leave; and
•Paid parental leave.
Disability and accident insurance
•Short term disability and long term disability insurance;
•Accident insurance, hospital indemnity, employee critical illness insurance;
•Employer paid life insurance; and
•Supplemental life insurance.
Scholarships for education
•Annual scholarship program.
Broad employee equity ownership
•We also lead the industry by offering equity awards to frontline employees because we want them to be owners of our Company and committed to our long-term success.

Health and Safety; Proactive Covid-19 Actions
The health and safety of our employees and guests is of the utmost importance. In 2020 and continuing into 2021, Asbury implemented the following actions:
•Mandatory mask-wearing for employees, guests and vendors in all locations;
•Personal protective equipment such as steering wheel covers and seat covers for guest cars in for service;
•Additional hand sanitizing stations at our dealerships and offices;
•Remote work arrangements offered where appropriate;

•Guaranteed pay to commissioned employees; and
•Free health benefits for furloughed employees.

Self-Insurance Programs
Due to the inherent risk in the automotive retail industry, our operations expose us to a variety of liabilities. These risks generally require significant levels of insurance covering liabilities such as claims from employees, customers, or other third parties, for personal injury and property-related losses occurring in the course of our operations. We may be subject to fines and civil and criminal penalties in connection with alleged violations of federal and state laws or regulatory environments. Further, the automobile retail industry is subject to substantial risk of real and personal property loss, due to the significant concentration of property values located at the various dealership locations.
Under our self-insurance programs, including property and casualty, workers’ compensation, and medical, the Company retains various levels of aggregate loss limits and per-claim deductibles. In addition, the Company maintains separate insurance policies to address potential cyber and directors and officers exposures. We are self-insured for certain employee medical claims and maintain stop-loss insurance for individual claims.
Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims. The insurance companies that underwrite our insurance require we secure certain of our obligations for deductible reimbursements with collateral. Our collateral requirements are set by the insurance companies and, to date, have been satisfied by posting surety bonds, letters of credit, and/or cash deposits. Our collateral requirements may change from time-to-time based on, among other things, our claims experience.

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
Risks Related to Our Business
Operating Risks
Disruptions in the production and delivery of new vehicles and parts from manufacturers due to the lack of availability of parts and key components from suppliers, such as semiconductor chips and other component parts and supplies, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Historically, we have generated a significant portion of our revenue through new vehicle sales, and new vehicle sales also tend to lead to sales of higher-margin products and services, such as F&I products and vehicle-related parts and service. In addition, new vehicle buyers often trade in an owned vehicle, or turn in a leased vehicle, to us at the time of purchase, and these traded vehicles have historically been an important source for our used vehicle inventory. We rely exclusively on the various vehicle manufacturers for our new vehicle inventory and maintenance and replacement parts inventory. As a result, our profitability is dependent to a great extent on various aspects of vehicle manufacturers’ operations and timely delivery of new vehicles and parts.
Certain vehicle manufacturers have suspended or slowed production of new vehicles, parts and other supplies due to significant shortages of semiconductors, parts and other key components. These production delays have negatively impacted our new vehicle and parts inventory levels, with parts shortages in turn adversely impacting our service and collision repair business. The shortage of new vehicle inventory has increased market demand for, and pricing of, used vehicles raising both revenue and gross profit per used vehicle retailed, but also has increased our costs of acquiring used vehicle inventory. Any prolonged severe shortages or unavailability of new vehicle inventory could have a material adverse effect on our business, results of operations, financial condition, and cash flows. In addition, the abatement of the global supply chain issues relating to semiconductor chips, parts and other key components may lead to an increase in the supply of new vehicles, which could have a material adverse effect on the levels of profitability on both new and used vehicles. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these shortages or when normalized production will resume at these manufacturers.
The novel coronavirus disease (COVID-19) global pandemic had, and may continue to have, a material impact on our business, financial condition and results of operations.
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
Any significant reduction in consumer visits to, or spending at, our dealerships caused by COVID-19, would result in a loss of sales and profits and other material adverse effects. Voluntary or mandatory self-quarantine or "shelter-in-place" measures may reduce customer visits to our dealerships. We also expect consumer fears about contracting the virus to continue, which may further reduce traffic to our dealerships. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 global pandemic. For example, the COVID-19 pandemic has at times resulted in employee furloughs and increased unemployment across the United States, thereby reducing consumer demand for our products and services, as well as the number of consumers who qualify for an extension of credit for a vehicle purchase or a lease, either on favorable terms or at all. All of these factors, if continuing, may negatively impact sales and profitability.
Our profitability is, to a great extent, dependent on various aspects of vehicle manufacturers' operations. As a result of significant shortages of semiconductors, parts and key components, certain vehicle manufacturers have ceased or slowed production of new vehicles. We cannot predict with any certainty how long these production slowdowns in the automotive retail industry will persist and when normalized production will resume at these manufacturers. This disruption in our supply network has negatively impacted, and will continue to impact, our ability to maintain a desirable mix of popular new vehicles and parts that consumers demand at the time and in the volumes desired, all of which would adversely impact our revenues. While the supply disruption has reduced our new vehicle inventory supply, it has positively impacted our gross profit per vehicle retailed. As new vehicle inventories return to historic levels we would expect our new vehicle gross profit to return to pre-COVID levels.
In addition, the impact of the COVID-19 global pandemic on macroeconomic conditions impacted and may further impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of an economic recession or depression that has occurred or may occur in the future. The continued disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
As information regarding the duration and severity of the COVID-19 global pandemic continues to evolve, the extent of its impact on our business is highly uncertain and difficult to predict. At this time, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or the overall impact it may have on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of increased unemployment and any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described below and could materially adversely affect our business, financial condition, results of operations and/or stock price.
For more information on the impact of the COVID-19 global pandemic on our business, financial condition and results of operations, see "Impact of COVID-19 on our Business" contained in this report.
Property loss or other uninsured liabilities could have a material adverse impact on our results of operations.
We are subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships, due to actual or threatened adverse weather conditions or natural disasters, such as hurricanes, earthquakes, tornadoes, floods, hail storms, fires or other extraordinary events. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors, and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits. While we maintain insurance to protect against a number of losses, this insurance coverage often contains significant deductibles. In addition, we "self-insure" a portion of our potential liabilities, meaning we do not carry insurance from a third-party for such liabilities, and are wholly responsible for any related losses including for certain potential liabilities that some states prohibit the maintenance of insurance to protect against. In certain instances, our insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost or availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase our self-insured risks. To the extent we incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which we are self-insured, our financial condition, results of operations and cash flows could be materially adversely impacted.
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
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2021, unexpected changes to our financial metrics or to the terms of our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
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
Consumers are increasingly shopping for new and used vehicles, automotive repair and maintenance service and other automotive products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete, that are designed to generate consumer sales that are sold to automotive dealers. We have invested and will continue to invest in our Clicklane platform and other online applications in furtherance of our strategic plan. We face increased competition for market share from other automotive retailers and other sales platforms that have also invested in digital channels. There can be no assurance that our initiatives and investments in digital channels will be successful or result in improved financial performance.
We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, data processing systems, and management structure. Furthermore, we may decide to alter or discontinue aspects of our strategic plan and may adopt alternative or additional strategies in response to business or competitive factors or other factors or events beyond our control. We cannot give assurance that we will be able to execute a substantial portion of our strategic plan which could have a material adverse effect on our financial condition, results of operations, and cash flows.
Goodwill and manufacturer franchise rights comprise a significant portion of our total assets. We must test our goodwill and manufacturer franchise rights for impairment at least annually, which could result in a material, non-cash write-down of goodwill or manufacturer franchise rights and could have a material adverse effect on our results of operations and stockholders’ equity.
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a subset of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment.
During the years ended December 31, 2020 and 2019, we recognized $23.0 million and $7.1 million, respectively, in pre-tax non-cash impairment charges associated with manufacturer franchise rights recorded at certain dealerships. We may be required to record additional impairment charges if the COVID-19 global pandemic continues. We cannot accurately predict the amount and timing of any additional impairment charge at this time; however, any such impairment charge could have an adverse effect on our results of operations and stockholders’ equity.
The loss of key personnel and limited management and personnel resources could adversely affect our business.
Our success depends, to a significant degree, upon the continued contributions of our management team, and service and sales personnel. In addition, manufacturer dealer or framework agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers or other management positions. The loss of the services of one or more of these key employees may materially impair the profitability of our operations, or may result in a violation of an applicable dealer or framework agreement. In addition, the market for qualified employees in the industry and in the states in which we operate, specifically for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of such employees or the inability to attract additional qualified employees may adversely affect the ability of our dealerships to conduct their operations in accordance with the standards set by us or the manufacturers. If we are unable to retain our key personnel, we may be unable to successfully execute our business plans, which may have a material adverse effect on our business.
LHM Acquisition Risks
The consummation of the LHM Acquisition creates numerous risks and uncertainties which could adversely affect our business and results of operations.
With the consummation of the LHM Acquisition, we have experienced significantly more sales, and have more assets and employees than we did prior to the transaction. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business with that of the LHM Dealerships and TCA. There is a significant degree of difficulty and management involvement inherent in that process.
These difficulties include:
• integrating the operations of the LHM Business while carrying on the ongoing operations of our business;
• managing a significantly larger company than before consummation of the LHM Acquisition;
• the possibility of faulty assumptions underlying our expectations regarding the integration process, including, among other things, unanticipated delays, costs or inefficiencies;
• the effects of unanticipated liabilities;
• operating a more diversified business;
• integrating two separate business cultures, which may prove to be incompatible;
• operating the TCA Business;
• attracting and retaining the necessary personnel associated with the LHM Business;
•implementing or improving controls, policies and information systems and related security measures in the LHM Business and legacy facilities; and
• operating in broader national footprint including states in which we may not have previously done business.
As private companies, the LHM Dealerships and TCA were not required to obtain audits of internal control over financial reporting or otherwise have such internal control assessed, except to the extent required in connection with audits pursuant to GAAP; however, the financial systems of the entities are being integrated into our financial systems and they are now subject to the internal control requirements of the Company.
If any of these factors limit our ability to integrate the LHM Business into our operations successfully or on a timely basis, the expectations of future results of operations, including certain run-rate synergies expected to result from the LHM Acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the LHM Acquisition, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.

We may be unable to realize the anticipated cost savings or operational improvements or may incur additional and/or unexpected costs in order to realize them.
There can be no assurance that we will be able to realize the anticipated cost savings or operational improvements from the LHM Acquisition in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. We anticipate $65 million of cost savings following the LHM Acquisition from reduced corporate costs due to the elimination of family management fees and reduced costs associated with certain information technology and advertising costs. We anticipate annualized run-rate operating synergies over the medium term following the consummation of the LHM Acquisition of approximately $75 million, inclusive of approximately $10.0 million of costs we expect to incur to realize such operating synergies. These operating synergies are expected to result primarily from the integration of the TCA Business' services across our dealership portfolio.
These operating synergies or any cost savings that we expect to realize, including reduced corporate costs due to the elimination of family management fees and certain vendor contracts, may differ materially from our estimates. We cannot provide assurances that these anticipated operating synergies or cost savings will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses.
The TCA Business is subject to a wide range of federal, state, and local laws and regulations, some of which we may not have previously been subject.
The TCA Business is, and will continue to be, subject to a wide range of federal, state, and local laws and regulations, some of which Asbury may not have been previously subject. Such laws and regulations include but are not limited to:
•state and local licensing requirements;
•federal and state laws regulating vehicle financial products; and
•federal and state consumer protection laws.
No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. For example, changes in the regulatory and supervisory environments could adversely affect the TCA Business in substantial and unpredictable ways. Further, the TCA Business’ noncompliance with applicable laws (whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise) could result in the suspension or revocation of licenses or registrations necessary to operation, or the initiation of enforcement actions or private litigation.
In addition, we are required to set aside an amount of restricted cash sufficient to satisfy potential claims associated with the TCA Business. While we are permitted to invest such cash in low-risk money market accounts and other investments, we cannot provide any assurance that a loss in such investments would not have a material adverse effect on our ability to honor customers’ claims, which could have a material adverse effect on our business.
Risks Related to Macroeconomic and Market Conditions
The automotive retail industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business, our ability to implement our strategy and our results of operations.
Our future performance will be impacted by general economic conditions including: changes in employment levels; consumer demand, preferences and confidence levels; the availability and cost of credit; fuel prices; levels of discretionary personal income; inflation; and interest rates. Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, fuel and other costs as well as by reducing demand for automobiles. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, may be sensitive to fuel prices. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. Inflation is also often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. Changes in interest rates can also significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. In an inflationary environment, depending on automotive industry and other economic conditions, we may be unable to raise prices to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.

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
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance that the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse, to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2021, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	24%
American Honda Motor Co., Inc. (Honda and Acura)	19%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	13%
Ford Motor Company (Ford and Lincoln)	7%
Nissan North America, Inc. (Nissan and Infiniti)	5%
BMW of North America, LLC (BMW and MINI)	5%
Similar to automotive retailers, vehicle manufacturers may be affected by the long-term U.S. and international economic climate. In addition, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell, many of which are outside of our control, including: (i) changes in their respective financial condition; (ii) changes in their respective marketing efforts; (iii) changes in their respective reputation; (iv) manufacturer and other product defects, including recalls; (v) changes in their respective management; (vi) disruptions in the production and delivery of vehicles and parts due to natural disasters or other reasons (for example, shortages in the supply of semiconductor chips may continue to adversely impact the number of vehicles which manufacturers are able to produce); and (vii) issues with respect to labor relations. Our business is highly dependent on consumer demand and brand preferences for our manufacturers’ products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope. Manufacturer recall campaigns could (i) adversely affect our new and used vehicle sales or customer residual trade-in valuations, (ii) cause us to temporarily remove vehicles from our inventory, (iii) force us to incur increased costs, and (iv) expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Vehicle manufacturers that produce vehicles outside of the U.S. are subject to additional risks including changes in quotas, tariffs or duties, fluctuations in foreign currency exchange rates, regulations governing imports and the costs related thereto, and foreign governmental regulations.
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
Furthermore, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of vehicle and parts inventories to us or our manufacturing partners. For example, in early 2020, the outbreak of a novel coronavirus in Wuhan, China led to quarantines of a significant number of cities across the United States and other countries and widespread disruptions to travel and economic activity. Until such time as the coronavirus is fully contained and the supply chain shortages of semiconductor chips, parts and other key components are addressed, we may continue to experience disruptions in the (i) supply of vehicle and parts inventories, (ii) ability and willingness of our customers to visit our stores to purchase products or service their vehicles and (iii) overall health of our labor force. At this time, it is unclear what effect, if any, the outbreak and resulting disruptions may continue to have on the automotive manufacturing vehicle and parts supply chain, the health of our labor force and the ability and willingness of our customers to visit our stores to purchase products or service their vehicles. Such disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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

Additionally, we rely on the protection of state franchise laws in the states in which we operate and if those laws are repealed or weakened, our framework, franchise and related agreements may become more susceptible to termination, nonrenewal or renegotiation. In recent years, certain states have permitted one or more companies, such as Tesla, to circumvent the state franchise laws of several states in the United States, thereby permitting them to sell their new electric vehicles directly to consumers without the requirements of establishing a dealer network. If the state franchise laws are repealed, weakened or amended to permit vehicle manufacturers to sell vehicles (whether electric or not) directly to consumers, they may be able to have a competitive advantage over the traditional dealers, which could have a material adverse effect on our sales in those states, which in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Technological advances, including electrification of vehicles and adoption of autonomous vehicles in the long-term, could have a material adverse effect on our business.
The automotive industry is predicted to experience change over the long-term. Technological advances are facilitating the development of electric, battery powered and hybrid gas/electric vehicles and autonomous vehicles. While most major vehicle manufacturers have announced plans to electrify some or all of their new vehicle offerings, the eventual timing of widespread availability of electric, battery powered and hybrid gas/electric vehicles and driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. We expect to continue to sell electric, battery powered and hybrid gas/electric vehicles through our dealerships, however, the effect of these vehicles on the automotive retail business is uncertain and could include changes in the level of the new and used vehicle sales, the price of new and used vehicles and the levels of service required for such vehicles and the profitability of our parts and service business and the role of franchised dealers, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness and Financial Matters
Our outstanding indebtedness, ability to incur additional debt and the provisions in the agreements governing our debt, and certain other agreements, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
As of December 31, 2021, we had total debt of $3.61 billion and total floor plan notes payable of $564.5 million. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred. We will continue to have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
Our debt service obligations could have important consequences to us for the foreseeable future, including the following: (i) our ability to obtain additional financing, or to obtain such financing on attractive terms, for acquisitions, capital expenditures, working capital or other general corporate purposes may be impaired; (ii) a substantial portion of our cash flow from operating activities must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for our operations and other corporate purposes; (iii) some of our borrowings are and will continue to be at variable rates of interest, which exposes us to certain risks of interest rate increases; and (iv) we may be or become substantially more leveraged than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changes in market conditions and governmental regulations.

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
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2021, each one percent increase in market interest rates would increase our total annual interest expense by approximately $14.0 million. When considered in connection with reduced expected sales, if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
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

Many of our loans and obligations for borrowed money are priced on variable interest rates tied to the London Interbank Offering Rate, or LIBOR. We are subject to risks that LIBOR may no longer be available as a result of the United Kingdom’s Financial Conduct Authority ceasing to require the submission of LIBOR quotes on June 30, 2023.
The potential cessation of LIBOR quotes on June 30, 2023 creates substantial risks to the banking industry, including us. Unless alternative rates can be negotiated, our floating rate loans, funding and derivative obligations that specify the use of a LIBOR index, will no longer adjust and may become fixed rate instruments at the time LIBOR ceases to exist. This would adversely affect our asset/liability management and could lead to more asset and liability mismatches and interest rate risk unless appropriate LIBOR alternatives are developed. It could also cause confusion that could disrupt the capital and credit markets as a result of confusion or uncertainty.
The Federal Reserve has sponsored the Alternative Reference Rates Committee, or ARRC, which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might stop. On April 3, 2018, the Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate, or SOFR. ARRC has recommended SOFR as the alternative to LIBOR, and published fallback interest rate consultations for public comment and a Paced TransTransition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organisation of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swap Dealers Association has published guidance on interest rate bench marks and alternatives in July and August 2018. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our customers, or our future results of operations or financial condition.
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
Applicable state laws generally provide that an automobile manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth "good cause" and stating the grounds for termination or non-renewal. Many states also limit the circumstances in which an automobile manufacturer may sell vehicles directly to consumers. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer’s criteria within a notice period to avoid the termination or non-renewal. Our framework agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws, and, though unsuccessful to date, manufacturers’ ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew our dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, results of operations, financial condition and cash flows. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede the state laws that protect automotive retailers resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, result of operations, financial condition and cash flows. Market disruptors continue to push for legislation permitting direct-to-consumer sales models; if those lobbying efforts are successful, automotive manufacturers could bypass the traditional franchised dealer network, which in turn could materially adversely affect our business, results of operations, financial condition and cash flows.
New laws, regulations, or governmental policies in response to climate change, including fuel economy and greenhouse gas emission standards, or changes to existing standards, could adversely impact our business, results of operations, financial condition, cash flow, and prospects.
New laws and regulations designed to address climate change concerns could affect vehicle manufacturers’ ability to produce cost effective vehicles. For example, laws and regulations enacted that directly or indirectly affect vehicle manufacturers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could materially adversely impact our business, results of operations, financial condition, cash flow, and prospects. In addition, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas, or GHG, emission standards, which continue to change and become more stringent over time. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology.
A failure of any of our information systems or those of our third-party service providers, or a data security breach with regard to personally identifiable information ("PII") about our customers or employees, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We depend on the efficient operation of our information systems and those of our third-party service providers. We rely on information systems at our dealerships in all aspects of our sales and service efforts, as well in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on a common dealer management system ("DMS"). Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent that any of these systems become unavailable to us or fail to perform as designed for an extended period of time or (ii) our relationship with our DMS provider or any other third-party provider deteriorates. Additionally, any disruption to access and connectivity of our information systems due to natural disasters, power loss or other reasons could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.
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
The Consumer Financial Protection Bureau ("CFPB") does not have direct regulatory authority over automotive dealers but could implement additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB possesses supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The Federal Trade Commission ("FTC") may exercise its additional rule-making authority to expand consumer protection regulations relating to the sale, financing and leasing of motor vehicles. In May 2016, we signed a consent order with the FTC to settle allegations that in certain instances our advertisements did not adequately disclose information about used vehicles with open safety recalls. Under the consent order, we did not agree to make any payments or admit wrong-doing, but we did agree to make certain disclosures in marketing materials and at the point of sale and comply with certain record-keeping obligations.
Continued pressure from the CFPB, FTC, and other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing and vehicle protection products, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations. Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business.
Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of solid and hazardous wastes, investigation and remediation of contamination. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs to comply with such federal and state statutes. In addition, we may become subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault. For such potential liabilities, we believe we are entitled to indemnification from other entities. However, we cannot provide assurance that such entities will view their obligations as we do or will be able or willing to satisfy them. We may have indemnity obligations for liabilities relating to contamination at our currently or formerly owned and/or operated facilities as part of the acquisition or divestiture of certain properties in the ordinary course of business. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, could have a material adverse effect on our business, results of operations, financial condition or cash flows.
A significant judgment against us or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. We further expect that, from time to time, new laws and regulations, particularly in the environmental area, will be enacted, and compliance with such laws, or penalties for failure to comply, could significantly increase our costs. For example, vehicle manufacturers are subject to government-mandated fuel economy and greenhouse gas emission standards, which continue to change and become more stringent over time. Failure of a manufacturer to develop passenger vehicles and light trucks that meet these and other government standards could subject the manufacturer to substantial penalties, increase the cost of vehicles sold to us, and adversely affect our ability to market and sell vehicles to meet consumer needs and desires, which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
We are subject to risks related to the provision of employee health care benefits, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We use a combination of insurance and self-insurance for health care plans. We record expenses under those plans based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums, and expected health care trends. Actual costs under these plans are subject to variability that is dependent upon participant enrollment, demographics and the actual costs of claims made. Negative trends in any of these areas, including negative trends arising as a result of the COVID-19 pandemic, could cause us to incur additional unplanned health care costs, which could adversely impact our business, financial condition, results of operations and cash flows. In addition, if enrollment in our health care plans increases significantly, the additional costs that we will incur may be significant enough to materially affect our business, financial condition, results of operations and cash flows.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. As of December 31, 2021, our operations encompassed 155 franchised dealership locations, seven used car centers, 35 collision repair centers, one used vehicle wholesale business and one auto auction throughout 15 states as follows:

	Dealerships			Collision Repair Centers
Dealership Group Brand Name:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	6	2		2	—
Crown Automotive Company	10	4	(c)	2	—
David McDavid Auto Group	6	—		2	1
Greenville Automotive Group	4	—		1	—
Hare, Bill Estes & Kahlo Automotive Groups	9	—		1	—
Larry H. Miller Dealerships	53	8		8	3
Mike Shaw, Stevinson & Arapahoe Automotive Groups	7	5		—	—
Nalley Automotive Group	16	1		4	1
Park Place Automotive	5	3	(b)	2	—
Plaza Motor Company	6	1	(b)	—	1
Total	134	28		27	8
______________________________________
(a)Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.
(b)Includes one dealership location where we lease the underlying land but own the building facilities on that land.
(c)Includes two dealership location where we lease the underlying land but own the building facilities on that land.

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
We have not paid any dividends since 2008. On February 28, 2022, the last reported sale price of our common stock on the NYSE was $194.11 per share, and there were approximately 503 record holders of our common stock.
Our credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other agents and lenders party thereto (the "2019 Senior Credit Facility") and the Indentures governing the Senior Notes (as defined below) (collectively, the "Indentures") currently allow for us to make certain restricted payments, including payments to repurchase shares of our common stock, among other things, subject to our continued compliance with certain covenants. For additional information, see the "Covenants and Defaults" section within "Liquidity and Capital Resources."
Issuer Purchases of Equity Securities
On January 30, 2014, our Board of Directors authorized our current share repurchase program (the "Repurchase Program"). On February 14, 2022, our Board of Directors increased the Company's common stock share repurchase authorization by $100.0 million, to $200.0 million for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal security laws and other legal and contractual requirements.
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
During the year ended December 31, 2021, we did not repurchase any shares of our common stock under the Repurchase Program. We did repurchase 65,937 shares of our common stock for $10.4 million from employees in connection with a net share settlement feature of employee equity-based awards. As of December 31, 2021, we had remaining authorization to repurchase up to an additional $100.0 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2021, of a $100 investment in our common stock made on December 31, 2016, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements"] and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties. The discussion of our financial condition and results of operations for the year ended December 31, 2019 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2021, through our Dealerships segment, we owned and operated 205 new vehicle franchises (155 dealership locations), representing 31 brands of automobiles, 35 collision centers, seven stand-alone used vehicle dealerships, one used vehicle wholesale business and one auto auction, within 15 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. The finance and insurance products are provided by independent third parties and our recently acquired F&I product provider, TCA. The F&I products offered by TCA are primarily sold through LHM Dealerships. For the year ended December 31, 2021, our new vehicle revenue brand mix consisted of 39% imports, 44% luxury, and 17% domestic brands. As a result of the LHM Acquisition on December 17, 2021, as outlined below, the Company now reflects its operations in two reportable segments: Dealerships and TCA.
Our Dealerships segment revenues are derived primarily from: (i) the sale of new vehicles; (ii) the sale of used vehicles to individual retail customers ("used retail") and to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" collectively referred to as "used"); (iii) repair and maintenance services, including collision repair, the sale of automotive replacement parts, and the reconditioning of used vehicles (collectively referred to as "parts and service"); and (iv) the arrangement of third-party vehicle financing and the sale of a number of vehicle protection products. F&I products are offered by dealerships to customers in connection with the purchase of vehicles through either TCA or independent third parties. F&I revenue recorded by the Dealerships segment related to TCA products is eliminated upon consolidation. We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and our F&I business based on F&I gross profit per vehicle sold.
Our dealerships gross profit margin varies with our revenue mix. Historically, the sales of new vehicles generally results in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
Our TCA segment revenues, reflected in F&I Revenues, are derived from the sale of various vehicle protection products including vehicle service contracts, guaranteed asset protection insurance, prepaid maintenance contracts, vehicle theft assistance contracts and appearance protection contracts. These products are sold primarily through LHM Dealerships. TCA's F&I Revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio.
Our TCA segment gross profit margin can vary due to incurred claims expense and the amortization of deferred acquisition costs expensed over the life of a customer contract. Certain F&I products may result in higher TCA gross profit margins. Therefore, the product mix of F&I products sold by TCA can affect the gross profits earned. In addition, interest rate volatility based on economic and market conditions outside the control of the Company, may increase or reduce TCA segment gross profit margins as well as the fair market values of certain securities within our investment portfolio. Fair market values typically fluctuate inversely to the fluctuations in interest rates.
Selling, general, and administrative ("SG&A") expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions) or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a per vehicle retailed ("PVR") basis, and all other SG&A expenses in the aggregate as a percentage of total gross profit. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I Revenue in our Dealerships segment is eliminated upon consolidation.

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
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. Manufacturers continue to be hampered by the lack of availability of parts and key components from suppliers such as semi-conductor chips, which has disrupted production and impacted new vehicle inventory levels. In addition, as a result of the COVID-19 global pandemic, certain vehicle manufacturers have needed to slow or temporarily halt assembly lines for the safety of their workers. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these production slowdowns or when normalized production will resume at these manufacturers. We continue to monitor and respond as necessary to the Company’s operational needs during the ongoing outbreak of the COVID-19 global pandemic and the resulting economic uncertainty.
Larry H. Miller Acquisition
On September 28, 2021, Asbury Automotive Group, LLC (“Purchaser”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into (i) a Purchase Agreement (the “Equity Purchase Agreement”) with certain members of the Larry H. Miller Dealership family of entities; (ii) a Real Estate Purchase and Sale Agreement (the “Real Estate Purchase Agreement”) with Miller Family Real Estate, L.L.C. and (iii) a Purchase Agreement (the “TCA Purchase Agreement” and together with the Equity Purchase Agreement and the Real Estate Purchase Agreement, the “Transaction Agreements”) with certain equity owners of the Total Care Auto, Powered by Landcar (“TCA”) business affiliated with the Larry H. Miller Dealership family of entities. Pursuant to the Transaction Agreements, we agreed to acquire the equity interests of, and the real property related to (collectively, the “Transactions”), the businesses of the Larry H. Miller Dealerships ("LHM") and TCA (collectively, the “Businesses”), each described in the Equity Purchase Agreement, the Real Estate Purchase Agreement and the TCA Purchase Agreement, for an aggregate purchase price of approximately $3.48 billion, comprising approximately $2.51 billion of goodwill and franchise rights intangible assets, $792.6 million of property and equipment, and $285.0 million in inventories less $105.6 million of liabilities assumed, net of other assets acquired.
On December 17, 2021, the Company completed the acquisition of the Businesses, thereby acquiring 54 new vehicle dealerships, seven used cars dealerships, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA business for a total purchase price of $3.48 billion. The real property was acquired in escrow, to be released, together with the related portion of the purchase price, subject to the satisfaction of certain title related conditions. The purchase price was financed through a combination of cash, proceeds from the issuance of common stock and borrowings including the issuance of the 2029 Senior Notes and 2032 Senior Notes, the drawdown on the 2021 Real Estate Facility and the 2019 Senior Credit Facility and other floor plan borrowings.
Park Place Acquisition
On December 11, 2019, the Company entered into (1) an Asset Purchase Agreement (the "2019 Asset Purchase Agreement") with certain members of the Park Place Dealership family of entities, Park Place Mid-Cities, Ltd., a Texas limited partnership, and the identified principal (collectively, "Park Place") and (2) a Real Estate Purchase Agreement (the "Real Estate Purchase Agreement" and, together with the 2019 Asset Purchase Agreement, the "2019 Park Place Agreements") with certain members of the Park Place Dealership family of entities to acquire substantially all of the assets of, and certain real property related to, the Park Place business. The 2019 Asset Purchase Agreement included the purchase of 19 franchises (3 Mercedes-Benz, 3 Sprinter, 2 Lexus, 2 Jaguar, 2 Land Rover, 1 Porsche, and 1 Volvo and 5 ultra luxury brands including 1 Bentley, 1 Rolls Royce, 1 McLaren, 1 Maserati and 1 Karma), two collision centers and an auto auction. On March 24, 2020, Asbury delivered notice to the sellers terminating the 2019 Park Place Agreements pursuant to the terms thereof in exchange for the payment of $10.0 million of liquidated damages. Please refer to Liquidity and Capital Resources for additional details regarding the impact on financing transactions.
As a result of the Company's efforts to mitigate the financial impact of the COVID-19 global pandemic, along with a strong May and June 2020 performance, the Company reengaged on the Park Place Dealership group acquisition under more favorable pricing and more flexible financing terms, including limiting the purchase of luxury dealership franchises to those most aligned with the Company's core strategic business. On July 6, 2020, the Company entered into an Asset Purchase Agreement (the "Revised Asset Purchase Agreement") with Park Place to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (3 Mercedes-Benz, 3 Sprinter, 2 Lexus, 1 Jaguar, 1 Land Rover, 1 Porsche, and 1 Volvo), two collision centers and an auto auction comprising the Park Place Dealership group (collectively, the "Park Place acquisition") for a purchase price of $889.9 million. The Park Place acquisition was completed on August 24, 2020. The purchase price was financed through a combination of cash, floor plan facilities and seller financing. In September 2020, the

Company redeemed the amounts outstanding related to the seller financing. Certain of the leased real property was subsequently acquired in May 2021 for $217.1 million.
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
Our only other significant identifiable intangible assets are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level. The fair value of our manufacturer franchise rights are determined at the acquisition date, by discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic, contractual or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business. As a result of the COVID-19 pandemic, we performed quantitative impairment tests as of March 31, 2020, and identified eleven dealerships with franchise rights carrying values that exceeded their fair values, and as a result, recorded non-cash impairment charges of $23.0 million. No franchise right impairments were identified in 2021.
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
F&I Chargeback Reserves—
We receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, GAP insurance, and other vehicle protection products. F&I commissions are recorded at the time the associated vehicle is sold.
We may be charged back for F&I commissions in the event a contract is prepaid, defaulted upon, or terminated ("chargebacks"). F&I commissions, net of estimated future chargebacks, are included in Revenues - Finance and Insurance, net in the accompanying Consolidated Statements of Income. We reserve for chargebacks on finance and vehicle service and other protection product contract commissions received. The reserve is established based on historical operating results and the termination provisions of the applicable contracts and is evaluated on a product-by-product basis.
Our F&I cash chargebacks for the years ended December 31, 2021, 2020, and 2019 were $45.5 million, $38.0 million, and $40.6 million, respectively. Our chargeback reserves were $50.4 million and $47.3 million as of December 31, 2021 and 2020, respectively. Total chargebacks as a percentage of F&I commissions for the years ended December 31, 2021, 2020, and 2019, were 11%, 12%, and 13%, respectively. A 100 basis point change in our estimated reserve rate for future chargebacks, would change our finance and insurance chargeback reserve by approximately $4.2 million as of December 31, 2021. Chargeback reserves estimated for products underwritten by TCA are eliminated in consolidation.

CONSOLIDATED RESULTS OF OPERATIONS
The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$4,934.1	$3,767.4	$1,166.7	31%
Used vehicle	3,315.6	2,169.5	1,146.1	53%
Parts and service	1,182.9	889.8	293.1	33%
Finance and insurance, net	405.1	305.1	100.0	33%
TOTAL REVENUE	9,837.7	7,131.8	2,705.9	38%
GROSS PROFIT:
New vehicle	490.5	218.5	272.0	124%
Used vehicle	288.3	156.6	131.7	84%
Parts and service	721.9	543.2	178.7	33%
Finance and insurance, net	401.5	305.1	96.4	32%
TOTAL GROSS PROFIT	1,902.2	1,223.4	678.8	55%
OPERATING EXPENSES:
Selling, general, and administrative	1,073.9	781.9	292.0	37%
Depreciation and amortization	41.9	38.5	3.4	9%
Franchise rights impairment	—	23.0	(23.0)	(100)%
Other operating (income) expense, net	(5.4)	9.2	(14.6)	(159)%
INCOME FROM OPERATIONS	791.8	370.8	421.0	114%
OTHER EXPENSES (INCOME):
Floor plan interest expense	8.2	17.7	(9.5)	(54)%
Other interest expense, net	93.9	56.7	37.2	66%
Loss on extinguishment of long-term debt, net	—	20.6	(20.6)	(100)%
Gain on dealership divestitures, net	(8.0)	(62.3)	54.3	87%
Total other expenses, net	94.1	32.7	61.4	188%
INCOME BEFORE INCOME TAXES	697.7	338.1	359.6	106%
Income tax expense	165.3	83.7	81.6	97%
NET INCOME	$532.4	$254.4	$278.0	109%
Net income per common share—Diluted	$26.49	$13.18	$13.31	101%

	For the Year Ended December 31,
	2021	2020
REVENUE MIX PERCENTAGES:
New vehicles	50.2%	52.8%
Used retail vehicles	31.1%	27.0%
Used vehicle wholesale	2.6%	3.4%
Parts and service	12.0%	12.5%
Finance and insurance, net	4.1%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	25.8%	17.9%
Used retail vehicles	13.7%	11.9%
Used vehicle wholesale	1.4%	0.9%
Parts and service	38.0%	44.4%
Finance and insurance, net	21.1%	24.9%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	19.3%	17.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	56.5%	63.9%
Total revenue during 2021 increased by $2.71 billion (38%) compared to 2020, due to a $1.17 billion (31%) increase in new vehicle revenue, a $1.15 billion (53%) increase in used vehicle revenue, a $293.1 million (33%) increase in parts and service revenue and a $100.0 million (33%) increase in F&I revenue. The $678.8 million (55%) increase in gross profit during 2021 was the result of a $272.0 million (124%) increase in new vehicle gross profit, a $131.7 million (84%) increase in used vehicle gross profit, a $178.7 million (33%) increase in parts and service gross profit and a $96.4 million (32%) increase in F&I gross profit. Our total gross profit margin increased 210 basis points from 17.2% in 2020 to 19.3% in 2021.
Income from operations during 2021 increased by $421.0 million (114%) compared to 2020, primarily due to a $678.8 million (55%) increase in gross profit, a $23.0 million decrease in franchise rights impairment, a $14.6 million decrease in other operating expenses, net, partially offset by a $292.0 million (37%) increase in selling, general, and administrative expenses and a $3.4 million (9%) increase in depreciation and amortization expenses.
Total other expenses, net increased by $61.4 million (188%) in 2021, primarily due to a $54.3 million decrease in gain on dealership divestitures, a $37.2 million increase in other interest expense, net, partially offset by a $9.5 million decrease in floor plan interest expense and a $20.6 million decrease in loss on extinguishment of debt. As a result, income before income taxes increased by $359.6 million (106%) to $697.7 million in 2021. The $81.6 million (97%) increase in income tax expense was primarily attributable to the 106% increase in income before taxes, partially offset by a 110 basis point decrease in the 2021 effective tax rate. Overall, net income increased by $278.0 million (109%) from $254.4 million in 2020 to $532.4 million in 2021.
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

DEALERSHIP SEGMENT
New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$2,183.0	$1,450.1	$732.9	51%
Import	1,935.8	1,550.6	385.2	25%
Domestic	815.3	766.7	48.6	6%
Total new vehicle revenue	$4,934.1	$3,767.4	$1,166.7	31%
Gross profit:
Luxury	$241.1	$113.7	$127.4	112%
Import	175.3	59.7	115.6	194%
Domestic	74.1	45.1	29.0	64%
Total new vehicle gross profit	$490.5	$218.5	$272.0	124%
New vehicle units:
Luxury	34,648	25,259	9,389	37%
Import	58,413	52,201	6,212	12%
Domestic	16,849	17,705	(856)	(5)%
Total new vehicle units	109,910	95,165	14,745	15%

Same Store:
Revenue:
Luxury	$1,597.4	$1,409.3	$188.1	13%
Import	1,847.6	1,534.8	312.8	20%
Domestic	730.2	734.8	(4.6)	(1)%
Total new vehicle revenue	$4,175.2	$3,678.9	$496.3	13%
Gross profit:
Luxury	$175.2	$110.6	$64.6	58%
Import	163.8	59.4	104.4	176%
Domestic	64.8	43.2	21.6	50%
Total new vehicle gross profit	$403.8	$213.2	$190.6	89%
New vehicle units:
Luxury	25,647	24,526	1,121	5%
Import	56,227	51,698	4,529	9%
Domestic	15,316	17,009	(1,693)	(10)%
Total new vehicle units	97,190	93,233	3,957	4%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per new vehicle sold	$44,892	$39,588	$5,304	13%
Gross profit per new vehicle sold	$4,463	$2,296	$2,167	94%
New vehicle gross margin	9.9%	5.8%	4.1%

Luxury:
Gross profit per new vehicle sold	$6,959	$4,501	$2,458	55%
New vehicle gross margin	11.0%	7.8%	3.2%
Import:
Gross profit per new vehicle sold	$3,001	$1,144	$1,857	162%
New vehicle gross margin	9.1%	3.9%	5.2%
Domestic:
Gross profit per new vehicle sold	$4,398	$2,547	$1,851	73%
New vehicle gross margin	9.1%	5.9%	3.2%

Same Store:
Revenue per new vehicle sold	$42,959	$39,459	$3,500	9%
Gross profit per new vehicle sold	$4,155	$2,287	$1,868	82%
New vehicle gross margin	9.7%	5.8%	3.9%

Luxury:
Gross profit per new vehicle sold	$6,831	$4,510	$2,321	51%
New vehicle gross margin	11.0%	7.8%	3.2%
Import:
Gross profit per new vehicle sold	$2,913	$1,149	$1,764	154%
New vehicle gross margin	8.9%	3.9%	5.0%
Domestic:
Gross profit per new vehicle sold	$4,231	$2,540	$1,691	67%
New vehicle gross margin	8.9%	5.9%	3.0%
New vehicle revenue increased by $1.17 billion (31%), as a result of a 15% increase in new vehicle unit sales and a 13% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $496.3 million (13%) as a result of a 4% increase in new vehicle units sold and a 9% increase in revenue per new vehicle sold.
Same store new vehicle gross profit in 2021 increased by $190.6 million (89%), as a result of a 82% increase in gross profit per new vehicle sold and a 4% increase in unit volumes. Same store new vehicle gross margin increased 390 basis points to 9.7% in 2021, primarily as a result of a supply shortage for much of 2021 caused by manufacturer production challenges caused by the semi-conductor shortage and the COVID-19 pandemic. We finished 2021 with a eight day supply of new vehicle inventory which is below our targeted days supply primarily as a result of these manufacturer production challenges.

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenues	$3,055.9	$1,930.0	$1,125.9	58%
Used vehicle wholesale revenues	259.7	239.5	20.2	8%
Used vehicle revenue	$3,315.6	$2,169.5	$1,146.1	53%
Gross profit:
Used vehicle retail gross profit	$262.0	$145.3	$116.7	80%
Used vehicle wholesale gross profit	26.3	11.3	15.0	133%
Used vehicle gross profit	$288.3	$156.6	$131.7	84%
Used vehicle retail units:
Used vehicle retail units	105,206	80,537	24,669	31%

Same Store:
Revenue:
Used vehicle retail revenues	$2,621.9	$1,872.1	$749.8	40%
Used vehicle wholesale revenues	175.1	235.2	(60.1)	(26)%
Used vehicle revenue	$2,797.0	$2,107.3	$689.7	33%
Gross profit:
Used vehicle retail gross profit	$226.5	$141.9	$84.6	60%
Used vehicle wholesale gross profit	18.9	11.4	7.5	66%
Used vehicle gross profit	$245.4	$153.3	$92.1	60%
Used vehicle retail units:
Used vehicle retail units	93,803	78,144	15,659	20%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per used vehicle retailed	$29,047	$23,964	$5,083	21%
Gross profit per used vehicle retailed	$2,490	$1,804	$686	38%
Used vehicle retail gross margin	8.6%	7.5%	1.1%

Same Store:
Revenue per used vehicle retailed	$27,951	$23,957	$3,994	17%
Gross profit per used vehicle retailed	$2,415	$1,816	$599	33%
Used vehicle retail gross margin	8.6%	7.6%	1.0%
Used vehicle revenue increased by $1.15 billion (53%), due to a $1.13 billion (58%) increase in used retail revenue and a $20.2 million (8%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $689.7 million (33%) due to an $749.8 million (40%) increase in used vehicle retail revenue, partially offset by a $60.1 million (26%) decrease in used vehicle wholesale revenues.
In 2021, total Company and same store used vehicle retail gross profit margins both increased 110 and 100 basis points, respectively, to 8.6%. We primarily attribute the increases in used vehicle retail gross profit margin to increased demand for used vehicles as a result of new vehicle inventory shortages caused by semiconductor supply chain and COVID-19 disruptions.

We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 34 days of supply as of December 31, 2021.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,184.3	$889.8	$294.5	33%
Parts and service gross profit:
Customer pay	$434.3	$310.6	$123.7	40%
Warranty	98.0	92.8	5.2	6%
Wholesale parts	34.3	22.1	12.2	55%
Parts and service gross profit, excluding reconditioning and preparation	$566.6	$425.5	$141.1	33%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.8%	—%
Reconditioning and preparation *	153.6	117.7	35.9	31%
Total parts and service gross profit	$720.2	$543.2	$177.0	33%

Same Store:
Parts and service revenue	$994.5	$867.8	$126.7	15%
Parts and service gross profit:
Customer pay	$363.0	$303.2	$59.8	20%
Warranty	78.4	90.2	(11.8)	(13)%
Wholesale parts	28.7	21.6	7.1	33%
Parts and service gross profit, excluding reconditioning and preparation	$470.1	$415.0	$55.1	13%
Parts and service gross margin, excluding reconditioning and preparation	47.3%	47.8%	(0.5)%
Reconditioning and preparation *	135.8	114.7	21.1	18%
Total parts and service gross profit	$605.9	$529.7	$76.2	14%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying Consolidated Statements of Income upon the sale of the vehicle.
The $294.5 million (33%) increase in parts and service revenue was due to a $218.7 million (37%) increase in customer pay revenue, a $65.8 million (54%) increase in wholesale parts revenue, and a $10.0 million (6%) increase in warranty revenue. Same store parts and service revenue increased $126.7 million (15%) from $867.8 million in 2020 to $994.5 million in 2021. The increase in same store parts and service revenue was due to a $103.7 million (18%) increase in customer pay revenue and a $41.7 million (35%) increase in wholesale parts revenue, partially offset by a $18.7 million (11%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $141.1 million (33%) to $566.6 million and same store gross profit, excluding reconditioning and preparation, increased by $55.1 million (13%) to $470.1 million. The $55.1 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $59.8 million (20%) increase in customer pay gross profit, and a $7.1 million (33%) increase in wholesale parts gross profit, partially offset by an $11.8 million (13%) decrease in warranty gross profit. The parts and service business was negatively impacted by the COVID-19 pandemic in 2020 but has since recovered to pre-pandemic levels. In addition, the shortage of new vehicle inventory has increased demand for used vehicles which in turn has generated addition reconditioning and preparation gross profit for the parts and service departments.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$402.7	$305.1	$97.6	32%
Finance and insurance, net per vehicle sold	$1,872	$1,736	$136	8%

Same Store:
Finance and insurance, net	$364.0	$299.1	$64.9	22%
Finance and insurance, net per vehicle sold	$1,906	$1,745	$161	9%
F&I revenue, net increased by $97.6 million (32%) in 2021 when compared to 2020 primarily as a result of a 22% increase in new and used retail unit sales and an 8% increase in F&I per vehicle retailed.
On a same store basis F&I revenue, net increased by $64.9 million (22%) in 2021 when compared to 2020 primarily as a result of an 11% increase in new and used retail unit sales and a 9% increase in F&I per vehicle retailed.
During 2021 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
TCA SEGMENT

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)

Finance and insurance, gross revenue	$12.0	$—	$12.0	N/A
Finance and insurance, cost of sales	$6.5	$—	$6.5	N/A
Finance and insurance, gross profit	$5.5	$—	$5.5	N/A
On December 17, 2021 we acquired TCA. TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP insurance, vehicle theft assistance contracts, key replacement contracts, paintless dent repair contracts, appearance protection contracts, tire and wheel, and lease wear-and-tear contracts. The majority of TCA's products are sold through affiliated LHM automobile dealerships.
Revenue generated by TCA is earned over the period of the related service product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the 15-day period the Company owned TCA in December 2021, TCA generated $12.0 million of revenue, consisting of both earned premium and investment income.
Direct expenses paid for the acquisition of contracts on which revenue has been received but not yet earned have been deferred and are amortized over the related contract period. Expenses are matched with earned premiums resulting in recognition over the life of the contracts. During the 15-day period the Company owned TCA in December 2021, TCA recorded $6.5 million of cost of sales consisting primarily of claims expense and amortization of deferred acquisition costs.

CONSOLIDATED
Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2021	% of Gross Profit	2020	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$539.6	28.4%	$386.5	31.6%	$153.1	(3.2)%
Sales compensation	190.8	10.0%	121.4	9.9%	69.4	0.1%
Share-based compensation	16.2	0.9%	12.6	1.0%	3.6	(0.1)%
Outside services	110.6	5.8%	82.9	6.8%	27.7	(1.0)%
Advertising	30.7	1.6%	25.5	2.1%	5.2	(0.5)%
Rent	37.6	2.0%	32.2	2.6%	5.4	(0.6)%
Utilities	18.8	1.0%	15.8	1.3%	3.0	(0.3)%
Insurance	22.5	1.2%	16.7	1.4%	5.8	(0.2)%
Other	107.1	5.6%	88.3	7.2%	18.8	(1.6)%
Selling, general, and administrative expense	$1,073.9	56.5%	$781.9	63.9%	$292.0	(7.4)%
Gross profit	$1,902.2		$1,223.4

Same Store:
Personnel costs	$460.9	28.5%	$377.5	31.6%	$83.4	(3.1)%
Sales compensation	167.5	10.3%	118.5	9.9%	49.0	0.4%
Share-based compensation	16.2	1.0%	12.6	1.1%	3.6	(0.1)%
Outside services	97.1	6.0%	80.3	6.7%	16.8	(0.7)%
Advertising	25.8	1.6%	24.2	2.0%	1.6	(0.4)%
Rent	37.5	2.3%	32.0	2.7%	5.5	(0.4)%
Utilities	16.0	1.0%	15.3	1.3%	0.7	(0.3)%
Insurance	18.2	1.1%	15.7	1.3%	2.5	(0.2)%
Other	92.0	5.7%	86.8	7.2%	5.2	(1.5)%
Selling, general, and administrative expense	$931.2	57.5%	$762.9	63.8%	$168.3	(6.3)%
Gross profit	$1,619.1		$1,195.3
SG&A expense as a percentage of gross profit decreased 740 basis points from 63.9% in 2020 to 56.5% in 2021. Same store SG&A expense as a percentage of gross profit decreased 630 basis points from 63.8% in 2020 to 57.5% in 2021. The decrease in SG&A as a percentage of gross profit is primarily the result of higher gross profits earned across our Dealership segment, as well as maintaining expense discipline, particularly in personnel costs, with enhanced productivity of our team members.
Depreciation and Amortization Expense —
The $3.4 million (9%) increase in depreciation and amortization expense during 2021 compared to 2020, was primarily the result of depreciation associated with dealership acquisitions during 2021, additional assets placed into service during 2021, and depreciation expense associated with the purchase of previously leased properties.
Franchise Rights Impairment —
We assessed our manufacturer franchise rights for impairment by comparing the present value of cash flows attributable to each franchise right to its carrying value. As a result of our impairment testing performed, we recognized no impairment charges during the year ended December 31, 2021 and a $23.0 million pre-tax non-cash charge related to eleven dealerships during the year ended December 31, 2020.

Other Operating (Income) Expenses, net —
Other operating (income) expenses, net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. During the twelve months ended December 31, 2021, the Company recorded other operating income, net of $5.4 million, which included a $3.5 million gain related to legal settlements and a $1.9 million gain on divestitures of certain real estate.
During the twelve months ended December 31, 2020, the Company recorded other operating expense, net of $9.2 million, which included $12.9 million related to the Park Place acquisition, $0.7 million real estate related impairment partially offset by a $2.1 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $9.5 million (54%) to $8.2 million during 2021 compared to $17.7 million during 2020, as a result of lower new vehicle inventory levels during 2021 caused by production issues related to the semiconductor shortage and COVID-19.
Other Interest Expense —
Other interest expense increased $37.2 million (66%) from $56.7 million in 2020 to $93.9 million in 2021. In 2021, we incurred approximately $27.5 million in bridge commitment fees related to our acquisition of LHM and TCA. During 2021, we also incurred additional interest expense related to our $800.0 million 2029 Notes (as defined below) and $600.0 million 2032 Notes (as defined below) issued in November 2021, the proceeds of which were also used to finance recent acquisitions. In addition, we incurred interest expense in connection with the 2021 BofA Real Estate Facility, the proceeds of which was used to finance the acquisition of previously leased Park Place Dealership premises.
Gain on Dealership Divestitures —
During the year ended December 31, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market. The Company recorded a pre-tax gain totaling $8.0 million, which is presented in our accompanying Consolidated Statements of Income as Gain on dealership divestitures, net.
During the year ended December 31, 2020, we sold two franchises (two dealership locations) in the Atlanta, Georgia market, we sold six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and we sold one franchise (one dealership location) in the Greenville, South Carolina market. The Company recorded a pre-tax gain totaling $62.3 million.
Income Tax Expense —
The $81.6 million (97%) increase in income tax expense was the result of a $359.6 million (106%) increase in income before income taxes. Our effective tax rate decreased 110 basis points from 24.8% in 2020 to 23.7% in 2021. The decrease in our effective tax rate was primarily due to decreases in state rates in jurisdictions in which the Company has significant activity. We expect our effective tax rate to be in the 25%-26% in 2022 as we expand our operations into states with higher tax rates.
Refer to Note 16 "Income Taxes" for additional information regarding income taxes.

RESULTS OF OPERATIONS
The Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2020	2019
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,767.4	$3,863.3	$(95.9)	(2)%
Used vehicle	2,169.5	2,131.6	37.9	2%
Parts and service	889.8	899.4	(9.6)	(1)%
Finance and insurance, net	305.1	316.0	(10.9)	(3)%
TOTAL REVENUE	7,131.8	7,210.3	(78.5)	(1)%
GROSS PROFIT:
New vehicle	218.5	159.5	59.0	37%
Used vehicle	156.6	134.1	22.5	17%
Parts and service	543.2	559.3	(16.1)	(3)%
Finance and insurance, net	305.1	316.0	(10.9)	(3)%
TOTAL GROSS PROFIT	1,223.4	1,168.9	54.5	5%
OPERATING EXPENSES:
Selling, general, and administrative	781.9	799.8	(17.9)	(2)%
Depreciation and amortization	38.5	36.2	2.3	6%
Franchise rights impairment	23.0	7.1	15.9	NM
Other operating expenses, net	9.2	0.8	8.4	NM
INCOME FROM OPERATIONS	370.8	325.0	45.8	14%
OTHER EXPENSES (INCOME):
Floor plan interest expense	17.7	37.9	(20.2)	(53)%
Other interest expense, net	56.7	54.9	1.8	3%
Loss on extinguishment of long-term debt, net	20.6	—	20.6	—
Gain on dealership divestitures, net	(62.3)	(11.7)	(50.6)	NM
Total other expenses, net	32.7	81.1	(48.4)	(60)%
INCOME BEFORE INCOME TAXES	338.1	243.9	94.2	39%
Income tax expense	83.7	59.5	24.2	41%
NET INCOME	$254.4	$184.4	$70.0	38%
Net income per common share—Diluted	$13.18	$9.55	$3.63	38%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2020	2019
REVENUE MIX PERCENTAGES:
New vehicles	52.8%	53.6%
Used retail vehicles	27.0%	26.9%
Used vehicle wholesale	3.4%	2.6%
Parts and service	12.5%	12.5%
Finance and insurance, net	4.3%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	17.9%	13.6%
Used retail vehicles	11.9%	11.5%
Used vehicle wholesale	0.9%	0.1%
Parts and service	44.4%	47.8%
Finance and insurance, net	24.9%	27.0%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.2%	16.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	63.9%	68.4%
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
Total other expenses, net decreased by $48.4 million (60%) in 2020, primarily due to a $50.6 million increase in gain on dealership divestitures and a $20.2 million decrease in floor plan interest expense, partially offset by a $20.6 million loss on extinguishment of debt and a $1.8 million increase in other interest expense, net. As a result, income before income taxes increased by $94.2 million (39%) to $338.1 million in 2020. The $24.2 million (41%) increase in income tax expense was primarily attributable to the 39% increase in income before taxes and a 40 basis point increase in the 2020 effective tax rate. Overall, net income increased by $70.0 million (38%) from $184.4 million in 2019 to $254.4 million in 2020.
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
Same store new vehicle gross profit in 2020 increased by $27.9 million (19%), as a result of a 36% increase in gross profit per new vehicle sold partially offset by a 12% decrease in unit volumes. Same store new vehicle gross margin increased 120 basis point to 5.4% in 2020, primarily as a result of a supply shortage for much of 2020 caused by manufactures reducing or halting production due to the COVID-19 pandemic.
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
______________________________
NM—Not Meaningful

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

In 2020, total Company and same store used vehicle retail gross profit margins increased 60 basis points to 7.5% and 7.6%, respectively. We primarily attribute the increase in used vehicle retail gross profit margin to increased demand for used vehicles as a result of new vehicle inventory shortages caused by the COVID-19 pandemic.
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
Franchise Rights Impairment —
We assessed our manufacturer franchise rights for impairment by comparing the present value of cash flows attributable to each franchise right to its carrying value. As a result of our impairment testing performed as of March 31, 2020, we recognized a $23.0 million pretax non-cash charge related to eleven dealerships during the year ended December 31, 2020 and a $7.1 million charge as a result of our annual impairment test related to six dealerships for the year ended December 31, 2019.

Other Operating Expenses (Income), net —
Other operating expenses (income), net includes gains and losses from the sale of property and equipment, income derived from lease arrangements, and other non-core operating items. During the twelve months ended December 31, 2020, the Company recorded other operating expense, net of $9.2 million, which included a $12.9 million related to the Park Place acquisition, $0.7 million real estate related impairment, partially offset by a $2.1 million gain related to legal settlements and a $0.3 million gain related to the sale of vacant real estate.
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
Income Tax Expense —
The $24.2 million (41%) increase in income tax expense was the result of a $94.2 million (39%) increase in income before income taxes. Our effective tax rate increased 40 basis points from 24.4% in 2019 to 24.8% in 2020. The increase in our effective tax rate was primarily due to an increased sate rate attributed to higher apportionment in certain jurisdictions in states in which the Company has significant activity. We expect our effective tax rate to be around 25% in 2021.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2021, we had total available liquidity of $437.0 million, which consisted of cash and cash equivalents (excluding TCA), $83.5 million of available funds in our floor plan offset accounts, $270.2 million of availability under our revolving credit facility, and $20.6 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2021, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants and Defaults" and "Share Repurchases and Dividend Restrictions" below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2019 Senior Credit Facility (discussed further below), (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
LHM Acquisition
On December 17, 2021, the Company completed the LHM Acquisition, thereby acquiring 54 new vehicle dealerships, seven used cars stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA business for a total purchase price of $3.48 billion. The real property was acquired in escrow, to be released, together with the related portion of the purchase price, subject to the satisfaction of certain title related conditions. The purchase price was financed through a combination of cash, proceeds from the issuance of common stock and borrowings including the issuance of the 2029 Senior Notes and 2032 Senior Notes, the drawdown on the 2021 Real Estate Facility and the 2019 Senior Credit Facility and other floor plan borrowings.
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
On July 6, 2020, the Company entered into the Revised Asset Purchase Agreement with respect to the Park Place acquisition. The Park Place acquisition was completed on August 24, 2020 for a purchase price of $889.9 million. The purchase price was financed through a combination of cash, floor plan facilities and seller financing discussed in more detail below.
Material Indebtedness
We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, see Note 14 "Debt" footnote included in the Notes to Consolidated Financial Statements.
•2019 Senior Credit Facility—On September 25, 2019, the Company and certain of its subsidiaries entered into the 2019 third amended and restated credit agreement with Bank of America, as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). In connection with LHM Acquisition, the Company entered into a 2021 Third Amendment to the 2019 Senior Credit Facility on October 29, 2021. As amended, the 2019 Senior Credit Agreement provides for the following:
Revolving Credit Facility — A $450.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As of December 31, 2021, we had $10.8 million in outstanding letters of credit, $169.0 million in borrowings and $270.2 million of borrowing availability.

New Vehicle Floor Plan Facility — A $1.75 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of this floor plan offset account, we experienced a reduction in Floor Plan Interest Expense on our Consolidated Statements of Income. As of December 31, 2021, we had $233.2 million outstanding under the New Vehicle Floor Plan Facility, which is net of $81.5 million in our floor plan offset account.
Used Vehicle Floor Plan Facility — A $350.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. We began the year with nothing drawn on our used vehicle floor plan facility. As of December 31, 2021, we had borrowings of $294.0 million on our Used Vehicle Floor Plan Facility. Our remaining borrowing capacity under the Used Vehicle Floor Plan Facility was limited to $20.6 million based on our borrowing base calculation as of December 31, 2021.
Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.
At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2021, no availability was re-designated.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2021, we had $37.3 million, which is net of $2.0 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $146.3 million, outstanding under our 2019 Senior Credit Facility and facilities with certain manufacturers for the financing of loaner vehicles, which were presented within Accounts payable and accrued liabilities in our Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
•2029 and 2032 Senior Notes — On November 19, 2021, the Company completed its offering of $800.0 million aggregate principal amount of 4.625% senior notes due 2029 (the “2029 Senior Notes”) and $600.0 million aggregate principal amount of 5.000% senior notes due 2032 (the “2032 Senior Notes”). The 2029 Senior Notes and 2032 Senior Notes mature on November 15, 2024 and February 15, 2032, respectively. Interest is payable semiannually, on November 15 and May 15 of each year. The 2029 Senior Notes and the 2032 Senior Notes were offered, together with additional borrowings and cash on hand, to (i) fund the LHM Acquisition and (ii) pay fees and expenses in connection with the foregoing.

The 2029 Notes and 2032 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries other than the TCA Non-Guarantor Subsidiaries. In addition, the notes are subject to customary covenants, events of default and optional redemption revisions.
•2028 and 2030 Senior Notes—On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million aggregate principal amount of the Existing 2028 Notes and $600.0 million aggregate principal amount of the Existing 2030 Notes. The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The 2028 Notes and the 2030 Notes were offered, together with additional borrowings and cash on hand, to (i) fund the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of 6.0% Senior Subordinated Notes due 2024 (the "6.0% Notes") and (iii) pay fees and expenses in connection with the foregoing.
On March 24, 2020, the Company delivered notice to the sellers terminating the 2019 Park Place Agreements. As a result, the Company redeemed $245.0 million aggregate principal million of the 2028 Notes and $280.0 million aggregate principal amount of the 2030 Notes pursuant to the Special Mandatory Redemption.
In September 2020, the Company completed an add-on issuance of $250.0 million aggregate principal amount of additional senior notes consisting of $125.0 million aggregate principal amount of additional 2028 Notes at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional 2030 Notes (together with the additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020 (the "September 2020 Offering"). After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from the September Offering. The $3.5 million premium paid by the initial purchasers of the Additional Notes was recorded as a component of long-term debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the Notes. The proceeds of the September 2020 Offering were used to redeem the Seller Notes issued in connection with the Park Place Acquisition.
The notes of each series are guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and future restricted subsidiaries, other than the TCA Non-Guarantor Subsidiaries. In addition, the notes are subject to customary covenants, events of default and optional redemption revisions. The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
~~•~~6.0% Senior Subordinated Notes due 2024 — In connection with the issuance of the Existing 2028 Notes and Existing 2030 Notes, on March 4, 2020, we redeemed all of our 6.0% Notes at 103% of par, plus accrued and unpaid interest up to, but excluding, the date of redemption.
•Seller Notes — The Seller Notes comprised $150.0 million in aggregate principal amount of 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of 4.00% promissory note due February 2022 and were issued on August 24, 2020 in conjunction with the Park Place Acquisition. In September 2020, the Company redeemed the Seller Notes with the proceeds of the September 2020 Offering of Senior Notes.
~~•~~Mortgage Financings—We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages") and other lenders. As of December 31, 2021 we had total mortgage notes payable outstanding of $71.7 million which are collateralized by the associated real estate.
•2021 Real Estate Facility—On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, which provides for term loans in an aggregate amount equal to $689.7 million (the “2021 Real Estate Facility”). As of December 31, 2021, we had $689.7 million of outstanding borrowings under the 2021 Real Estate Facility. There is no further borrowing availability under this agreement.
•2021 BofA Real Estate Facility—On May 10, 2021, we entered into a real estate term loan credit agreement (the “2021 BofA Real Estate Credit Agreement”), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the “2021 BofA Real Estate Facility”). As of December 31, 2021, we had $180.7 million of outstanding borrowings under the 2021 BofA Real Estate Facility. There is no further borrowing availability under this agreement.

•2018 Bank of America Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of December 31, 2021, we had $78.8 million of outstanding borrowings under the 2018 BofA Real Estate Facility. There is no further borrowing availability under this facility.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of December 31, 2021, we had $81.9 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under this agreement.
•2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of December 31, 2021, the outstanding balance under this agreement was $53.2 million. There is no further borrowing availability under this facility.
•2013 BofA Real Estate Facility—On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A. ("Bank of America"), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of December 31, 2021, we had $31.1 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under this agreement
Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2021. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the 2021 Real Estate Facility, 2021 BofA Real Estate Facility, 2018 BofA Real Estate Credit Agreement, 2018 Wells Fargo Master Loan Agreement, 2013 BofA Real Estate Credit Agreement, 2015 Wells Fargo Master Loan Agreement and the related documents are customary for financing transactions of this nature, including, among others, requirements to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case, as applicable. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. Each of these agreements provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the applicable agreement to immediately repay all amounts outstanding thereunder.
The representations and covenants contained in the agreement governing the 2019 Senior Credit Facility are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the agreement governing the 2019 Senior Credit Facility. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets. The agreement governing the 2019 Senior Credit Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floor Plan Facility could be, or result in, an event of default under the New Vehicle Floor Plan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
The 2019 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage Ratio (as defined in the 2019 Senior Credit Facility and the Indentures) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. Subject to our continued compliance with a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to a base level plus the cumulative amount of (i) 50% of our net income (as defined in the 2019 Senior Credit Facility) plus (ii) 100% of any cash proceeds we receive from the sale of equity interests minus (iii) the dollar amount of share purchases made and dividends paid during the defined measurement periods, subject to certain exceptions. In the event that our Consolidated Total Leverage Ratio does (or would) exceed 3.0 to 1.0, the 2019 Senior Credit Facility and the Indentures would then also allow for restricted payments under mutually exclusive parameters, subject to certain exclusions.
Under the 2028 Senior Notes and 2030 Senior Notes, our most restrictive indentures, these parameters are:

•The Company may repurchase its own shares in an aggregate amount not to exceed $20.0 million in any fiscal year.

•The Company may otherwise make restricted payments only up the cumulative capacity above. Our restricted payment capacity balance as of December 31, 2021 was $958.6 million.

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
During 2021, we did not repurchase any shares of our common stock under the Repurchase Program. As of December 31, 2021 we had remaining authorization to repurchase $100.0 million in shares of our common stock under the Repurchase Program.
On February 14, 2022, the Board of Directors increased the Company’s share repurchase authorization under our Repurchase Program by $100.0 million to $200.0 million. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During 2021, we repurchased 65,937 shares of our common stock for $10.4 million from employees in connection with a net share settlement feature of employee equity-based awards.
Contractual Obligations
As of December 31, 2021, we had the following contractual obligations (in millions; note references are to the notes to our Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	2022	2023	2024	2025	2026	Thereafter	Total
Floor plan notes payable (Notes11&12)	$564.5	$—	$—	$—	$—	$—	$564.5
Operating lease liabilities (a)	28.5	26.0	18.8	17.1	15.9	168.8	275.1
Operating lease liabilities expense (a)	11.5	10.6	9.8	9.1	8.4	60.7	110.1
Long-term debt (Note 14) (a)	53.7	75.9	263.7	142.7	574.3	2,504.2	3,614.5
Interest on long-term debt (a)(b)	131.2	129.6	127.6	123.0	120.7	369.9	1,002.0
Total contractual obligations	$789.4	$242.1	$419.9	$291.9	$719.3	$3,103.6	$5,566.2

________________________________________
(a)For additional information related to the Company's operating and finance lease liabilities presented within the accompanying Consolidated Financial Statements, see Note 19 "Leases" of the Notes thereto.
(b)Includes variable rate interest payments calculated using an estimated LIBOR rate of 0.10%, and assumes that borrowings will not be refinanced prior to or upon maturity.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable through our 2019 Senior Credit Facility ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2019 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturers from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2019 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a short time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure "Adjusted cash flow provided by operating activities" (defined below) to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities, results in significantly different operating cash flow than if all the cash flows of floor plan notes payable were classified together in operating activities.
Adjusted cash flow provided by operating activities includes borrowings and repayments of Floor Plan Notes Payable Non-Trade and used floor plan notes payable borrowing base changes. Adjusted cash flow provided by operating activities may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures. Adjusted cash flow provided by operating activities for the years ended December 31, 2020 and 2019 differ from previously disclosed non-gaap operating cash flow measures presented in Management's Discussion and Analysis due to the impact on operating cash flows, as reported, of the Company's material acquisitions during the year ended December 31, 2021. We believe that the additional adjustments related to cash flows associated with our used vehicle borrowing base, floorplan offset accounts and the impact of acquisitions and divestitures eliminates cash flow volatility and provides an adjusted operating cash flow metric that best reflects our results of operations and our management of inventory and related financing activities.
We have provided below a reconciliation of cash flow provided by operating activities, as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory and (iii) changes in the floorplan offset accounts were classified as an operating activity for both Floorplan Notes Payable - Non-Trade and Floor Plan Notes Payable - Trade.

	For the Year Ended December 31,
	2021	2020	2019
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$1,163.7	$652.5	$349.8
Change in Floor Plan Notes Payable Non-Trade, net	(608.7)	(155.3)	(194.7)
Change in Floor Plan Notes Payable Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	131.1	9.1	138.2
Change in Floor Plan Notes Payable Trade associated with floor plan offset and net acquisition and divestitures	(54.0)	(63.7)	(11.0)
Adjusted cash flow provided by operating activities	$632.1	$442.6	$282.3
Operating Activities—
Net cash provided by operating activities totaled $1.16 billion, $652.5 million, and $349.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Adjusted cash flow provided by operating activities totaled $632.1 million, $442.6 million, and $282.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in Floor Plan Notes Payable - Non-Trade and Trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through Floor Plan Notes Payable - Trade.
The $189.5 million increase in Adjusted cash flow provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily the result of the following:

•increase in $314.2 million net income and non-cash adjustments to net income primarily related to less gain on dealership divestitures in 2021 when compared to 2020, partially offset by no franchise rights impairment in 2021; and
•$69.7 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2021 as compared to 2020.
The increase in our Adjusted cash flow provided by operating activities, was partially offset by:
•$67.3 million related to a decrease in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures;
•$26.8 million related to the change in other long-term assets and liabilities;
•$43.8 million related to the change in other current assets, net; and
•$56.8 million related to a decrease in accounts payable and accrued liabilities.
The $160.3 million increase in our Adjusted cash flow provided by operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019, was primarily the result of the following:
•$23.6 million related to a increase in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures;
•$57.5 million related to an increase in accounts payable and accrued liabilities;
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

The decrease in our net cash provided by operating activities, as adjusted, was partially offset by:
•$9.6 million related to the change in other current assets, net; and
•$1.2 million related to operating lease liabilities.
Investing Activities—
Net cash used in investing activities totaled $3.92 billion, $820.8 million, and $227.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate and acquisitions, were $74.2 million, $46.5 million, and $57.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Purchases of real estate totaled $7.8 million, $2.3 million, and $9.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, we purchased previously leased facilities for $217.1 million, and $4.9 million during the years ended December 31, 2021, and 2019, respectively.
We expect that capital expenditures during 2022 will total approximately $150.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
On December 17, 2021, we completed the acquisition of LHM and TCA for a total purchase price of approximately $3.48 billion. The sources of the purchase price included 2029 Notes, 2032 Notes, 2021 Real Estate Facility, proceeds from our common stock offering, new floorplan notes payable trade and non-trade, used vehicle floorplan notes payable, payables to Seller and cash. In addition to these acquisitions, during the year ended December 31, 2021, we acquired the assets of 11 franchises (10 dealership locations) in in the Denver, Colorado market and three franchises (one dealership location) in the Indianapolis, Indiana market for a combined purchase price of $485.7 million. We funded this acquisition with an aggregate of $455.1 million of cash, and $9.6 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $21.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.0 million of purchase price holdbacks related to current and prior year acquisitions during the year ended December 31, 2021.
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
During the year ended December 31, 2021, we divested one franchise (one dealership location) in the Charlottesville, Virginia market for proceeds of $21.3 million.
During the year ended December 31, 2020, we divested two franchises (two dealership locations) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and one franchise (one dealership location) in the Greenville, South Carolina market for proceeds of $177.9 million.

During the year ended December 31, 2019, we divested one franchise (one dealership location) and one collision center for proceeds of $39.1 million. Additionally, proceeds from the sale of assets, unrelated to a dealership divestiture, were $21.5 million, $4.2 million, and $15.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
During the year ended December 31, 2021, upon the acquisition of TCA, we purchased available-for-sale debt securities and equity securities for $1.1 million and $0.4 million, respectively. During December 2021, we also received proceeds of $0.8 million and $0.4 million from the sale of available for sale debt securities and equity securities, respectively.
Financing Activities—
Net cash provided by financing activities totaled $2.93 billion and $166.2 million for the years ended December 31, 2021 and 2020, respectively. Net cash used in financing activities totaled $127.0 million for the year ended December 31, 2019.
During the years ended December 31, 2021, 2020, and 2019, we had non-trade floor plan borrowings of $5.04 billion, $4.31 billion, and $4.32 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $294.0 million, $220.0 million, and $80.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, related to our used vehicle floor plan facility. During the year ended December 31, 2021 we borrowed $439.0 million and repaid $270.0 million on our revolving line of credit. In addition, during the years ended December 31, 2021, 2020, and 2019, we had non-trade floor plan borrowings of $214.5 million, $131.6 million, and $55.3 million respectively, related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
During the years ended December 31, 2021, 2020, and 2019, we made non-trade floor plan repayments of $5.36 billion, $4.47 billion, and $4.51 billion, respectively. Included in our non-trade floor plan repayments were repayments of $220.0 million and $110.0 million for the years ended December 31, 2020, and 2019, respectively, related to our used vehicle floor plan facility. We had no repayment for the year ended December 31, 2021. In addition, during the years ended December 31, 2021, 2020 and 2019 we had floor plan repayments associated with dealership divestitures of $0.8 million, $60.4 million, and $14.1 million respectively.
During the years ended December 31, 2021, 2020, and 2019, we received proceeds from borrowings totaling $2.27 billion, $1.88 billion and $97.7 million, respectively.
Repayments of borrowings totaled $41.5 million, $1.62 billion, and $48.4 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
During the year ended December 31, 2021, we received net proceeds from the issuance of common stock totaling $666.9 million.
During the year ended December 31, 2021, we did not repurchase any shares of our common stock under our Repurchase Program. We did repurchase 65,937 shares of our common stock for $10.4 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 21 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements thereto.
Guarantor Financial Information
As of December 31, 2021, the Company had outstanding $405 million of 4.500% Senior Notes due 2028 and $445 million of 4.750% Senior Notes due 2030. As explained in Note 14 of the Company's Consolidated Financial Statements as of and for the year ended December 31, 2021, the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), which are listed in Exhibit 22, with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries).

The following tables present summarized financial information for the Company and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among Asbury and the Guarantor Subsidiaries and (ii) assets, liabilities, and equity in earnings from and investments in any non-guarantor subsidiaries.

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
As of December 31,
2021
(In millions)
Current assets	$1,778.4
Current assets - affiliates	—
Non-current assets	5,511.3

Current liabilities	1,473.2
Current liabilities - affiliates	6.9
Non-current liabilities	3,916.7

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries
For the Year Ended December 31,
2021
(In millions)
Net sales	$9,825.7
Gross profit	1,901.7
Income from operations	788.3
Net income	529.1
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1.40 billion of non-hedged total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of December 31, 2021, a 100 basis point change in interest rates would result in a change of $14.0 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the years ended December 31, 2021, 2020, and 2019, by $57.5 million, $44.0 million, and $42.2 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of December 31, 2021 we had five interest rate swap agreements. In May 2021, we entered into a new interest rate swap agreement with a notional principal amount of $184.4 million which will reduce to $110.6 million at maturity. This swap, along with our existing swaps, was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through each swap's maturity date as noted in the table below. The following table provides information on the attributes of each swap as of December 31, 2021:

Inception Date	Notional Value at Inception	Notional Value as of December 31, 2021	Notional Value at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
May 2021	$184.4	$180.7	$110.6	May 2031
July 2020	$93.5	$86.6	$50.6	December 2028
July 2020	$85.5	$78.8	$57.3	November 2025
June 2015	$100.0	$69.3	$53.1	February 2025
November 2013	$75.0	$45.2	$38.7	September 2023
For additional information about the effect of our derivative instruments, please refer to Note 15 "Financial Instruments and Fair Value" within the accompanying Consolidated Financial Statements.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Asbury Automotive Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

Manufacturer Franchise Rights Impairment Assessment

Description of the Matter
At December 31, 2021, the Company's manufacturer franchise rights for car dealerships had an aggregate carrying value for franchises acquired of approximately $1,335.7 million, as disclosed in Note 10 of the consolidated financial statements. Each manufacturer franchise right asset is assessed for impairment annually as of October 1st, or more often if events or circumstances indicated that impairment may have occurred. If the fair value of the intangible asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

We identified the assessment of the Company’s qualitative impairment tests over manufacturer franchise rights acquired prior to the fourth quarter of 2021 as a critical audit matter. The tests included the evaluation of qualitative factors such as future revenue growth and profitability as well as comparable dealership sales, that required subjective auditor judgment.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s process over the manufacturer franchise rights annual impairment tests. For example, this included testing controls over management’s review of significant assumptions, other inputs and the completeness and accuracy of the data used in the qualitative analysis over manufacturer franchise rights acquired prior to the fourth quarter of 2021.
To test the recoverability of the Company's manufacturer franchise rights as part of the impairment assessments, our audit procedures included, among others, understanding cost factors, financial performance, legal and regulatory factors, industry, market and macroeconomic conditions, and other relevant entity-specific events to determine whether a potential impairment indicator was present at one or multiple dealerships. We also evaluated the Company’s assessment of the change to key assumptions most likely to affect the fair value of the manufacturer franchise rights since the previous quantitative analysis was performed. Additionally, we evaluated dealership sales and profitability trends to identify potential indicators of impairment.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Atlanta, Georgia
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Asbury Automotive Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Asbury Automotive Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 94 franchises (65 new dealership locations), seven used vehicle stores, eleven collision centers, a used wholesale business and an F&I product provider business acquired during 2021, which are included in the 2021 consolidated financial statements of the Company and constituted approximately $3.34 billion of consolidated assets as of December 31, 2021 and approximately $346.0 million of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 94 franchises (65 new dealership locations), seven used vehicle stores, eleven collision centers, a used wholesale business and an F&I product provider business.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Asbury Automotive Group, Inc. as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2022

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$178.9	$1.4
Short term investments	11.0	—
Contracts-in-transit, net	212.5	161.5
Accounts receivable, net	229.8	155.5
Inventories, net	718.4	875.2
Assets held for sale	375.1	28.3
Other current assets	203.7	183.8
Total current assets	1,929.4	1,405.7
INVESTMENTS	123.5	—
PROPERTY AND EQUIPMENT, net	1,990.0	956.2
OPERATING LEASE RIGHT-OF-USE ASSETS	261.0	317.4
GOODWILL	2,271.7	562.2
INTANGIBLE FRANCHISE RIGHTS	1,335.7	425.2
DEFERRED INCOME TAXES, net of current portion	69.1	—
OTHER LONG-TERM ASSETS	22.2	9.6
Total assets	$8,002.6	$3,676.3
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$37.3	$64.9
Floor plan notes payable—non-trade, net	527.2	637.3
Current maturities of long-term debt	62.5	36.6
Current maturities of operating leases	25.8	24.8
Accounts payable and accrued liabilities	742.9	450.9
Deferred revenue—current	181.5	—
Liabilities associated with assets held for sale	20.8	8.9
Total current liabilities	1,598.0	1,223.4
LONG-TERM DEBT	3,520.1	1,165.2
LONG-TERM LEASE LIABILITY	242.0	296.7
DEFERRED REVENUE	466.3	—
DEFERRED INCOME TAXES	—	34.6
OTHER LONG-TERM LIABILITIES	60.7	50.9
COMMITMENTS AND CONTINGENCIES (Note 21)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 45,052,293 and 41,133,668 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,278.6	595.5
Retained earnings	1,881.3	1,348.9
Treasury stock, at cost; 21,914,251 and 21,848,314 shares, respectively	(1,044.1)	(1,033.7)
Accumulated other comprehensive loss	(0.7)	(5.6)
Total shareholders' equity	2,115.5	905.5
Total liabilities and shareholders' equity	$8,002.6	$3,676.3
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
REVENUE:
New vehicle	$4,934.1	$3,767.4	$3,863.3
Used vehicle	3,315.6	2,169.5	2,131.6
Parts and service	1,182.9	889.8	899.4
Finance and insurance, net	405.1	305.1	316.0
TOTAL REVENUE	9,837.7	7,131.8	7,210.3
COST OF SALES:
New vehicle	4,443.6	3,548.9	3,703.8
Used vehicle	3,027.3	2,012.9	1,997.5
Parts and service	461.0	346.6	340.1
Finance and insurance	3.6	—	—
TOTAL COST OF SALES	7,935.5	5,908.4	6,041.4
GROSS PROFIT	1,902.2	1,223.4	1,168.9
OPERATING EXPENSES:
Selling, general, and administrative	1,073.9	781.9	799.8
Depreciation and amortization	41.9	38.5	36.2
Franchise rights impairment	—	23.0	7.1
Other operating (income) expense, net	(5.4)	9.2	0.8
INCOME FROM OPERATIONS	791.8	370.8	325.0
OTHER EXPENSES (INCOME):
Floor plan interest expense	8.2	17.7	37.9
Other interest expense, net	93.9	56.7	54.9
Loss on extinguishment of long-term debt, net	—	20.6	—
Gain on dealership divestitures, net	(8.0)	(62.3)	(11.7)
Total other expenses, net	94.1	32.7	81.1
INCOME BEFORE INCOME TAXES	697.7	338.1	243.9
Income tax expense	165.3	83.7	59.5
NET INCOME	$532.4	$254.4	$184.4
EARNINGS PER COMMON SHARE:
Basic—
Net Income	$26.75	$13.25	$9.65
Diluted—
Net Income	$26.49	$13.18	$9.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19.9	19.2	19.1
Restricted stock	0.1	—	0.1
Performance share units	0.1	0.1	0.1
Diluted	20.1	19.3	19.3

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$532.4	$254.4	$184.4
Other comprehensive income (loss):
Change in fair value of cash flow swaps	6.3	(3.6)	(4.4)
Unrealized gains on available-for-sale debt securities	0.2	—	—
Income tax benefit (expense) associated with other comprehensive income items	(1.6)	0.9	1.1
Comprehensive income	$537.3	$251.7	$181.1

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2018	41,065,069	$0.4	$572.9	$922.7	21,719,339	$(1,023.4)	$0.6	$473.2
Comprehensive Income:
Net income	—	—	—	184.4	—	—	—	184.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.1 tax benefit	—	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income	—	—	—	184.4	—	—	(3.3)	181.1
Cumulative effect of change in accounting principle - ASU 2018-02	—	—	—	0.2	—	—	(0.2)	—
Share-based compensation	—	—	12.5			—	—	12.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	209,390	—	—	—			—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	72,368	(5.2)	—	(5.2)
Purchase of treasury shares	—	—	—	—	202,379	(15.3)	—	(15.3)
Retirement of previously repurchased common stock	(202,379)	—	(2.5)	(12.8)	(202,379)	15.3	—	—
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	254.4	—	—	—	254.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 tax benefit	—	—	—	—	—	—	(2.7)	(2.7)
Comprehensive income	—	—	—	254.4	—	—	(2.7)	251.7
Share-based compensation	—	—	12.6			—	—	12.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	61,588	—	—	—			—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	56,607	(5.1)	—	(5.1)
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5
Comprehensive Income:
Net income	—	—		532.4	—	—	—	532.4
Unrealized gains on available-for-sale debt securities, net of $0 tax charge	—	—	—	—	—	—	0.2	0.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax expense	—	—	—	—	—	—	4.7	4.7
Comprehensive income	—	—	—	532.4	—	—	4.9	537.3
Share-based compensation	—	—	16.2	—	—	—	—	16.2
Proceeds from secondary offering of common stock, net	3,795,000	—	666.9	—	—	—	—	666.9
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,625	—	—	—			—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	65,937	(10.4)	—	(10.4)
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5

See accompanying Notes to Consolidated Financial Statements

(ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2021	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$532.4	$254.4	$184.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	41.9	38.5	36.2
Share-based compensation	16.2	12.6	12.5
Deferred income taxes	31.2	9.5	5.4
Franchise rights impairment	—	23.0	7.1
Unrealized gains on investments	(1.0)	—	—
Loss on extinguishment of debt	—	20.6	—
Loaner vehicle amortization	20.9	21.8	23.6
Gain on divestitures	(8.0)	(62.3)	(11.7)
Change in right-of-use asset	22.3	21.5	19.4
Other adjustments, net	(0.8)	1.3	4.8
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	48.5	33.2	3.6
Accounts receivable	35.3	(19.1)	(6.0)
Inventories	670.5	428.0	212.1
Other current assets	(227.1)	(183.3)	(173.7)
Floor plan notes payable—trade, net	(27.6)	(64.5)	38.2
Deferred revenue	3.6	—	—
Accounts payable and accrued liabilities	39.2	121.0	10.7
Operating lease liabilities	(20.6)	(20.9)	(19.7)
Other long-term assets and liabilities, net	(13.2)	17.2	2.9
Net cash provided by operating activities	1,163.7	652.5	349.8
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(74.2)	(46.5)	(57.6)
Capital expenditures—real estate	(7.8)	(2.3)	(9.2)
Purchases of previously leased real estate	(217.1)	—	(4.9)
Acquisitions, net of cash acquired	(3,660.4)	(954.1)	(210.0)
Divestitures	21.3	177.9	39.1
Purchases of debt securities—available-for-sale	(1.1)	—	—
Purchases of equity securities	(0.4)	—	—
Proceeds from the sale of debt securities—available-for-sale	0.8	—	—
Proceeds from the sale of equity securities	0.4	—	—
Proceeds from the sale of assets	21.5	4.2	15.0
Net cash used in investing activities	(3,917.0)	(820.8)	(227.6)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	5,042.8	4,312.0	4,318.6
Floor plan borrowings—acquisitions	214.5	131.6	55.3
Floor plan repayments—non-trade	(5,357.5)	(4,467.3)	(4,513.3)
Floor plan repayments—divestitures	(0.8)	(60.4)	(14.1)
Proceeds from borrowings	2,274.0	1,875.3	97.7
Repayments of borrowings	(41.5)	(1,622.5)	(48.4)
Proceeds from revolving credit facility	439.0	—	—
Repayments of revolving credit facility	(270.0)	—	—

	For the Year Ended December 31,
	2021	2020	2019
Sale and leaseback transaction	—	7.3	—
Proceeds from issuance of common stock	666.9	—	—
Payment of debt issuance costs	(26.2)	(4.7)	(2.3)
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(10.4)	(5.1)	(20.5)
Net cash provided by (used in) financing activities	2,930.8	166.2	(127.0)
Net increase (decrease) in cash and cash equivalents	177.5	(2.1)	(4.8)
CASH AND CASH EQUIVALENTS, beginning of period	1.4	3.5	8.3
CASH AND CASH EQUIVALENTS, end of period	$178.9	$1.4	$3.5

See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2021, 2020, and 2019)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is one of the largest automotive retailers in the United States. Our store operations are conducted by our subsidiaries.
As of December 31, 2021, we owned and operated 205 new vehicle franchises, representing 31 brands of automobiles at 155 dealership locations, 35 collision centers, seven stand-alone used vehicle dealerships, one used vehicle wholesale business and one auto auction within fifteen states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance products ("F&I"), including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance.
On December 17, 2021, the Company completed the acquisition of the Larry H. Miller Dealerships ("LHM"), thereby acquiring 54 new vehicle dealerships, seven used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the F&I product provider, Total Care Auto, Powered by Landcar ("TCA") for a total purchase price of $3.48 billion (the "LHM Acquisition"). The real property was acquired in escrow, to be released, together with the related portion of the purchase price, subject to the satisfaction of certain title related conditions. The purchase price was financed through a combination of cash, debt, including senior notes, real estate facilities, new and used vehicle floor plan facilities and the proceeds from the issuance of common stock.
TCA offers extended vehicle service contracts, prepaid maintenance contracts, vehicle theft assistance contracts, key replacement contracts, guaranteed asset protection contracts, paintless dent repair contracts, appearance protection contracts, tire and wheel, DrivePur, and lease wear and tear contracts. In addition, TCA provides the required contractual liability insurance if needed. The majority of these service contracts are sold through affiliated automobile dealerships.
As a result of acquiring the TCA as part of the LHM Acquisition, the Company now operates in two reportable segments, namely the Dealerships and TCA.
On August 24, 2020 the Company closed on the purchase of the Park Place Dealership group, acquiring substantially all of the assets of and leasing the real property related to, 12 franchises (eight dealership locations), two collision centers and an auto auction for a purchase price of $889.9 million (the "Park Place Acquisition"). The purchase price was financed through a combination of cash, debt and seller financing. Certain of the leased real property was subsequently acquired in May 2021 for $217.1 million.
See Note 3 "Acquisitions and Divestitures" for details of the LHM Acquisition and the Park Place Acquisition.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates made in the accompanying Consolidated Financial Statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, reserves for self-insurance programs, certain assumptions related to intangible and long-lived assets, and reserves for certain legal or similar proceedings relating to our business operations.
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market accounts and short-term certificates of deposit, which have maturity dates of less than 90 days when purchased.
Restricted Cash and Securities
TCA places securities on statutory deposit with certain state agencies to retain the right to do business in those states. Securities held on deposit with various state regulatory authorities had a fair value of $2.5 million at December 31, 2021.
Short-Term Investments
Short-term investments consist of debt securities that are callable or have a maturity date within the next 12 months and are classified as current assets. Debt securities classified as short-term investments are designated as available-for-sale as management intends to hold these securities for indefinite periods of time or may sell the securities in response to changes in interest rates, prepayments, or other similar factors. Available-for-sale debt securities are reported at fair market value with any unrealized gain or loss, net of applicable income tax, reported in other comprehensive income, as a separate component of shareholders’ equity. Premiums and discounts on debt securities classified as short-term investments are amortized or accreted using the effective interest method over the period from the purchase date to the expected maturity or call date of the related security and are reported in net income.
Investments
Investments consist of available-for-sale debt securities, equity securities, and other investments. These securities are classified as non-current investments as they are not intended to fund current operations or have stated call dates or maturity dates beyond the next 12 months. Equity securities may consist of both preferred stock and common stock. Other investments consist of hedge funds and partnerships.

Debt securities classified as non-current investments are designated as available-for-sale as management intends to hold these securities for indefinite periods of time or may sell the securities in response to changes in interest rates, prepayments, or other similar factors. Available-for-sale debt securities included in non-current investments are reported at fair market value with any unrealized gain or loss, net of applicable income tax, reported in other comprehensive income, as a separate component of shareholders’ equity. Premiums and discounts on debt securities included in non-current investments are amortized or accreted, as applicable, using the effective interest method over the period from the purchase date to the expected maturity or call date of the related security and are reported in net income.

Equity securities included in non-current investments are reported at fair market value with the change in value recognized in net income.
Other investments are measured at net asset value as a practical expedient with the net change in net asset value recognized in net income.
We review the debt securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors. Some factors evaluated include changes in credit ratings, financial conditions of the issuer, recent payment activity, and other industry specific economic conditions. If a security is considered to have a potential credit loss, we compare the present value of expected cash flows to the amortized cost basis of the security to estimate the allowance for credit losses. The amount of the allowance is limited to the gross unrealized loss on an individual security. An unrealized loss on a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value of the security primarily due to changes in risk-free interest rates and when there has not been a significant deterioration in the financial condition of the issuer. If the Company no longer has the intent or ability to hold a security in an unrealized loss position until recovery of the of the security’s cost basis, a loss is realized immediately in net income.
Contracts-In-Transit
Contracts-in-transit represent receivables from third-party finance companies for the portion of new and used vehicle purchase price financed by customers through sources arranged by us.

Inventories
Inventories are stated at the lower of cost and net realizable value. We use the specific identification method to value vehicle inventories and parts and accessories are valued at the lower of cost or net realizable value. Our new vehicle sales history indicates that the vast majority of the new vehicles we sell are sold for, or in excess of, our cost to purchase those vehicles. Therefore, we generally do not maintain a reserve for new vehicle inventory. We maintain a reserve for used vehicle inventory where cost basis exceeds net realizable value. In assessing lower of cost and net realizable value for used vehicles, we consider (i) the aging of our used vehicles, (ii) historical sales experience of used vehicles, and (iii) current market conditions and trends in used vehicle sales. We also review and consider the following metrics related to used vehicle sales (both on a recent and longer-term historical basis): (i) days of supply in our used vehicle inventory, (ii) used vehicle units sold at less than original cost as a percentage of total used vehicles sold, and (iii) average vehicle selling price of used vehicle units sold at less than original cost. We then determine the appropriate level of reserve required to reduce our used vehicle inventory to the lower of cost and net realizable value, and record the resulting adjustment in the period in which we determine a loss has occurred. The level of reserve determined to be appropriate for each reporting period is considered to be a permanent inventory write-down, and therefore is only released upon the sale of the related inventory.
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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. During the year ended December 31, 2020, we recorded a $0.7 million impairment related to a vacant property. We did not record an impairment of our property and equipment in 2021 and 2019.
Acquisitions
Acquisitions are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their fair value at the acquisition date. The results of operations of acquired dealerships and other businesses are included in the accompanying Consolidated Statements of Income, commencing on the date of acquisition.
Goodwill and Franchise Rights
Goodwill represents the excess cost of an acquired business over the estimated fair market value of its identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic market-based operating segments which consist of our dealerships. We have determined that the dealerships in each of our operating segments are components that are aggregated into several geographic market-based reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our dealerships offer new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments. Our dealership operating segments are aggregated into our single dealerships reportable segment. Goodwill associated with TCA will be tested annually for impairment at the operating segment level which is the same as the reporting unit for this business.
In December 2021, we completed the LHM Acquisition which included 54 new vehicle dealerships, seven used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto (Dealerships segment), and the entities comprising TCA. We have determined that the operations of TCA comprise a separate operating and reportable segment to that of our dealerships operations and have therefore allocated goodwill of $1.64 billion associated with the LHM Acquisition to each of our reportable segments. Approximately $710.3 million of goodwill was allocated to the TCA segment and $929.0 million was allocated to the Dealerships segment. This allocation is preliminary and subject to change once the purchase price allocation is finalized.
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
Our identifiable intangible assets, other than goodwill, are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level, and the value of business acquired ("VOBA") which is recorded at the TCA operating unit level. We recorded VOBA of $5.6 million in connection with the acquisition of TCA. VOBA reflects the estimated fair value of the expected future profits in unearned premium for in-force service contracts acquired in the LHM Acquisition. VOBA is based on actuarially determined projections, by each type of service contract, of future charges, premiums, claims, operating expenses, investment returns and other factors. VOBA is reflected in Other long-term assets within the Consolidated Balance Sheets and is amortized over the period of the underlying contracts.
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
The changes in fair value on our hedges is reported as a component of Accumulated Other Comprehensive Loss on the accompanying Consolidated Balance Sheets, and reclassified to Other interest expense, net in the accompanying Consolidated Statements of Income in the period during which the hedged transaction affects earnings.
Self-insurance Programs
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

Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). Under that guidance, the transaction price is attributed to the underlying performance obligations in the contract and revenue is deferred and recognized as income as the Company satisfies the performance obligations in the contract and as the obligations under the contracts are performed. Incremental costs of obtaining a contract are capitalized and amortized to the extent that the Company expects to recover those costs. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or performing a service to a customer. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
New vehicle and used vehicle retail
Revenue from the sale of new and used vehicles is recognized when the terms of the customer contract are satisfied which generally occurs with the signing of the sales contract and transfer of control of the vehicle to the customer. Payment is generally received at the time of sale or from a third-party financial institution within a short period of time following the sale of the vehicle. Amounts due from third-party financial institutions are reflected in Contracts-in-transit or vehicle receivables within Accounts receivable, net on our Consolidated Balance Sheets. Costs associated with incidental items that are immaterial in the context of the contract are accrued at the time of sale.
Used vehicle wholesale
Proceeds from the sale of these vehicles are recognized in used vehicle revenue upon transfer of control to end-users at auction.
Sale of vehicle parts and accessories
The Company recognizes revenue upon transfer of control to the customer which occurs at a point in time. Payment is typically received when control of the parts and accessories transfers to the customer or within 30 days of such time. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized.
Vehicle repair and maintenance services
The Company provides vehicle repair and maintenance services to its customers pursuant to the terms and conditions included within the customer contract ("repair order"). Payment for services are typically received upon completion of the services or within 30 days following the completion of the services. Certain of these services are provided by the Dealerships segment to TCA customers in connection with claims related to TCA's vehicle protection products. Revenues recorded by the Dealerships segment and the associated claims expenses recorded by the TCA segment are eliminated upon consolidation. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. As such, the Company recognizes revenue over time as the Company satisfies its performance obligation. Additionally, the Company has determined that parts and labor are not individually distinct in the context of a repair order and therefore treated as a single performance obligation.
Finance and insurance, net
Within the Dealership segment, we receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed asset protection debt cancellation, and other products, to end-users. In addition, we record commissions received from our TCA segment related to the sale of TCA's various vehicle protection F&I products. Finance and insurance commission revenue is recognized at the point of sale since our performance obligation is to arrange financing or facilitating the sale of a third party's products or services to our customers.
The dealerships commission arrangements with TCA, third-party lenders and insurance administrators consists of fixed ("upfront") and variable consideration. Variable consideration includes commission chargebacks ("chargebacks") in the event a contract is prepaid, defaulted upon, or terminated by the end-user. The Company reserves for future chargebacks based on historical chargeback experience and the termination provisions of the applicable contract, and these reserves are established in the same period that the related revenue is recognized. Commissions revenue and related reserves for future chargebacks in connection with the sale of TCA F&I products by our dealerships, are eliminated in consolidation.
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
Within our TCA segment, all revenue other than investment and interest income is the result of contracts with customers. Each contract is considered to have a single performance obligation which extends over the life of the contract. Revenue is recognized over the contract term in proportion to the amount of insurance protection provided. Expenses are matched with earned premiums resulting in recognition of profits over the life of the contracts. These expenses include the incremental costs incurred, primarily in the form of commissions, to obtain the contracts with customers. These commissions are primarily paid to affiliated dealerships and are therefore eliminated upon consolidation. Unearned premium reserves are established to cover the unexpired portion of premiums written.
Deferred Revenue
We earn and recognize premium revenue related to the TCA segment over the period of the related service contract. Accordingly, we record deferred revenue as we ratably recognize revenue over the service contract period.
Unpaid Losses and Loss Adjustment Expense Reserve
Losses and loss adjustment expense reserves represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred through December 31, 2021. The Company does not discount liabilities for unpaid losses or unpaid loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuation and statistical analysis. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income from operations.
Claims are counted when incidents that may result in a liability are reported and are based on policy coverage.
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
Intersegment Elimination
TCA's vehicle protection products are sold primarily through affiliated dealerships and the revenue from the related commissions are included in F&I revenue in the Dealerships segment revenue before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. Revenues recorded by the Dealerships segment and the associated claims expenses recorded by the TCA segment are eliminated upon consolidation. Intersegment revenues and profits from contracts and services are eliminated in consolidation. See Note 20 "Segment Information" for further details.
Share-Based Compensation
We record share-based compensation expense under the fair value method on a straight-line basis over the vesting period, unless the awards are subject to performance conditions, in which case we recognize the expense over the requisite service period of each separate vesting tranche. In addition, we account for the forfeiture of share-based awards as they occur.
Share Repurchases
Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as treasury stock. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings. The Company did not repurchase any shares under the Repurchase Program or retire any treasury shares during 2021 and 2020.
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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense totaled $30.7 million, $25.5 million and $34.4 million for the years ended December 31, 2021, 2020 and 2019, which was net of earned advertising credits of $22.4 million, $19.6 million, and $21.1 million, respectively, and is included in Selling, general, and administrative expense in the accompanying Consolidated Statements of Income.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets held for sale as of December 31, 2021 and 2020 in the accompanying Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable.
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
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable through our 2019 Senior Credit Facility ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Consolidated Statement of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2019 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturers from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2019 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
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
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to a concentration of credit risk, consist principally of cash deposits and investments. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts maintained with these financial institutions are in excess of FDIC insurance limits. In addition, we maintain a diverse investment portfolio across various asset categories and limit our exposure through the kind, quality and concentration of these investments. As of December 31, 2021, the Company had total investments of $134.5 million.
We have substantial debt service obligations. As of December 31, 2021, we had total debt of $3.61 billion, which excludes floor plan notes payable, debt issuance costs, and the debt premium on the 4.5% Senior Notes (the "4.5% Notes") and 4.75% Senior Notes (the "4.75% Notes") due 2028 and 2030, respectively. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the third amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"), the indentures governing our 4.5% Notes, 4.625% Notes, 4.75% Notes and 5.0% Notes (the "Indentures"), and our other debt instruments. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2021, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	24%
American Honda Motor Co., Inc. (Honda and Acura)	19%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	13%
Ford Motor Company (Ford and Lincoln)	7%
Nissan North America, Inc. (Nissan and Infiniti)	5%
BMW of North America, LLC (BMW and MINI)	5%

No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2021.
Segment Reporting
As of December 31, 2021, the Company had two reportable segments: (1) Dealerships; and (2) TCA. Prior to the acquisition of TCA as part of the LHM Acquisition, we had one reportable segment as the geographic dealership groups are aggregated into one reportable segment. Segment information is discussed further in Note 20 "Segment Information".
Recent Accounting Pronouncements
Effective October 1, 2021, the Company adopted Financial Accounting Standard Board Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquiring entity to apply ASC Topic 606 to recognize and measure contract assets acquired and contract liabilities assumed in a business combination. The Company applied ASC Topic 606 in recording contract assets acquired and contract liabilities assumed in business combinations that occurred in the quarter ended December 31, 2021. We assumed contract liabilities or deferred revenue of $644.3 million in connection with the LHM Acquisition which closed in December 2021.
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. The guidance in these standards apply to contract accounting, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and provides optional expedients and exceptions for a limited time to ease the potential burden in accounting for reference rate reform. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. LIBOR benchmarking is utilized in our debt (including mortgages), revolving credit facilities, floorplan facilities, and interest rate swaps. We are in the process of amending our LIBOR-based debt arrangements and related hedging to revise their interest basis from LIBOR to a Secured Overnight Financing Rate ("SOFR"). The impact of these proposed amendments to our debt arrangements along with the adoption of the provisions from this standard is not anticipated to have a material impact on our Consolidated Financial Statements.
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
Effective January 1, 2019, the Company adopted the new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASC 842”). For additional information, please refer to Note 19 "Leases" within the accompanying Notes to Consolidated Financial Statements for additional information.
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

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the year ended December 31,
	2021	2020	2019
	(In million)
Revenue:
New vehicle	$4,934.1	$3,767.4	$3,863.3
Used vehicle retail	3,055.9	1,930.0	1,941.3
Used vehicle wholesale	259.7	239.5	190.3
New and used vehicle	8,249.7	5,936.9	5,994.9
Sale of vehicle parts and accessories	212.0	140.1	148.8
Vehicle repair and maintenance services	970.9	749.7	750.6
Parts and services	1,182.9	889.8	899.4
Finance and insurance, net	405.1	305.1	316.0
Total revenue	$9,837.7	$7,131.8	$7,210.3
Contract Assets
Changes in contract assets during the period are reflected in the table below. Contract assets related to vehicle repair and maintenance services are transferred to receivables when a repair order is completed and invoiced to the customer. Certain incremental sales commissions payable to obtain an F&I revenue contract with a customer have been capitalized and are amortized using the same pattern of recognition applicable to the associated F&I revenue contract.

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets (Current), December 31, 2019	$4.8	$12.3	$—	$17.1
Transferred to receivables from contract assets recognized at the beginning of the period	(4.8)	(12.3)	—	(17.1)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	7.1	13.3		20.4
Contract Assets (Current), December 31, 2020	7.1	13.3	—	20.4
Transferred to receivables from contract assets recognized at the beginning of the period	(7.1)	(14.7)	—	(21.8)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	12.3	14.9	1.4	28.6
Contract Assets (Current), December 31, 2021	$12.3	$13.5	$1.4	$27.2
The Company acquired $644.3 million in Deferred revenue as part of the LHM Acquisition in December 2021. As of December 31, 2021, we had $647.8 million of Deferred revenue reflected in the Consolidated Balance Sheet.
3. ACQUISITIONS AND DIVESTITURES
Results of acquired businesses, which are primarily dealerships, are included in our accompanying Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Upon the completion of purchase accounting, the fair value of our manufacturer franchise rights are determined as of the acquisition date, by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.
LHM Acquisition
On December 17, 2021, we completed the acquisition of the equity interests of, and the real property related to the businesses of the Larry H. Miller Dealerships and the Total Care Auto, Powered by Landcar business. The acquisition diversifies Asbury's geographic mix, with entry into six Western states; Arizona, Utah, New Mexico, Idaho, California and Washington, and adds to the Company’s growing Colorado presence.

As a result of the LHM Acquisition, we acquired 54 new vehicle dealerships, seven used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA Business for a total purchase price of approximately $3.48 billion. The real property was acquired in escrow, to be released, together with the related portion of the preliminary purchase consideration, subject to the satisfaction of certain title related conditions. The preliminary purchase price was paid in cash.
The sources of the preliminary purchase consideration are as follows:

(In millions)
Cash, net of cash acquired	$195.0
Common stock offering	666.9
Senior notes	1,578.5
Real estate facility	513.0
New vehicle floor plan facility	183.5
Used vehicle floor plan facility	51.0
Payable to sellers	6.0
Preliminary purchase price, net of cash acquired	$3,193.9

Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

(In millions)
Summary of Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$287.4
Investments	133.5
Contracts-in-transit, net	99.5
Accounts receivable, net	110.0
Inventories, net	285.0
Other current assets	25.4
Total current assets	940.8
Property and equipment, net	792.6
Goodwill	1,639.3
Intangible franchise rights	870.0
Operating lease right-of-use assets	34.1
Deferred income taxes	136.5
Other long-term assets	5.6
Total assets acquired	4,418.9
Accounts payable and accrued liabilities	234.0
Operating lease liabilities	34.1
Deferred revenue	644.3
Other long-term liabilities	25.2
Total liabilities assumed	937.6
Net assets acquired	$3,481.3
The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Larry H. Miller. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to the following significant items: (i) finalizing the review and valuation of land, land improvements, buildings and non-real property and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of manufacturer franchise rights (including key assumptions, inputs and estimates), (iii) finalizing the review of the actuarial inputs to the value of business added intangible asset for TCA, (iv) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (v) finalizing our review of certain assets acquired and liabilities assumed, (vi) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (vii) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. Additionally, the total consideration transferred is subject to certain post-close adjustments. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period.
The Company recorded $4.9 million of acquisition related costs during the year ended December 31, 2021. These costs are included in Selling, general, and administrative in the Consolidated Statements of Income.
The Company's Consolidated Statements of Income included revenue and net income attributable to LHM from December 17, 2021 through December 31, 2021 of $256.4 million and $15.7 million, respectively.

The following represents the unaudited pro forma information as if LHM had been included in the consolidated results of the Company since January 1, 2020:

	For the Year Ended December 31,
	2021	2020
	(In millions)
	(Unaudited)
Pro forma revenue	$15,431.5	$12,927.3
Pro forma net income	$777.3	$359.9
This pro forma information incorporates the Company's accounting policies and adjusts the results of the LHM Acquisition for depreciation, rent expense, and interest expense assuming that the fair value adjustments and indebtedness incurred in connection with the LHM Acquisition had occurred on January 1, 2020. They have also been adjusted to reflect the $4.9 million of acquisition related costs incurred during 2021 as having occurred on January 1, 2020.
Park Place Acquisition
On December 11, 2019, we announced the proposed acquisition of substantially all of the assets of the businesses of the Park Place Dealership family of entities (collectively, "Park Place") pursuant to that certain Asset Purchase Agreement, dated as of December 11, 2019, among the Company, Park Place and the other parties thereto (the "2019 Asset Purchase Agreement"), and related agreements and transactions (collectively, the "2019 Acquisition"). On March 24, 2020, as a result of the uncertainties related to the COVID-19 pandemic we delivered notice to the sellers terminating the 2019 Acquisition pursuant to the terms of the related agreements and transactions in exchange for the payment of $10.0 million of liquidated damages which is reflected in our accompanying Consolidated Statements of Income as Other operating (income) expense, net. See Note 14 "Debt" for details related to the impact on certain financing arrangements as a result of terminating the 2019 Acquisition.
On July 6, 2020, the Company, through two of its subsidiaries, entered into an Asset Purchase Agreement with certain members of the Park Place Dealership group, to acquire substantially all of the assets of, and lease the real property related to, 12 new vehicle dealership franchises (8 dealership locations), two collision centers and an auto auction (collectively, the "Park Place Acquisition"). The Park Place acquisition was completed on August 24, 2020 and financed through a combination of cash, floor plan facilities and seller financing. The seller financing comprised $150.0 million in aggregate principal amount of a 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of a 4.00% promissory note due February 2022 (collectively, the "Seller Notes"). In September 2020, the Company redeemed the Seller Notes with proceeds from the offering of 4.50% Notes due 2028 and 4.75% Notes due 2030. See Note 14 "Debt" for further details.
The sources of the purchase consideration are as follows:

(In millions)
Cash	$527.4
Seller notes	200.0
New vehicle floor plan facility	127.5
Used vehicle floor plan facility	35.0
Purchase price	$889.9
Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on information currently available. For the year ended December 31, 2021, we recorded a $1.5 million measurement period adjustment to Property and equipment and Goodwill, respectively. The following table summarizes the allocation of the purchase price:

(In millions)
Summary of Assets Acquired and Liabilities Assumed
Inventories	$120.8
Loaner vehicles	57.0
Property and equipment	36.5
Goodwill	360.4
Manufacturer franchise rights	324.0
Operating lease right-of-use assets	202.7
Total assets acquired	1,101.4
Operating lease liabilities	(202.2)
Other liabilities	(9.3)
Total liabilities assumed	(211.5)
Net assets acquired	$889.9
On May 20, 2021, we exercised the purchase option for certain Park Place real estate leases whose original operating lease right-of-use assets and liabilities totaled $99.5 million. We acquired these properties for $217.1 million which was partly financed through the 2021 BofA Real Estate Facility.
The Company's Consolidated Statements of Income included revenue attributable to Park Place for the year ended December 31, 2021 of $1.79 billion.
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
This pro forma information incorporates the Company's accounting policies and adjusts the results of Park Place for depreciation, rent expense, and interest expense assuming that the fair value adjustments and indebtedness incurred in connection with the Park Place Acquisition had occurred on January 1, 2019. They have also been adjusted to reflect the $1.3 million of acquisition related costs incurred during 2020 as having occurred on January 1, 2019. The pro forma information also assumes that the September 2020 divestiture of the Lexus Greenville dealership, which was related to the Park Place Acquisition, occurred on January 1, 2019.
Other Acquisitions and Divestitures
In addition to the LHM Acquisition during the year ended December 31, 2021, we acquired the assets of 11 franchises (10 dealership locations) in in the Denver, Colorado market and three franchises (one dealership location) in the Indianapolis, Indiana market for a combined purchase price of $485.7 million. We funded these acquisitions with an aggregate of $455.1 million of cash and $9.6 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $21.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.0 million of purchase price holdbacks related to current and prior year acquisitions during the year ended December 31, 2021.
In addition to the Park Place Acquisition during the year ended December 31, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a combined purchase price of $63.6 million. We funded this acquisition with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, this acquisition included purchase price holdbacks of $2.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $2.5 million of purchase price holdbacks related to current and prior year acquisitions during the year ended December 31, 2020.
During the year ended December 31, 2019, we acquired the assets of nine franchises (five dealership locations) and one collision center in the Indianapolis, Indiana market and one franchise (one dealership location) in the Denver, Colorado market for a combined purchase price of $210.4 million. We funded these acquisitions with an aggregate of $153.9 million of cash and $55.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $1.2 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $ 0.8 million of purchase price holdbacks related to a prior year acquisition.
Goodwill and manufacturer franchise rights associated with our Dealership segment acquisitions will be deductible for federal and state income tax purposes ratably over a 15-year period.
Below is the allocation of the purchase price for the acquisitions (other than the LHM Acquisition and the Park Place Acquisition) for the years ended December 31, 2021 and 2020. For the 11 franchises (10 dealership locations) in the Denver, Colorado market and three franchises (one dealership location) in the Indianapolis, Indiana market acquired in 2021, the preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. Additionally, the total consideration transferred is subject to certain post-close adjustments. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period.

	For the Year Ended December 31,
	2021	2020
	(In millions)
Inventory	$38.3	$29.8
Real estate	99.9	14.5
Property and equipment	4.4	0.4
Goodwill	187.2	5.4
Manufacturer franchise rights	150.5	13.8
Loaner vehicles	8.9	—
Other	(3.5)	(0.3)
Total purchase price	$485.7	$63.6
During the year ended December 31, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market. The Company recorded a pre-tax gain totaling $8.0 million, which is presented in our accompanying Consolidated Statements of Income as Gain on dealership divestitures, net.
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

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
Vehicle receivables	$73.1	$61.2
Manufacturer receivables	44.0	57.1
Other receivables	114.3	38.4
Total accounts receivable	231.4	156.7
Less—Allowance for credit losses	(1.6)	(1.2)
Accounts receivable, net	$229.8	$155.5
5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
New vehicles	$206.5	$640.0
Used vehicles	402.0	188.5
Parts and accessories	109.9	46.7
Total inventories, net (a)	$718.4	$875.2
____________________________
(a) Amounts reflected for inventory as of December 31, 2021, excluded $24.1 million, of inventories classified as Assets held for sale.
The lower of cost and net realizable value reserves reduced total inventory cost by $7.7 million and $6.7 million, respectively as of December 31, 2021 and December 31, 2020. As of December 31, 2021 and December 31, 2020, certain automobile manufacturer incentives reduced new vehicle inventory cost by $1.2 million and $8.3 million, respectively, and reduced new vehicle cost of sales for the year ended December 31, 2021, 2020, and 2019 by $60.4 million, $47.0 million, and $45.7 million, respectively. New vehicle inventories as of December 31, 2021 have decreased from December 31, 2020 as a result of manufacturer production challenges caused by the semiconductor chip shortage.

6. ASSETS HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals,(ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2021	2020
	(In millions)
Assets:
Inventory	$24.1	$—
Loaners, net	4.6	—
Property and equipment, net	110.8	28.3
Operating lease right-of-use assets	7.1	—
Goodwill	118.5	—
Franchise rights	110.0	—
Total Assets held for sale	375.1	28.3
Liabilities:
Floor plan notes payable—non-trade	9.1	—
Loaners/ Notes payable	4.6	—
Current maturities of long-term debt	—	0.5
Current maturities of operating leases	2.7	—
Long-term debt	—	8.4
Operating lease liabilities	4.4	—
Total Liabilities associated with assets held for sale	20.8	8.9
Net assets held for sale	$354.3	$19.4
As of December 31, 2021, assets held for sale consisted of eight franchises (eight dealership locations) in addition to one real estate property not currently used in our operations. Assets and liabilities associated with these dealerships and properties totaled $375.1 million and $20.8 million, respectively.
As of December 31, 2020, assets held for sale consisted of three real estate properties not used in our operations. Assets and liabilities associated with these properties totaled $28.3 million and $8.9 million, respectively.
During the year ended December 31, 2021, the Company sold one franchise (one dealership location) for a pre-tax gain totaling $8.0 million and two vacant properties with a net book value of $12.5 million.
During the year ended December 31, 2020, the Company sold nine franchises (eight dealership locations) and one collision center for a pre-tax gain totaling $62.3 million and one vacant property with a net book value of $3.7 million.
During the year ended December 31, 2020, we recorded $0.7 million of impairment expense related to a real estate property we were actively marketing to sell, based on offers received from prospective buyers and third-party brokers' opinions of value. We did not record impairment expense associated with real estate properties that we were actively marketing to sell during the year ended December 31, 2021.

7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
Loaner vehicles	$150.3	$136.0
Contract assets (see Note 2)	27.2	20.4
Prepaid expenses	12.7	13.4
Prepaid taxes	4.6	7.1
Deposits	1.5	1.1
Other	7.4	5.8
Other current assets	$203.7	$183.8
8. INVESTMENTS
The acquisition of TCA included an investment portfolio funded primarily by product premiums. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale, equity securities, and other investments measured at net asset value are as follows:

	As of December 31, 2021
	Amortized Cost	Allowance For Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$11.0	$—	$—	$—	$11.0
U.S Treasury	7.5	—	—	(0.1)	7.4
Municipal	27.9	—	0.4	(0.1)	28.2
Corporate	9.5	—	0.1	(0.1)	9.5
Mortgage and other asset-backed securities	8.8	—	0.1	(0.1)	8.8
Total debt securities	64.7	—	0.6	(0.4)	64.9
Common stock	65.2	—	—	—	65.2
Other investments measured at net asset value	4.4	—	—	—	4.4
Total investments	$134.3	$—	$0.6	$(0.4)	$134.5
As of December 31, 2021, the Company had $0.6 million of accrued interest receivable, which is included in Other current assets on the Consolidated Balance Sheet. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of December 31, 2021
	Amortized Costs	Fair Value
	(In millions)
Due in 1 year or less	$11.0	$11.0
Due in 1-5 years	44.6	44.8
Due in 5-10 years	0.3	0.3
Due after 10 years	—	—
Total by maturity	55.9	56.1
Mortgage and other asset-backed securities	8.8	8.8
Common stock	65.2	65.2
Other investments measured at net asset value	4.4	4.4
Total investment securities	$134.3	$134.5
There were no gross gains and losses realized related to sales of available-for-sale debt securities carried at fair value from the acquisition date of December 17, 2021 to December 31, 2021

The following table summarizes the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses as of December 31, 2021. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position of 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2021. All investments were acquired in the LHM acquisition on December 17, 2021, therefore there are no unrealized losses greater than 12 months at December 31, 2021.

	As of December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S Treasury	7.1	(0.1)	—	—	7.1	(0.1)
Municipal	10.0	(0.1)	—	—	10.0	(0.1)
Corporate	6.4	(0.1)	—	—	6.4	(0.1)
Mortgage and other asset-backed securities	5.8	(0.1)	—	—	5.8	(0.1)
Total debt securities	$29.3	$(0.4)	$—	$—	$29.3	$(0.4)
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. The credit loss model under ASC 326-30, applicable to the available-for-sale debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors as described in Note 1. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the year ended December 31, 2021.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
Land	$704.3	$350.5
Buildings and leasehold improvements	1,338.5	691.6
Machinery and equipment	128.8	107.4
Furniture and fixtures	87.3	72.9
Company vehicles	12.1	9.5
Construction in progress	46.9	19.9
Gross property and equipment	2,317.9	1,251.8
Less—Accumulated depreciation	(327.9)	(295.6)
Property and equipment, net (a)	$1,990.0	$956.2
______________________________
(a) Amounts reflected for Property and equipment, net as of December 31, 2021 and 2020, excluded $110.8 million and $28.3 million, respectively classified as Assets held for sale. In addition, Property and equipment, net as of December 31, 2021 and 2020 included finance leases of $8.4 million and $14.6 million, respectively.
During the years ended December 31, 2021, 2020, and 2019, we capitalized $0.8 million, $0.4 million, and $0.6 million, respectively, of interest in connection with various capital projects to upgrade or remodel our facilities. Depreciation expense was $41.9 million, $38.5 million, and $36.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
10. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
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
On December 17, 2021, the Company completed the LHM Acquisition, thereby acquiring 54 new vehicle dealerships, seven used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA operations for a total purchase price of $3.48 billion. We preliminarily recorded goodwill of $1.64 billion, franchise rights of $870.0 million and value of business acquired ("VOBA") of $5.6 million in connection with the LHM Acquisition.
We determined that the TCA operations are a separate operating and reportable segment from our dealership operations and have therefore allocated goodwill of $1.64 billion associated with the LHM Acquisition between our reportable segments. Approximately $710.3 million of goodwill was allocated to the TCA segment and $929.0 million was allocated to the Dealerships segment. This allocation is preliminary and subject to change once the purchase price allocation is finalized. Values may differ, possibly materially, when final information becomes available that differs from current estimates.
As a result of the LHM Acquisition, the Company now operates in two reportable segments namely, the Dealerships and TCA segments.

The changes in goodwill and intangible franchise rights for the years ended December 31, 2021 and 2020 are as follows:

Goodwill
(In millions)
Balance as of December 31, 2019 (a)	$201.7
Acquisitions	364.3
Divestitures	(9.1)
Reclassified from assets held for sale	5.3
Balance as of December 31, 2020 (a)	$562.2
Acquisitions	1,828.6
Divestitures	(0.6)
Reclassified to assets held for sale	(118.5)
Balance as of December 31, 2021 (a)	$2,271.7
_____________________________
(a) Net of accumulated impairment losses of $537.7 million recorded prior to the year ended December 31, 2019.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2019	$121.7
Acquisitions	337.8
Divestitures	(11.3)
Impairments	(23.0)
Balance as of December 31, 2020	$425.2
Acquisitions	1,020.5
Reclassified to assets held for sale	(110.0)
Balance as of December 31, 2021	$1,335.7
We elected to perform a qualitative assessment for our October 1, 2021 goodwill and franchise rights impairment testing and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying value. We did not record an impairment charge for goodwill or franchise rights in the year ended December 31, 2021.
As a result of the adverse impact on our dealership operations caused by the COVID-19 pandemic in the first quarter of 2020, the Company considered the extent to which the COVID-19 impacts combined with other relevant circumstances (e.g., the results of the Company’s impairment test) could affect the significant inputs used to determine the fair value of the Company’s franchise rights and goodwill associated with the Company’s reporting units.
To the extent that we determined that the totality of events and circumstances, and their effect on the significant inputs into the fair value determination of our franchise rights and reporting units, would more likely than not lead to an impairment of the carrying value of the franchise rights or goodwill reporting units, we performed quantitative impairment tests as of March 31, 2020. The quantitative impairment tests for franchise rights included a comparison of the estimated fair value to the carrying value of each franchise right asset. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions related to the cash flows directly attributable to the franchise. These assumptions include year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses. The results of the quantitative impairment testing identified that the carrying values of certain of our franchise rights assets exceeded their fair value. As a result, we recognized a $23.0 million pre-tax non-cash impairment charge during the three months ended March 31, 2020.
We also performed qualitative assessments on the remaining franchise rights and goodwill reporting units as of March 31, 2020. The results of our quantitative and qualitative assessments indicated that the carrying value of goodwill related to all reporting units did not exceed their fair value.
11. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Trade on our Consolidated Balance Sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
Floor plan notes payable—trade	$39.3	$71.7
Floor plan notes payable offset account	(2.0)	(6.8)
Total floor plan notes payable—trade, net	$37.3	$64.9
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
12. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Non-Trade on our Consolidated Balance Sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
Floor plan notes payable—new non-trade (a)	$314.7	$715.9
Floor plan notes payable—used non-trade	294.0	—
Floor plan notes payable offset account	(81.5)	(78.6)
Total floor plan notes payable—non-trade, net	$527.2	$637.3
___________________________
(a) Amounts reflected for Floor plan notes payable—new non-trade as of December 31, 2021, excluded $9.1 million classified as Liabilities associated with assets held for sale.
2019 Senior Credit Facility
In connection with the LHM Acquisition, as of October 29, 2021 we entered into a Third Amendment (the "October 29, 2021 Amendment") to the Third Amended and Restated Credit Agreement dated September 25, 2019 with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility").
As a result of the October 29, 2021 Amendment, among other things, the 2019 Senior Credit Facility (1) increased the aggregate commitments under the Revolving Credit Facility to $450.0 million (2) increased the aggregate commitments under the Used Vehicle Floorplan Facility to $350.0 million, (3) increased the aggregate commitments under the New Vehicle Floorplan Facility to $1.75 billion, (4) removed our minimum consolidated current ratio covenant, and (5) permitted the use of borrowings under the 2021 Senior Credit Facility to fund a portion of the consideration for the LHM Acquisition.
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
The representations and covenants contained in the 2019 Senior Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2019 Senior Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
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

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
Accounts payable	$163.9	$97.6
Loaner vehicles notes payable (a)	146.3	132.7
Taxes payable	125.7	69.1
Accrued compensation	118.5	43.7
Accrued insurance	27.9	24.3
Accrued finance and insurance chargebacks	31.5	23.3
Accrued interest	24.3	16.4
Customer deposits	23.2	8.7
Unearned premium	13.0	—
Accrued licenses and regulatory fees	9.6	9.6
Customer we owe liabilities	7.0	2.8
Accrued advertising	3.3	3.2
Other	48.7	19.5
Accounts payable and accrued liabilities	$742.9	$450.9
____________________________
(a) Amounts reflected for Loaner vehicles notes payable as of December 31, 2021, excluded $4.6 million classified as Liabilities associated with assets held for sale.

14. DEBT
Long-term debt consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
4.50% Senior Notes due 2028	405.0	405.0
4.625% Senior Notes due 2029	800.0	—
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	—
Mortgage notes payable bearing interest at fixed rates (the weighted average interest rates were 4.6% and 5.4% for the year ended December 31, 2021 and 2020, respectively)	71.7	79.2
2021 Real Estate Facility	689.7	—
2021 BofA Real Estate Facility	180.7	—
2018 Bank of America Facility	78.8	84.2
2018 Wells Fargo Master Loan Facility (a)	81.9	86.9
2013 BofA Real Estate Facility	31.1	33.6
2015 Wells Fargo Master Loan Facility (b)	53.2	61.7
2019 Syndicated Revolving Credit Facility	169.0	—
Finance lease liability	8.4	16.6
Total debt outstanding	3,614.5	1,212.2
Add—unamortized premium on 4.50% Senior Notes due 2028	1.0	1.2
Add—unamortized premium on 4.75% Senior Notes due 2030	1.8	2.1
Less—debt issuance costs	(34.7)	(13.7)
Long-term debt, including current portion	3,582.6	1,201.8
Less—current portion, net of debt issuance costs	(62.5)	(36.6)
Long-term debt	$3,520.1	$1,165.2
____________________________
(a) Amounts reflected for the 2018 Wells Fargo Master Loan Facility as of December 31, 2020, exclude $5.1 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2015 Wells Fargo Master Loan Facility as of December 31, 2020, exclude $3.8 million classified as Liabilities associated with assets held for sale.
The aggregate maturities of long-term debt as of December 31, 2021 are as follows (in millions):

2022	$53.7
2023	75.9
2024	263.7
2025	142.7
2026	574.3
Thereafter	2,504.2
Total maturities of long-term debt	$3,614.5
Senior Notes issued in 2021
In connection with the LHM Acquisition, on November 19, 2021, the Company completed its offering of $800 million aggregate principal amount of 4.625% senior notes due 2029 (the “2029 Notes”) and $600 million aggregate principal amount of 5.000% senior notes due 2032 (the “2032 Notes”).
The Company paid lender fees of $17.5 million in conjunction with the offering of the 2029 Notes and 2032 Notes and incurred additional debt issuance costs of $4.0 million.
The lender fees and other debt issuance costs incurred are being amortized over the terms of the 2029 and 2032 Notes using the effective interest method.

The 2029 Notes will mature on November 15, 2029. We may redeem some or all of the 2029 Notes at any time on and after November 15, 2024 at redemption prices specified in the 2029 Notes Indenture. Prior to November 15, 2024, we may also redeem up to 40% of the aggregate principal amount of the 2029 Notes using the proceeds from certain equity offerings at a redemption price of 104.625% of their principal amount plus accrued and unpaid interest, if any, to, but not including the redemption date. In addition, we may redeem some or all of the 2029 Notes at any time prior to November 15, 2024 at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the 2029 Notes Indenture, and accrued and unpaid interest, if any. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2029 Notes.
The 2032 Notes mature on February 15, 2032. We may redeem some or all of the 2032 Notes at any time on and after November 15, 2026 at redemption prices specified in the 2032 Notes Indenture. Prior to November 15, 2026, we may also redeem up to 40% of the aggregate principal amount of the 2032 Notes using the proceeds from certain equity offerings at a redemption price of 105.000% of their principal amount plus accrued and unpaid interest to, if any, but not including the redemption date. In addition, we may redeem some or all of the 2032 Notes at any time prior to November 15, 2026 at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the 2032 Notes Indenture, and accrued and unpaid interest, if any. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2032 Notes.
We are a holding company with no independent assets or operations. For all relevant periods presented, our 2029 Notes and 2032 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries other than Landcar Administration Company, Landcar Agency, Inc., and Landcar Casualty Company (collectively, the “TCA Non-Guarantor Subsidiaries”).
Senior Notes issued in 2020
In connection with the 2019 Acquisition, on February 19, 2020, the Company completed its offering of senior unsecured notes (the "February 2020 Offering"), consisting of $525.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the "Existing 2028 Notes") and together with the Additional 2028 Notes ((as defined below), the "2028 Notes") and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the "Existing 2030 Notes" and, together with the Existing 2028 Notes, the "Existing Notes") and together with the Additional 2030 Notes ((as defined below), the "2030 Notes"). The Company paid lender fees of $6.8 million in conjunction with the February 2020 Offering and incurred additional debt issuance costs of $3.1 million.
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
In September 2020, the Company completed an issuance of $250.0 million aggregate principal amount of additional senior unsecured notes (the "September 2020 Offering") consisting of $125.0 million aggregate principal amount of additional 4.50% Senior Notes due 2028 (the "Additional 2028 Notes") at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional 4.75% Senior Notes due 2030 (the "Additional 2030 Notes" and together with the Additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020. After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from the September 2020 Offering. The $3.5 million premium paid by the initial purchasers of the Additional Notes was recorded as a component of long-term debt on our Consolidated Balance Sheet and is being amortized as a reduction of interest expense over the remaining term of the Additional Notes. The proceeds of the September 2020 Offering were used to redeem the Seller Notes issued in connection with the Park Place Acquisition and repay approximately $50.0 million in aggregate principal amount outstanding under our Revolving Credit Facility.
The lender fees and other debt issuance costs incurred are being amortized over the terms of the Notes using the effective interest method.
The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The February 2020 Offering, together with additional borrowings and cash on hand, was incurred to (i) fund the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of the 6.0% Notes (the "6.0% Notes") and (iii) pay fees and expenses in connection with the foregoing.

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
We are a holding company with no independent assets or operations. For all relevant periods presented, our 2028 Notes and 2030 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries other than the TCA Non-Guarantor Subsidiaries.
6.0% Senior Subordinated Notes due 2024
On February 3, 2020, we issued a conditional notice of redemption to the holders of our 6.0% Senior Subordinated Notes due 2024, notifying such holders that we intended to redeem all of the 6.0% Notes. On March 4, 2020, the 6.0% Notes were redeemed at 103% of par, plus accrued and unpaid interest to, but excluding, the date of redemption. We recorded a loss on extinguishment of the 6.0% Notes of $19.1 million which comprised a redemption premium of $18.0 million and the net write-off of the unamortized premium and debt issuance costs of $1.1 million related to the 6.0% Notes on the redemption date.
Seller Notes
The Seller Notes comprised $150.0 million in aggregate principal amount of 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of a 4.00% promissory note due February 2022 and were issued on August 24, 2020 in conjunction with the Park Place Acquisition. In September 2020, the Company redeemed the Seller Notes with the proceeds of the September 2020 Offering.
Mortgage Financings
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages") and other lenders. As of December 31, 2021 and 2020, we had total mortgage notes payable outstanding of $71.7 million and $79.2 million, respectively, which are collateralized by the associated real estate.
2021 Real Estate Facility
On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $689.7 million (the “2021 Real Estate Facility”). The Company used the proceeds from these borrowings to finance the purchase of the real property in connection with the LHM Acquisition as well as other recent acquisitions and other unencumbered real property.
Term loans under the 2021 Real Estate Facility bear interest, at our option, based on (1) Daily Simple SOFR plus 1.55% - 1.95% per annum (as determined by the consolidated total lease adjusted leverage ratio), or (2) the Base Rate (as described below) plus 0.55% - 0.95% per annum (as determined by the consolidated total lease adjusted leverage ratio). The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, (iii) the Daily Simple SOFR plus 1.0% and (iv) 1.00%. We will be required to make 20 consecutive quarterly principal payments of 1.25% of the initial amount of each loan, with a balloon repayment of the outstanding principal amount of loans due on the maturity date. The 2021 Real Estate Facility matures five years from the initial funding date. Borrowings under the 2021 Real Estate Facility are guaranteed by us, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
As of December 31, 2021, we had $689.7 million in term loans outstanding under the 2021 Real Estate Facility.
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
The representations and covenants in the 2021 BofA Real Estate Facility are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2021 BofA Real Estate Facility. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2021 BofA Real Estate Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2021 BofA Real Estate Facility to immediately repay all amounts outstanding thereunder.
As of December 31, 2021, we had $180.7 million in term loans outstanding under the 2021 BofA Real Estate Facility.
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
As of December 31, 2021 and 2020, we had $78.8 million and $84.2 million, respectively, in term loans outstanding under the 2018 BofA Real Estate Facility.
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
On June 26, 2020, the Company borrowed an additional $69.4 million under the 2018 Wells Fargo Master Loan Facility. As of December 31, 2021 and 2020, we had $81.9 million and $86.9 million, respectively, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility, which excludes amounts classified as Liabilities associated with assets held for sale.

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
As of December 31, 2021 and 2020, we had $53.2 million and $61.7 million, respectively, outstanding under the 2015 Wells Fargo Master Loan Facility, which excludes amounts classified as Liabilities associated with assets held for sale.
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
As of December 31, 2021 and 2020, we had $31.1 million and $33.6 million, respectively, in term loans outstanding under the 2013 BofA Real Estate Facility.
Summary of Mortgages
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and year of maturity as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$70.9	$152.2	2021-2024	$77.4	$201.7	2020-2024
Other mortgage debt	0.8	42.8	2021-2022	1.8	43.2	2020-2022
2021 Real Estate Facility	689.7	928.9	2026	—	—	—
2021 BofA Real Estate Facility	180.7	199.4	2031	—	—	—
2018 BofA Real Estate Facility	78.8	105.0	2025	84.2	106.2	2025
2018 Wells Fargo Master Loan Facility (a)	81.9	105.3	2028	86.9	112.9	2028
2013 BofA Real Estate Facility	31.1	71.8	2023	33.6	73.3	2023
2015 Wells Fargo Master Loan Facility (b)	53.2	95.3	2025	61.7	109.6	2025
Total mortgage debt	$1,187.1	$1,700.7		$345.6	$646.9

____________________________
(a) Amounts reflected for the 2018 Wells Fargo Master Loan Facility as of December 31, 2020 exclude $5.1 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2015 Wells Fargo Master Loan Facility as of December 31, 2020 exclude $3.8 million classified as Liabilities associated with assets held for sale.
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2019 Senior Credit Facility includes a $450.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations and is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2021, we had $10.8 million in outstanding letters of credit, $169.0 million drawn on our Revolving Credit Facility and $270.2 million of borrowing availability as of December 31, 2021. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
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
Stock Repurchase and Dividend Restrictions
The 2019 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage Ratio (as defined in the 2019 Senior Credit Facility and the Indentures) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. Subject to our continued compliance with a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to a base level plus the cumulative amount of (i) 50% of our net income (as defined in the 2019 Senior Credit Facility) plus (ii) 100% of any cash proceeds we receive from the sale of equity interests minus (iii) the dollar amount of share purchases made and dividends paid during the defined measurement periods, subject to certain exceptions. In the event that our Consolidated Total Leverage Ratio does (or would) exceed 3.0 to 1.0, the 2019 Senior Credit Facility and the Indentures would then also allow for restricted payments under mutually exclusive parameters, subject to certain exclusions.
Under the 2028 Senior Notes and 2030 Senior Notes, our most restrictive indentures, these parameters are:

•The Company may repurchase its own shares in an aggregate amount not to exceed $20.0 million in any fiscal year.

•The Company may otherwise make restricted payments only up the cumulative capacity above. Our restricted payment capacity balance as of December 31, 2021 was $958.6 million.
Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2021. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the agreement governing the 2019 Senior Credit Facility are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the agreement governing the 2019 Senior Credit Facility. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
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
The representations and covenants contained in the 2021 BofA Real Estate Facility are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2021 BofA Real Estate Facility. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2021 BofA Real Estate Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding thereunder
The representations and covenants contained in the 2021 Real Estate Facility are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2021 Real Estate Facility. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2021 Real Estate Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding thereunder
The representations and covenants contained in the 2018 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2018 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2018 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2018 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
The representations, warranties and covenants contained in the 2018 Wells Fargo Master Loan Agreement and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2018 Wells Fargo Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2018 Wells Fargo Master Loan Facility to immediately repay all amounts outstanding thereunder.
The representations, warranties and covenants contained in the 2015 Wells Fargo Master Loan Agreement and the related documents are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2015 Wells Fargo Master Loan Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2015 Wells Fargo Master Loan Facility to immediately repay all amounts outstanding thereunder.
The representations and covenants contained in the 2013 BofA Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2013 BofA Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2013 BofA Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the 2013 BofA Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.

15. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
Financial instruments consist primarily of cash and cash equivalents, investments, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable, and interest rate swap instruments. The carrying values of our financial instruments, with the exception of subordinated long-term debt and mortgage notes payable, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions, or (iii) existence of variable interest rates, which approximate market rates. The fair value of our subordinated long-term debt is based on reported market prices in an inactive market that reflects Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs.

A summary of the carrying values and fair values of our Notes and our mortgage notes payable is as follows:

	As of December 31,
	2021	2020
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$401.6	$400.9
4.625% Senior Notes due 2029	787.9	—
4.75% Senior Notes due 2030	441.2	440.6
5.00% Senior Notes due 2032	$590.9	$—
Mortgage notes payable (a)	1,183.6	343.7
Total carrying value	$3,405.2	$1,185.2

Fair Value:
4.50% Senior Notes due 2028	$413.6	$423.2
4.625% Senior Notes due 2029	815.0	—
4.75% Senior Notes due 2030	455.0	476.2
5.00% Senior Notes due 2032	621.8	—
Mortgage notes payable (a)	1,196.6	354.5
Total fair value	$3,502.0	$1,253.9
____________________________
(a) The balances as of December 31, 2020 exclude amounts classified as Liabilities associated with assets held for sale.

Interest Rate Swap Agreements
As of December 31, 2021, we had five interest rate swap agreements. In May 2021, we entered into a new interest rate swap agreement with a notional principal amount of $184.4 million which will reduce to $110.6 million at maturity. This swap, along with our existing swaps, was designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one month LIBOR rate, through each swap's maturity date as noted in the table below. The following table provides information on the attributes of each swap as of December 31, 2021:

Inception Date	Notional Value at Inception	Notional Value as of December 31, 2021	Notional Value at Maturity	Maturity Date
	(In millions)
May 2021	$184.4	$180.7	$110.6	May 2031
July 2020	$93.5	$86.6	$50.6	December 2028
July 2020	$85.5	$78.8	$57.3	November 2025
June 2015	$100.0	$69.3	$53.1	February 2025
November 2013	$75.0	$45.2	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value of our swaps for the years ended December 31, 2021 and 2020, reflect a net liability of $0.9 million and $7.2 million, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Consolidated Balance Sheets:

	As of December 31,
	2021	2020
	(In millions)
Other current liabilities	$(3.8)	$(2.8)
Other long-term assets	5.5	—
Other long-term liabilities	(2.6)	(4.4)
Total fair value	$(0.9)	$(7.2)
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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2021	$11.0	Other interest expense, net	$4.7
2020	$(6.1)	Other interest expense, net	$(2.5)
2019	$(4.4)	Other interest expense, net	$—

 On the basis of yield curve conditions as of December 31, 2021 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated other comprehensive loss into earnings within the next 12 months will be losses of $3.8 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.0	$—	$—	$6.0
Short-term investments	2.9	8.1	—	11.0
U.S Treasury	7.4	—	—	7.4
Municipal	—	28.2	—	28.2
Corporate	—	9.5	—	9.5
Mortgage and other asset backed securities	—	8.8	—	8.8
Total debt securities	10.3	54.6	—	64.9
Common stock	65.2	—	—	65.2
Total	$75.5	$54.6	$—	$130.1
Investments measured at net asset value (a)				4.4
Total Investments, at fair value				$134.5
(a) In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding and is determined by the fund investment manager or custodian.
Other investment securities measured at net asset value as a practical expedient in the amount of $4.4 million are excluded from the fair value leveling disclosure above. We do not have any significant restrictions on our ability to liquidate our positions on these investments, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation.
We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain investments. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur.
16. INCOME TAXES
The components of income tax expense are as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In millions)
Current:
Federal	$113.9	$64.5	$46.3
State	20.8	9.8	8.0
Total current income tax expense	134.7	74.3	54.3
Deferred:
Federal	24.8	9.2	5.5
State	5.8	0.2	(0.3)
Total deferred income tax expense	30.6	9.4	5.2
Total income tax expense	$165.3	$83.7	$59.5

A reconciliation of the statutory federal rate to the effective tax rate is as follows (dollar amounts shown in millions):

	For the Year Ended December 31,
	2021	%	2020	%	2019	%
Income tax provision at the statutory rate	$146.5	21.0	$71.0	21.0	$51.2	21.0
State income tax expense, net of federal benefit	21.0	3.0	10.1	3.0	7.8	3.2
Non-deductible/non-tax items	0.6	0.1	1.3	0.4	0.6	0.2
Other, net	(2.8)	(0.4)	1.3	0.4	(0.1)	—
Income tax expense	$165.3	23.7	$83.7	24.8	$59.5	24.4

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
Deferred income tax assets:
Deferred Revenue	$139.4	$—
F&I chargeback liabilities	11.9	$11.5
Other accrued liabilities	2.2	4.7
Stock-based compensation	2.7	2.3
Operating lease right-of-use assets	67.2	77.8
Other, net	10.6	10.2
Total deferred income tax assets	$234.0	$106.5
Deferred income tax liabilities:
Intangible asset amortization	(42.4)	(23.9)
Depreciation	(50.7)	(39.2)
Operating lease liabilities	(65.6)	(76.8)
Investments, net	(2.0)	—
Other, net	(4.2)	(1.2)
Total deferred income tax liabilities	$(164.9)	$(141.1)
Net deferred income tax liabilities	$69.1	$(34.6)
There were no valuation allowances recorded against the deferred tax assets as of December 31, 2021 or 2020.
As of December 31, 2021 and 2020, we had income taxes payable of $47.0 million and $25.0 million, respectively included in Accounts payable and Accrued liabilities.
As of December 31, 2020, there was $2.1 million of unrecognized tax benefit. There was no unrecognized tax benefits as of December 31, 2021 or 2019.
The statutes of limitation related to our consolidated Federal income tax returns are closed for all tax years up to and including 2017. The expiration of the statutes of limitation related to the various state income tax returns that we and our subsidiaries file varies by state. The 2014 through 2020 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
17. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2021	2020
	(In millions)
Unearned premiums	$24.0	$—
Accrued finance and insurance chargebacks	22.4	22.9
Unclaimed property	4.6	3.1
Interest rate swap	2.6	4.4
Deferred payroll tax	—	9.1
Sale and leaseback liability	—	7.0
Other	7.1	4.4
Other long-term liabilities	$60.7	$50.9
18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2021, 2020, and 2019, we made interest payments, including amounts capitalized, totaling $92.2 million, $62.6 million, and $91.2 million, respectively. Included in these interest payments are $8.7 million,

$19.4 million, and $38.6 million, of floor plan interest payments for the years ended December 31, 2021, 2020, and 2019, respectively.
During the years ended December 31, 2021, 2020, and 2019 we made income tax payments, net of refunds received, totaling $114.2 million, $48.6 million, and $48.4 million, respectively.
During the years ended December 31, 2021, 2020, and 2019, we transferred $216.3 million, $163.5 million, and $141.0 million, respectively, of loaner vehicles from Other current assets to Inventory on our Consolidated Balance Sheets.
The following items are included in Other adjustments, net to reconcile net income to net cash provided by operating activities:

	For the Year Ended December 31,
	2021	2020	2019
	(In millions)
Amortization of debt issuance costs	$2.6	$1.8	$2.5
(Gain) Loss on disposal of fixed assets	(2.3)	0.7	2.6
Other individually immaterial items	(1.1)	(1.2)	(0.3)
Other adjustments, net	$(0.8)	$1.3	$4.8
19. LEASES
We lease real estate and equipment primarily under operating lease agreements. For leases with terms in excess of 12 months, we record a right-of-use ("ROU") asset and lease liability based on the present value of lease payments over the lease term. Escalation clauses, lease payments dependent on existing rates/indexes, renewal options, and purchase options are included within the determination of lease payments when appropriate. We have elected the practical expedient not to separate lease and non-lease components for all leases that qualify, except for information technology assets that are embedded within service agreements (such as software license arrangements). Leases are classified as either finance or operating, with classification impacting the pattern of expense recognition in the income statement.
When available, the implicit rate is utilized to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Balance Sheet Presentation

		As of December 31,
Leases	Classification	2021	2020
		(In millions)
Assets:
Current
Operating	Assets held for sale	7.1	—
Non-Current
Operating	Operating lease right-of-use assets	$261.0	$317.4
Finance	Property and equipment, net	8.4	14.6
Total right-of-use assets		$276.5	$332.0
Liabilities:
Current
Operating	Current maturities of operating leases	$25.8	$24.8
Operating	Liabilities held for sale	2.7	—
Finance	Current maturities of long-term debt	—	16.6
Non-Current
Operating	Operating lease liabilities	242.0	296.7
Operating	Liabilities held for sale	4.4	—
Finance	Long-term debt	8.4	—
Total lease liabilities		$283.3	$338.1

Lease Term and Discount Rate

	As of December 31,
	2021	2020
Weighted Average Lease Term - Operating Leases	14.4 years	14.3 years
Weighted Average Lease Term - Finance Lease	38.7 years	0.2 years
Weighted Average Discount Rate - Operating Leases	4.5%	4.5%
Weighted Average Discount Rate - Finance Lease	4.3%	4.1%
Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021	2020
	(In millions)
Finance lease cost (Interest)	$0.4	$0.7
Operating lease cost	33.9	28.2
Short-term lease cost	1.1	1.5
Variable lease cost	2.5	2.4
	$37.9	$32.8
Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
	2021	2020
	(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.4	$0.7
Operating cash flows from operating leases	$32.9	$27.6
Financing cash flows from finance lease	$0.1	$0.6
Right-of-use assets obtained in exchange for new finance lease liabilities	$8.4	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$69.2	$272.3
Changes to finance lease right-of-use asset resulting from lease reassessment event	$(14.6)	$—
During the years ended December 31, 2021 and 2020, we obtained $69.2 million and $272.3 million, respectively, of right-of-use assets in exchange for new operating lease liabilities, primarily as a result of business combination acquisition transactions.
During the twelve months ended December 31, 2021, we reassessed and remeasured an existing real estate lease, which was previously accounted for as a finance lease due to the presence of a purchase price option which we concluded we are no longer reasonably certain to exercise.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of December 31, 2021, including leases related to liabilities associated with assets held for sale.

	Finance	Operating
	(In millions)
2022	$0.4	$40.0
2023	0.4	36.6
2024	0.4	28.6
2025	0.4	26.1
2026	0.4	24.3
Thereafter	16.5	229.4
Total minimum lease payments	$18.5	$385.0
Less: Amount of lease payments representing interest	(10.1)	(110.1)
Present value of future minimum lease payments	$8.4	$274.9
Less: current obligations under leases	—	(28.5)
Long-term lease obligation	$8.4	$246.4
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

20. SEGMENT INFORMATION
As of December 31, 2021, the Company had two reportable segments: (1) Dealerships and (2) TCA. Prior to the acquisition of TCA in connection with the LHM Acquisition, we had one reportable segment whereby the geographic dealership groups were aggregated into one reportable segment.
On December 17, 2021, we completed the LHM Acquisition by which we acquired 54 new vehicle dealerships, seven used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising TCA. The dealerships acquired in the LHM Acquisition are located in Utah, Arizona, New Mexico, Colorado, Idaho, California and Washington.
Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider is reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
Goodwill acquired in the LHM Acquisition of $929.0 million and $710.3 million was allocated to the Dealership and TCA segments, respectively, is consistent with how the Chief Operating Decision Maker reviews financial information and allocates resources. The allocation was based on the net assets acquired in the Dealership and TCA segments. This allocation is preliminary and subject to change once the purchase price allocation is finalized.
The majority of TCA’s revenue arises from sales through our affiliated dealerships. Intercompany profits and losses are eliminated in consolidation.

Reportable segment financial information for the year ended December 31, 2021, are as follows:

	As of and for the year ended December 31, 2021
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$9,836.7	$12.0	$(11.0)	$9,837.7
Gross profit	1,901.7	5.5	(5.0)	1,902.2

Depreciation and amortization	41.9	—	—	41.9

Selling, general and administrative expense	1,076.9	0.3	(3.3)	1,073.9

Interest expense
Floor plan interest expense	8.2	—	—	8.2
Other interest expense, net	93.9	—	—	93.9
Total interest expense	$102.1	$—	$—	$102.1

Capital expenditures	74.2	—	—	$74.2

Total Assets	$7,289.7	$762.6	$(49.7)	$8,002.6
21. COMMITMENTS AND CONTINGENCIES
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
We had $10.8 million of letters of credit outstanding as of December 31, 2021, which are required by certain of our insurance providers. In addition, as of December 31, 2021, we maintained a $14.5 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
22. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
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
On April 17, 2019, the stockholders of the Company approved the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan (the "2019 Plan") and authorized a total of 1,590,000 shares of common stock for issuance under the 2019 Plan ("Plan Shares"). The Plan Shares include 641,363 shares of common stock which remained unissued under the 2012 Plan. No further grants of awards will be made under the 2012 Plan; however outstanding awards under the 2012 Plan will continue in effect in accordance with their terms and conditions. There were approximately 1.5 million shares available for grant in accordance with the 2019 Plan as of December 31, 2021.
We issue shares of our common stock upon the vesting of performance share units or restricted share units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of equity based awards, we repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We have recognized $16.2 million ($3.9 million tax benefit), $12.6 million ($3.2 million tax benefit), and $12.5 million ($3.1 million tax benefit) in share-based compensation expense for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there was $14.4 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the 2012 Plan, and the weighted average period over which it is expected to be recognized is 1.65 years. Further, we expect to recognize $1.6 million of this expense in 2022, $7.7 million in 2023, $5.1 million in 2024.
Performance Share Units
During the year ended December 31, 2021, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 80,922 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved, and is recognized on a graded basis over the three-year vesting period.

The following table summarizes information about performance share units for 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	194,486	$82.70
Granted	80,922	132.52
Vested	(79,582)	71.82
Forfeited or unearned	(58,097)	95.32
Non-vested at December 31, 2021	137,729	$118.07

The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Year Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value of performance share units granted	$132.52	$96.31	$69.67
Total fair value of performance share units vested (in millions)	$5.7	$4.9	$6.0
Restricted Share Units
During the year ended December 31, 2021, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 72,732 shares of restricted share units. Restricted share units vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted share units is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.
The following table summarizes information about restricted share units for 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	102,593	$93.97
Granted	72,732	150.38
Vested	(38,818)	98.31
Forfeited	(19,760)	107.00
Non-vested at December 31, 2021	116,747	125.33
The weighted average grant-date fair value of restricted share units and total fair value of restricted share units vested are summarized in the following table:

	For the Year Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value of restricted share units granted	$150.38	$94.07	$—
Total fair value of restricted share units vested (in millions)	$3.8	$0.3	$—

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

The following table summarizes information about restricted stock awards for 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	98,630	$68.66
Granted	—	—
Vested	(58,028)	147.83
Forfeited	(2,067)	69.20
Non-vested at December 31, 2021	38,535	$68.61
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Year Ended December 31,
	2021	2020	2019
Weighted average grant-date fair value of restricted stock granted	$—	$—	$69.18
Total fair value of restricted stock awards vested (in millions)	$8.6	$5.1	$5.1
Employee Retirement Plan
The Company sponsors the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible compensation. IRS rules limited total participant contributions during 2021 to $19,500, or $26,000 if age 50 or more. For non-highly compensated employees, after one year of employment we match 50% of employees' contributions up to 4% of their eligible compensation. The Company's match was suspended during part of 2020 as a result of the economic uncertainty associated with the COVID-19 pandemic. Employer contributions vest on a graded basis over 4 years after the date of hire. The Company's expense related to employer matching contributions totaled $5.3 million, $2.5 million, and $3.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Our assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal controls over financial reporting. Their reports are contained herein.
During 2021, we acquired substantially all of the assets, including certain real estate, of 94 franchises (65 new dealership locations), seven used vehicle stores, eleven collision centers, a used vehicle wholesale business and an F&I product provider business. As permitted by the Securities and Exchange Commission, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2021, does not include an evaluation of the internal control over financial reporting of these acquired operations. The results for these acquisitions are included in our consolidated financial statements from the date of acquisition and represented approximately $3.34 billion of consolidated assets as of December 31, 2021, and approximately $346.0 million of consolidated revenues for the year then ended.
From the acquisition dates to December 31, 2021, the processes and systems of the acquired operations did not significantly impact the internal control over financial reporting of the Company and our other consolidated subsidiaries.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Reference is made to the information to be set forth in the "Proposal No. 1 Election of Directors," "Governance of the Company," "2021 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Executive Officers" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation and Human Resources Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "2021 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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
2.1
Purchase Agreement, dated September 28, 2021 by and among Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified members of the Larry H. Mill Dealership family of entities (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*+

2.2	Real Estate Purchase Agreement, dated September 28, 2021 by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and Miller Family Real Estate L.L.C. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)* +
2.3	Purchase Agreement, dated September 28, 2021 by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified equity owners of the Total Care Auto, Powered by Landcar insurance business affiliated with the Larry H. Miller Dealership family of entities (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)* +
3.2	Bylaws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1	Indenture relating to the Senior Notes due 2028, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.2
First Supplemental Indenture relating to the Senior Notes due 2028, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*

4.3	Second Supplemental Indenture relating to the Senior Notes due 2028, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee
4.4	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.6	First Supplemental Indenture relating to the Senior Notes due 2030, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
4.7	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee

4.8	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.9	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.10	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.11	Indenture relating to the Senior Notes 2029, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.12	First Supplemental Indenture relating to the Senior Notes due 2029, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee
4.13	Form of 4.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.14	Indenture relating to the Senior Notes 2032, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.15	First Supplemental Indenture relating to the Senior Notes due 2032, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee
4.16	Form of 5.000% Senior Note due 2029 (included as Exhibit A in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
74.19	Description of Registrant's Securities (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*
10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc., dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*

10.10**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Patrick J. Guido, dated as of May 11, 2020 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.14**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.15**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.16**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.17**	Letter Agreement between Asbury Automotive Group, Inc. and Michael Welch, dated as of June 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 6, 2021)*
10.18**	Separation Agreement and General Release between Asbury Automotive Group, Inc. and Patrick J. Guido, dated June 25, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on July 28, 2021)*
10.19	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*
10.20	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.21	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.22	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.23	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.25	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.26	First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*
10.27	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 3, 2020)*
10.28	Third Amendment to the Third Amended and Restated Credit Agreement, dated October 29, 2021, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner.
10.29	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.30	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.31	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.32	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.33	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.34	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020)*
10.35	Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*
10.36	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.37	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)*
21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	March 1, 2022	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	March 1, 2022
(David W. Hult)

/s/ Michael D. Welch	Senior Vice President and Chief Financial Officer	March 1, 2022
(Michael D. Welch)

/s/ William F. Stax	Vice President, Controller and	March 1, 2022
(William F. Stax)	Chief Accounting Officer

/s/ Thomas J. Reddin	Director	March 1, 2022
(Thomas J. Reddin)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	March 1, 2022
(Joel Alsfine)

/s/ Thomas C. DeLoach, Jr.	Director	March 1, 2022
(Thomas C. DeLoach, Jr.)

/s/ William D. Fay	Director	March 1, 2022
(William D. Fay)

/s/ Juanita T. James	Director	March 1, 2022
(Juanita T. James)

/s/ Philip F. Maritz	Director	March 1, 2022
(Philip F. Maritz)

/s/ Maureen F. Morrison	Director	March 1, 2022
(Maureen F. Morrison)

/s/ Bridget M. Ryan-Berman	Director	March 1, 2022
(Bridget M. Ryan-Berman)

/s/ Hilliard C. Terry, III	Director	March 1, 2022
(Hilliard C. Terry, III)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1
Purchase Agreement, dated September 28, 2021 by and among Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified members of the Larry H. Mill Dealership family of entities (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*+

2.2	Real Estate Purchase Agreement, dated September 28, 2021 by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and Miller Family Real Estate L.L.C. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)* +
2.3	Purchase Agreement, dated September 28, 2021 by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified equity owners of the Total Care Auto, Powered by Landcar insurance business affiliated with the Larry H. Miller Dealership family of entities (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)* +
3.2	Bylaws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1	Indenture relating to the Senior Notes due 2028, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.2
First Supplemental Indenture relating to the Senior Notes due 2028, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*

4.3	Second Supplemental Indenture relating to the Senior Notes due 2028, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee
4.4	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.6	First Supplemental Indenture relating to the Senior Notes due 2030, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
4.7	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee
4.8	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.9	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.10	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*

4.11	Indenture relating to the Senior Notes 2029, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.12	First Supplemental Indenture relating to the Senior Notes due 2029, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee
4.13	Form of 4.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.14	Indenture relating to the Senior Notes 2032, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.15	First Supplemental Indenture relating to the Senior Notes due 2032, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee
4.16	Form of 5.000% Senior Note due 2029 (included as Exhibit A in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
74.19	Description of Registrant's Securities (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*
10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc., dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.10**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*

10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Patrick J. Guido, dated as of May 11, 2020 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.14**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.15**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.16**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.17**	Letter Agreement between Asbury Automotive Group, Inc. and Michael Welch, dated as of June 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 6, 2021)*
10.18**	Separation Agreement and General Release between Asbury Automotive Group, Inc. and Patrick J. Guido, dated June 25, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on July 28, 2021)*
10.19	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*
10.20	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.21	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.22	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.23	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.25	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.26	First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*

10.27	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 3, 2020)*
10.28	Third Amendment to the Third Amended and Restated Credit Agreement, dated October 29, 2021, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner.
10.29	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.30	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.31	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.32	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.33	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.34	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020)*
10.35	Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*
10.36	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.37	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)*
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they (i) are not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.