Form 10-Q
period 2022-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2022-05-04
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of May 3, 2022 was 22,131,300.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$284.3	$178.9
Short-term investments	12.5	11.0
Contracts-in-transit	205.6	212.5
Accounts receivable, net	186.7	229.8
Inventories	701.1	718.4
Assets held for sale	198.2	375.1
Other current assets	225.5	203.7
Total current assets	1,813.9	1,929.4
INVESTMENTS	115.4	123.5
PROPERTY AND EQUIPMENT, net	1,988.4	1,990.0
OPERATING LEASE RIGHT-OF-USE ASSETS	252.4	261.0
GOODWILL	2,234.6	2,271.7
INTANGIBLE FRANCHISE RIGHTS	1,335.7	1,335.7
DEFERRED INCOME TAXES, net of current portion	59.3	69.1
OTHER LONG-TERM ASSETS	60.4	22.2
Total assets	$7,860.1	$8,002.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$15.3	$37.3
Floor plan notes payable—non-trade, net	383.3	527.2
Current maturities of long-term debt	62.6	62.5
Current maturities of operating leases	26.2	25.8
Accounts payable and accrued liabilities	880.2	742.9
Deferred revenue—current	196.4	181.5
Liabilities associated with assets held for sale	20.8	20.8
Total current liabilities	1,584.8	1,598.0
LONG-TERM DEBT	3,340.7	3,520.1
OPERATING LEASE LIABILITIES	233.3	242.0
DEFERRED REVENUE	466.9	466.3
OTHER LONG-TERM LIABILITIES	51.9	60.7
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 44,098,525 and 45,052,293 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,274.1	1,278.6
Retained earnings	1,931.9	1,881.3
Treasury stock, at cost; 21,968,061 and 21,914,251 shares, respectively	(1,053.0)	(1,044.1)
Accumulated other comprehensive gain (loss)	29.1	(0.7)
Total shareholders' equity	2,182.5	2,115.5
Total liabilities and shareholders' equity	$7,860.1	$8,002.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
REVENUE:
New vehicle	$1,855.6	$1,151.7
Used vehicle	1,350.9	690.9
Parts and service	501.9	262.0
Finance and insurance, net	203.4	88.3
TOTAL REVENUE	3,911.8	2,192.9
COST OF SALES:
New vehicle	1,631.6	1,076.2
Used vehicle	1,251.6	635.1
Parts and service	225.4	98.9
Finance and insurance	11.2	—
TOTAL COST OF SALES	3,119.8	1,810.2
GROSS PROFIT	792.0	382.7
OPERATING EXPENSES:
Selling, general, and administrative	455.5	239.8
Depreciation and amortization	18.4	9.8
Other operating income, net	(2.7)	(3.2)
INCOME FROM OPERATIONS	320.8	136.3
OTHER EXPENSES:
Floor plan interest expense	2.6	2.9
Other interest expense, net	37.6	14.0
Gain on dealership divestitures, net	(33.1)	—
Total other expenses, net	7.1	16.9
INCOME BEFORE INCOME TAXES	313.7	119.4
Income tax expense	76.0	26.6
NET INCOME	$237.7	$92.8
EARNINGS PER SHARE:
Basic—
Net income	$10.43	$4.81
Diluted—
Net income	$10.38	$4.78
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22.8	19.3
Restricted stock	—	0.1
Performance share units	0.1	—
Diluted	22.9	19.4

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$237.7	$92.8
Other comprehensive income:
Change in fair value of cash flow swaps	42.2	6.2
Income tax charge associated with cash flow swaps	(10.4)	(1.6)
Unrealized losses on available-for-sale debt securities	(2.2)	—
Income tax benefit associated with available-for-sale debt securities	0.2	—
Comprehensive income	$267.5	$97.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5
Comprehensive Income:
Net income	—	—	—	237.7	—	—	—	237.7
Change in fair value of cash flow swaps, net of reclassification adjustment and $10.4 tax charge	—	—	—	—	—	—	31.8	31.8
Gains (losses) on changes in fair value of debt securities, net of $0.2 tax benefit	—	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income	—	—	—	237.7	—	—	29.8	267.5
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,435	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,810	(8.9)	—	(8.9)
Share issues (repurchases)	—	—	1.4	—	1,069,203	(200.0)	—	(198.6)
Retirement of common stock	(1,069,203)	—	(12.9)	(187.1)	(1,069,203)	200.0	$—	$—
Balances, March 31, 2022	44,098,525	$0.4	$1,274.1	$1,931.9	21,968,061	$(1,053.0)	$29.1	$2,182.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5
Comprehensive Income:
Net income	—	—	—	92.8	—	—	—	92.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax charge	—	—	—	—	—	—	4.6	4.6
Comprehensive income	—	—	—	92.8	—	—	4.6	97.4
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,881	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	61,893	(9.6)	—	(9.6)
Balances, March 31, 2021	41,249,549	$0.4	$600.2	$1,441.7	21,910,207	$(1,043.3)	$(1.0)	$998.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$237.7	$92.8
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	18.4	9.8
Share-based compensation	7.0	4.7
Deferred income taxes	(0.4)	—
Unrealized losses on investments	3.3	—
Amortization of debt securities discount/premium	(0.1)	—
Loaner vehicle amortization	3.2	6.7
Gain on divestitures	(33.1)	—
Change in right-of-use assets	7.3	6.8
Other adjustments, net	0.5	(0.2)
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(1.8)	(8.3)
Accounts receivable	35.7	18.5
Inventories	70.3	156.5
Other current assets	(82.5)	(59.3)
Floor plan notes payable—trade, net	(22.0)	(16.2)
Deferred revenue	15.5	—
Accounts payable and accrued liabilities	163.0	4.4
Operating lease liabilities	(7.0)	(6.2)
Other long-term assets and liabilities, net	(6.0)	0.8
Net cash provided by operating activities	409.0	210.8
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(20.8)	(11.2)
Capital expenditures—real estate	—	(5.5)
Acquisitions	—	(1.0)
Divestitures	252.2	—
Purchases of debt securities—available-for-sale	(12.3)	—
Purchases of equity securities	(3.3)	—
Proceeds from the sale of debt securities—available-for-sale	12.2	—
Proceeds from the sale of equity securities	3.3	—
Proceeds from the sale of assets	—	14.0
Net cash provided by (used in) investing activities	231.3	(3.7)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,873.7	1,219.5
Floor plan borrowings—acquisitions	—	—
Floor plan repayments—non-trade	(2,004.1)	(1,375.9)
Floor plan repayments—divestitures	(19.9)	—
Repayments of borrowings	(7.7)	(14.7)
Proceeds from revolving credit facility	320.0	—
Repayments of revolving credit facility	(489.0)	—
Proceeds from issuance of common stock	1.4	—
Payment of debt issuance costs	(0.4)	—
Purchases of treasury stock	(200.0)	—
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(8.9)	(9.6)
Net cash used in financing activities	(534.9)	(180.7)
Net increase in cash and cash equivalents	105.4	26.4
CASH AND CASH EQUIVALENTS, beginning of period	178.9	1.4
CASH AND CASH EQUIVALENTS, end of period	$284.3	$27.8
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
As of March 31, 2022, we own and operated 201 new vehicle franchises, representing 31 brands of automobiles at 151 dealership locations, 35 collision centers, seven stand-alone used vehicle dealerships, one used vehicle wholesale business and one auto auction, within fifteen states. As of March 31, 2022, our new vehicle revenue brand mix consisted of 29% luxury, 41% imports and 30% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance products ("F&I"), including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and our recently acquired F&I product provider, Total Care Auto, Powered by Landcar ("TCA"). The F&I products offered by TCA are primarily sold through Larry H. Miller Dealerships ("LHM"). As a result of the LHM Acquisition, the Company now reflects its operations in two reportable segments: Dealerships and TCA.
On December 17, 2021, the Company completed the acquisition of LHM, which included 54 new vehicle dealerships, seven used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the F&I product provider, TCA for a total purchase price of $3.48 billion (the "LHM Acquisition"). The purchase price was financed through a combination of cash, debt, including senior notes, real estate facilities, new and used vehicle floor plan facilities and the proceeds from the issuance of common stock.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the Condensed Consolidated Financial Statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been included, unless otherwise indicated. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Restricted Cash and Securities
TCA places securities on statutory deposit with certain state agencies to retain the right to do business in those states. Securities held on deposit with various state regulatory authorities had a fair value of $2.4 million at March 31, 2022.
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
We review the debt securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors. Some factors evaluated include changes in credit ratings, financial conditions of the issuer, recent payment activity, and other industry specific economic conditions. If a security is considered to have a potential credit loss, we compare the present value of expected cash flows to the amortized cost basis of the security to estimate the allowance for credit losses. The amount of the allowance is limited to the gross unrealized loss on an individual security. An unrealized loss on a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value of the security primarily due to changes in risk-free interest rates and when there has not been a significant deterioration in the financial condition of the issuer. If the Company no longer has the intent or ability to hold a security in an unrealized loss position until recovery of the security’s cost basis, a loss is realized immediately in net income.
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

Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). Under that guidance, the transaction price is attributed to the underlying performance obligations in the contract and revenue is deferred and recognized as income as the Company satisfies the performance obligations in the contract. Incremental costs of obtaining a contract are capitalized and amortized to the extent that the Company expects to recover those costs. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or performing a service to a customer. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
New vehicle and used vehicle retail
Revenue from the sale of new and used vehicles is recognized when the terms of the customer contract are satisfied which generally occurs with the signing of the sales contract and transfer of control of the vehicle to the customer. Payment is generally received at the time of sale or from a third-party financial institution within a short period of time following the sale of the vehicle. Amounts due from third-party financial institutions are reflected in Contracts-in-transit or vehicle receivables within Accounts receivable, net on our Condensed Consolidated Balance Sheets. Costs associated with incidental items that are immaterial in the context of the contract are accrued at the time of sale.
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
Finance and insurance, net
Within the Dealerships segment, we receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed asset protection debt cancellation, and other products, to end-users. In addition, we record commissions received from our TCA segment related to the sale of TCA's various vehicle protection F&I products. Finance and insurance commission revenue is recognized at the point of sale since our performance obligation is to arrange financing or facilitate the sale of a third-party's products or services to our customers.
The dealerships' commission arrangements with TCA, third-party lenders and insurance administrators consists of fixed ("upfront") and variable consideration. Variable consideration includes commission chargebacks ("chargebacks") in the event a contract is prepaid, defaulted upon, or terminated by the end-user. The Company reserves for future chargebacks based on historical chargeback experience and the termination provisions of the applicable contract, and these reserves are established in the same period that the related revenue is recognized. Commissions revenue and related reserves for future chargebacks in connection with the sale of TCA F&I products by our dealerships, are eliminated in consolidation.
We also participate in future profits pursuant to retrospective commission arrangements, which meet the definition of variable consideration, for certain insurance products associated with a third-party portfolio. The Company estimates the amount of variable consideration to be included in the transaction price based on historical payment trends and further constrains the variable consideration such that it is probable a significant reversal of previously recognized revenue will not occur. In making these assessments the Company considers the likelihood and magnitude of a potential reversal of revenue and updates its assessment when uncertainties associated with the constraint are removed.
Within our TCA segment, all revenue, other than investment and interest income, is the result of contracts with customers. Each contract is considered to have a single performance obligation which extends over the life of the contract. Revenue is recognized ratably over the contract term based on earnings factors that align with the performance obligation. Expenses are matched with earned premiums resulting in recognition of profits over the life of the contracts. These expenses include the incremental costs incurred, primarily in the form of commissions, to obtain the contracts with customers. These commissions are primarily paid to affiliated dealerships and are therefore eliminated upon consolidation. Unearned premium reserves are established to cover the unexpired portion of premiums written.
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
Intersegment Elimination
TCA's vehicle protection products are sold primarily through affiliated dealerships and the revenue from the related commissions are included in F&I revenue in the Dealerships segment before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. Revenues recorded by the Dealerships segment and the associated claims expenses recorded by the TCA segment are eliminated upon consolidation. Intersegment revenues and profits from contracts and services are eliminated in consolidation. See Note 12 "Segment Information" for further details.
Income Taxes
We use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates.
Share Repurchases
Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as treasury stock. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings. During the three months ended March 31, 2022, the Company repurchased and retired 1,069,203 of our common stock under the Repurchase Program.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 2,123 and 442 restricted share units and 533 and 158 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan, from its computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.

Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale as of March 31, 2022 and December 31, 2021 in the accompanying Condensed Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
At the time of classifying assets as held for sale, we compare the carrying value of these assets to estimates of fair value to assess for impairment. We compare the carrying value to estimates of fair value utilizing the assistance of third-party broker opinions of value and third-party desktop appraisals to assist in our fair value estimates related to real estate properties.
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (as amended, the "2019 Senior Credit Facility") and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities in the accompanying Condensed Consolidated Statements of Cash Flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity in the accompanying Condensed Consolidated Statements of Cash Flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying Condensed Consolidated Statements of Cash Flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2019 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturer from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2019 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
Loaner vehicles account for a significant portion of Other current assets. We acquire loaner vehicles either with available cash or through borrowing from either our manufacturer affiliated lenders or through our 2019 Senior Credit Facility. Loaner vehicles are initially used by our service department for a short period of time (typically 6 to 12 months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in Other current assets and the borrowings and repayments of loaner vehicle notes payable in Accounts payable and accrued liabilities in the accompanying Condensed Consolidated Statements of Cash Flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from Other current assets to used vehicle inventory. These transfers are reflected as non-cash transfers between Other current assets and Inventory in the accompanying Condensed Consolidated Statements of Cash Flows.
Segment Reporting
As of March 31, 2022, the Company had two reportable segments: (1) Dealerships and (2) TCA. Prior to the acquisition of TCA as part of the LHM Acquisition, we had one reportable segment as the geographic dealership groups are aggregated into one reportable segment. Segment information is discussed further in Note 12 "Segment Information".
Recent Accounting Pronouncements
Effective October 1, 2021, the Company adopted Financial Accounting Standard Board ("FASB") Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquiring entity to apply ASC Topic 606 to recognize and measure contract assets acquired and contract liabilities assumed in a business combination. The Company applied ASC Topic 606 in recording contract assets acquired and contract liabilities assumed in business combinations that occurred in the quarter ended December 31, 2021. We assumed contract liabilities or deferred revenue of $644.3 million in connection with the LHM Acquisition which closed in December 2021.
In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. The guidance in these standards apply to contract accounting, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and provides optional expedients and exceptions for a limited time to ease the potential burden in accounting for reference rate reform. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. LIBOR benchmarking is utilized in our debt (including mortgages), revolving credit facilities, floorplan facilities, and interest rate swaps. We are in the process of amending our LIBOR-based debt arrangements and related hedging to revise their interest basis from LIBOR to a Secured Overnight Financing Rate ("SOFR"). The impact of these proposed amendments to our debt arrangements along with the adoption of the provisions from this standard is not anticipated to have a material impact on our Condensed Consolidated Financial Statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers for the three months ended March 31, 2022 and 2021 consists of the following:

	For the Three Months Ended March 31,
	2022	2021
	(In millions)
Revenue:
New vehicle	$1,855.6	$1,151.7
Used vehicle retail	1,216.9	607.5
Used vehicle wholesale	134.0	83.4
New and used vehicle	3,206.5	1,842.6
Sale of vehicle parts and accessories	130.2	42.9
Vehicle repair and maintenance services	371.7	219.1
Parts and service	501.9	262.0
Finance and insurance, net	203.4	88.3
Total revenue	$3,911.8	$2,192.9
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Balance as of January 1, 2022	$12.3	$13.5	$1.4	$27.2
Transferred to receivables from contract assets recognized at the beginning of the period	(12.3)	(5.4)	—	(17.7)
Amortization of costs to obtain a contract with a customer	—	—	(0.5)	(0.5)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	12.8	5.9	10.0	28.7
Balance as of March 31, 2022	$12.8	$14.0	$10.9	$37.7
Deferred Revenue
The Company acquired $644.3 million in Deferred revenue as part of the LHM Acquisition in December 2021. The Condensed Consolidated Balance Sheets reflect $663.3 million and $647.8 million as of March 31, 2022 and December 31,

2021, respectively. Approximately $53.4 million of Deferred revenue at December 31, 2021 was recorded in Finance and insurance, net revenue in the Condensed Consolidated Statements of Income during the three months ended March 31, 2022.
3. ACQUISITIONS AND DIVESTITURES
Results of acquired businesses, which are primarily dealerships, are included in our accompanying Condensed Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Upon the completion of purchase accounting, the fair value of our manufacturer franchise rights are determined as of the acquisition date, by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.
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
As a result of the LHM Acquisition, we acquired 54 new vehicle dealerships, 7 used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA Business for a total purchase price of approximately $3.48 billion. The preliminary purchase price was paid in cash.
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
Assets
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
Liabilities
Accounts payable and accrued liabilities	234.0
Operating lease liabilities	34.1
Deferred revenue	644.3
Other long-term liabilities	25.2
Total liabilities assumed	937.6
Net assets acquired	$3,481.3
The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Larry H. Miller. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to the following significant items: (i) finalizing the review and valuation of land, land improvements, buildings and non-real property and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of manufacturer franchise rights (including key assumptions, inputs and estimates), (iii) finalizing the review of the actuarial inputs to the value of business added intangible asset for TCA, (iv) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (v) finalizing our review of certain assets acquired and liabilities assumed, (vi) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (vii) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) from our current estimates when final information becomes available. Additionally, the total consideration transferred is subject to certain post-close adjustments. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period.
The Company's Condensed Consolidated Statements of Income included revenue attributable to LHM Dealerships for the three months ended March 31, 2022 of $1.43 billion.

Other Acquisitions and Divestitures

There were no acquisitions during the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022, we sold one franchise (one dealership location) in the St. Louis, Missouri market and three franchises (three dealership locations) in the Denver, Colorado market. The Company recorded a preliminary pre-tax gain totaling $33.1 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on dealership divestitures, net. The Gain on dealership divestitures, net, related to the three dealerships divested in the Denver, Colorado market are preliminary, pending final purchase accounting entries in connection with the Larry H. Miller acquisition. None of the divested businesses would be considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.
We did not divest any dealerships during the three months ended March 31, 2021; however, we did release $1.0 million of purchase price holdbacks related to a prior year acquisition.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(In millions)
Vehicle receivables	$53.6	$73.1
Manufacturer receivables	37.9	44.0
Other receivables (a)	96.6	114.3
Total accounts receivable	188.1	231.4
Less—Allowance for credit losses	(1.4)	(1.6)
Accounts receivable, net	$186.7	$229.8
____________________________
(a) Amounts reflected for other receivables as of March 31, 2022, excluded $4.2 million classified as Assets held for sale.
5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(In millions)
New vehicles	$207.3	$206.5
Used vehicles	377.7	402.0
Parts and accessories	116.1	109.9
Total inventories, net (a)	$701.1	$718.4
____________________________
(a) Amounts reflected for inventory as of March 31, 2022 and December 31, 2021, excluded $11.6 million and $24.1 million classified as Assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventories by $8.2 million and $7.7 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, certain automobile manufacturer incentives reduced new vehicle inventory cost by $1.3 million and $1.2 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2022 and 2021 by $25.5 million and $14.6 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2022	December 31, 2021
	(In millions)
Assets:
Contracts-in-transit	$4.3	$—
Accounts receivable	4.2	—
Inventory	11.6	24.1
Loaner vehicles	2.7	4.6
Other current assets	0.4	—
Property and equipment, net	69.5	110.8
Operating lease right-of-use assets	3.3	7.1
Goodwill	52.8	118.5
Franchise rights	49.4	110.0
Total assets held for sale	198.2	375.1
Liabilities:
Floor plan notes payable—non-trade	2.6	9.1
Loaners vehicle payable	2.6	4.6
Accounts payable and accrued liabilities	9.0	—
Current maturities of long-term debt	0.1	—
Current maturities of operating leases	0.2	2.7
Long-term debt	3.2	—
Operating lease liabilities	3.1	4.4
Total liabilities associated with assets held for sale	20.8	20.8
Net assets held for sale	$177.4	$354.3
As of March 31, 2022 assets held for sale consisted of four franchises (four dealership locations) and one collision center in addition to one real estate property not currently used in our operations. Assets and liabilities associated with these dealerships and properties totaled $198.2 million and $20.8 million respectively.
As of December 31, 2021, assets held for sale consisted of eight franchises (eight dealership locations) in addition to one real estate property not currently used in our operations. Assets and liabilities associated with these dealerships and property totaled $375.1 million and $20.8 million, respectively.
During the three months ended March 31, 2022, the Company sold four franchises (four dealership locations) for a preliminary pre-tax gain totaling $33.1 million.
During the three months ended March 31, 2021, the Company sold two vacant properties with a net book value of $12.5 million.

7. INVESTMENTS
The acquisition of TCA included an investment portfolio funded primarily by product premiums. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale, equity securities, and other investments measured at net asset value are as follows:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$12.5	$—	$—	$12.5
U.S Treasury	7.2	—	(0.4)	6.8
Municipal	25.6	—	(0.8)	24.8
Corporate	11.7	—	(0.4)	11.3
Mortgage and other asset-backed securities	6.6	—	(0.3)	6.3
Total debt securities	63.6	—	(1.9)	61.7
Common stock	61.7	—	—	61.7
Other investments measured at net asset value	4.5	—	—	4.5
Total investments	$129.8	$—	$(1.9)	$127.9

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$11.0	$—	$—	$11.0
U.S Treasury	7.5	—	(0.1)	7.4
Municipal	27.9	0.4	(0.1)	28.2
Corporate	9.5	0.1	(0.1)	9.5
Mortgage and other asset-backed securities	8.8	0.1	(0.1)	8.8
Total debt securities	64.7	0.6	(0.4)	64.9
Common stock	65.2	—	—	65.2
Other investments measured at net asset value	4.4	—	—	4.4
Total investments	$134.3	$0.6	$(0.4)	$134.5
As of March 31, 2022 and December 31, 2021, the Company had $0.6 million and $0.6 million of accrued interest receivable, which is included in Other current assets on the Condensed Consolidated Balance Sheet. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation. As of March 31, 2022 and December 31, 2021, the Company did not have any allowance for credit losses.

A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of March 31, 2022
	Amortized Costs	Fair Value
	(In millions)
Due in 1 year or less	$12.5	$12.5
Due in 1-5 years	44.5	42.9
Due in 5-10 years	—	—
Due after 10 years	—	—
Total by maturity	57.0	55.4
Mortgage and other asset-backed securities	6.6	6.3
Common stock	61.7	61.7
Other investments measured at net asset value	4.5	4.5
Total investment securities	$129.8	$127.9
There were no gross gains and $0.3 million gross losses realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended March 31, 2022. Gross gains and gross losses realized related to the sale of equity securities carried at fair value for the three months ended March 31, 2022 were $0.4 million and $(0.4) million respectively.

The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses as of March 31, 2022 and December 31, 2021. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2022. All investments were acquired in the LHM Acquisition on December 17, 2021, therefore there are no unrealized losses greater than 12 months at March 31, 2022 or at December 31, 2021.

	As of March 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S Treasury	$6.8	$(0.3)	$—	$—	$6.8	$(0.3)
Municipal	20.1	(0.8)	—	—	20.1	(0.8)
Corporate	10.3	(0.5)	—	—	10.3	(0.5)
Mortgage and other asset-backed securities	6.1	(0.3)	—	—	6.1	(0.3)
Total debt securities	$43.3	$(1.9)	$—	$—	$43.3	$(1.9)

	As of December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S Treasury	7.1	(0.1)	—	—	7.1	(0.1)
Municipal	10.0	(0.1)	—	—	10.0	(0.1)
Corporate	6.4	(0.1)	—	—	6.4	(0.1)
Mortgage and other asset-backed securities	5.8	(0.1)	—	—	5.8	(0.1)
Total debt securities	$29.3	$(0.4)	$—	$—	$29.3	$(0.4)

On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. The credit loss model under ASC 326-30, applicable to the available-for-sale debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors as described in Note 1. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three months ended March 31, 2022.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(In millions)
Floor plan notes payable—trade	$17.7	$39.3
Floor plan notes payable offset account	(2.4)	(2.0)
Floor plan notes payable—trade, net	$15.3	$37.3

Floor plan notes payable—new non-trade (a)	$307.5	$314.7
Floor plan notes payable—used non-trade	100.0	294.0
Floor plan notes payable offset account	(24.2)	(81.5)
Floor plan notes payable—non-trade, net	$383.3	$527.2
____________________________
(a) Amounts reflected for Floor plan notes payable—new non-trade as of March 31, 2022 and December 31, 2021, excluded $2.6 million and $9.1 million classified as Liabilities associated with assets held for sale, respectively.
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
In addition, we have a similar floor plan offset account with Bank of America that allows us to offset our Floor Plan Notes Payable—Non-Trade. These accounts allow us to transfer cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As of March 31, 2022 and December 31, 2021, we had $26.6 million and $83.5 million, respectively, in these floor plan offset accounts.
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

9. DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.0% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	70.3	71.7
2021 Real Estate Facility (a)	686.5	689.7
2021 BofA Real Estate Facility	178.8	180.7
2018 Bank of America Facility	77.4	78.8
2018 Wells Fargo Master Loan Facility	80.7	81.9
2013 BofA Real Estate Facility	30.4	31.1
2015 Wells Fargo Master Loan Facility	52.0	53.2
2019 Syndicated Revolving Credit Facility	—	169.0
Finance lease liability	8.4	8.4
Total debt outstanding	3,434.5	3,614.5
Add—unamortized premium on 4.50% Senior Notes due 2028	1.0	1.0
Add—unamortized premium on 4.75% Senior Notes due 2030	1.8	1.8
Less—debt issuance costs	(34.0)	(34.7)
Long-term debt, including current portion	3,403.3	3,582.6
Less—current portion, net of current portion of debt issuance costs	(62.6)	(62.5)
Long-term debt	$3,340.7	$3,520.1
____________________________
(a) Amounts reflected for the 2021 Real Estate Facility as of March 31, 2022, exclude $3.3 million classified as
Liabilities associated with assets held for sale.
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
A summary of the carrying values and fair values of our Notes and our mortgage notes payable is as follows:

	As of
	March 31, 2022	December 31, 2021
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$401.8	$401.6
4.625% Senior Notes due 2029	788.1	787.9
4.75% Senior Notes due 2030	441.4	441.2
5.00% Senior Notes due 2032	590.9	590.9
Mortgage notes payable (a)	1,172.7	1,183.6
Total carrying value	$3,394.9	$3,405.2

Fair Value:
4.50% Senior Notes due 2028	$386.8	$413.6
4.625% Senior Notes due 2029	746.0	815.0
4.75% Senior Notes due 2030	418.3	455.0
5.00% Senior Notes due 2032	555.0	621.8
Mortgage notes payable (a)	1,184.9	1,196.6
Total fair value	$3,291.0	$3,502.0
____________________________
(a) The balances as of March 31, 2022, exclude amounts classified as Liabilities associated with assets held for sale.

Interest Rate Swap Agreements
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one-month SOFR rate. All swaps with an inception date of 2021 and prior are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in one-month LIBOR. The following table provides information on the attributes of each swap as of March 31, 2022:

Inception Date	Notional Principal at Inception	Notional Value as of March 31, 2022	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$300.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$178.8	$110.6	May 2031
July 2020	$93.5	$85.3	$50.6	December 2028
July 2020	$85.5	$77.4	$57.3	November 2025
June 2015	$100.0	$68.0	$53.1	February 2025
November 2013	$75.0	$44.3	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 fair values. The fair value of our swaps was a $41.4 million net asset and a $0.9 million net liability as of March 31, 2022 and December 31, 2021, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	March 31, 2022	December 31, 2021
	(In millions)
Other current assets	$0.7	$—
Other current liabilities	(3.1)	(3.8)
Other long-term assets	44.5	5.5
Other long-term liabilities	(0.7)	(2.6)
Total fair value	$41.4	$(0.9)
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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2022	$45.4	Other interest expense, net	$(3.1)
2021	$7.0	Other interest expense, net	$(0.8)
 On the basis of yield curve conditions as of March 31, 2022 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be losses of $2.4 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$7.4	$—	$—	$7.4
Short-term investments	3.9	8.6	—	12.5
U.S Treasury	6.8	—	—	6.8
Municipal	—	24.8	—	24.8
Corporate	—	11.3	—	11.3
Mortgage and other asset-backed securities	—	6.3	—	6.3
Total debt securities	10.7	51.0	—	61.7
Common stock	61.7	—	—	61.7
Preferred stock	—	—	—	—
Total	$72.4	$51.0	$—	$123.4
Investments measured at net asset value (a)				4.5
Total investments, at fair value				$127.9

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.0	$—	$—	$6.0
Short-term investments	2.9	8.1	—	11.0
U.S Treasury	7.4	—	—	7.4
Municipal	—	28.2	—	28.2
Corporate	—	9.5	—	9.5
Mortgage and other asset-backed securities	—	8.8	—	8.8
Total debt securities	10.3	54.6	—	64.9
Common stock	65.2	—	—	65.2
Total	$75.5	$54.6	$—	$130.1
Investments measured at net asset value (a)				4.4
Total investments, at fair value				$134.5
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
Other investment securities measured at net asset value as a practical expedient in the amount of $4.5 million are excluded from the fair value leveling disclosure above. We do not have any significant restrictions on our ability to liquidate our positions on these investments, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation.

Available-for-sale debt securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income and reclassified to Finance and insurance, net revenue in the period or periods during which the debt securities are sold and the gains or losses are realized. Information about the effect of our available-for-sale debt securities in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income, is as follows (in millions):

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2022	$2.5	Revenue-Finance and Insurance, net	$(0.3)
2021	$—	Revenue-Finance and Insurance, net	$—
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2022 and 2021, we made interest payments, including amounts capitalized, totaling $31.6 million and $26.5 million, respectively. Included in these interest payments are $2.6 million and $3.1 million, of floor plan interest payments during the three months ended March 31, 2022 and 2021, respectively.
During the three months ended March 31, 2022 and 2021, no material income tax payments were made or refunds received.
During the three months ended March 31, 2022 and 2021, we transferred $57.5 million and $53.7 million, respectively, of loaner vehicles from Other current assets to Inventories on our Condensed Consolidated Balance Sheets.

12. SEGMENT INFORMATION
As of March 31, 2022, the Company had two reportable segments: (1) Dealerships and (2) TCA. Prior to the acquisition of TCA in connection with the LHM Acquisition, we had one reportable segment whereby the geographic dealership groups were aggregated into one reportable segment.
On December 17, 2021, we completed the LHM Acquisition which included 54 new vehicle dealerships, seven used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising TCA. The dealerships acquired in the LHM Acquisition are located in Utah, Arizona, New Mexico, Colorado, Idaho, California and Washington.
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
Goodwill acquired in the LHM Acquisition of $929.0 million and $710.3 million was allocated to the Dealerships and TCA segments, respectively, and is consistent with how the Chief Operating Decision Maker reviews financial information and allocates resources. The allocation was based on the net assets acquired in the Dealership and TCA segments. This allocation is preliminary and subject to change once the purchase price allocation is finalized.
The majority of TCA’s revenue is generated from sales through our affiliated dealerships. Intercompany profits and losses are eliminated in consolidation.

Reportable segment financial information for the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended March 31, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,894.2	$57.3	$(39.7)	$3,911.8
Gross profit	781.4	56.5	(45.9)	792.0

	Three Months Ended March 31, 2021
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$2,192.9	$—	$—	$2,192.9
Gross profit	382.7	—	—	382.7

Total Assets by segment as of March 31, 2022 and as of December 31, 2021 are as follows:

	As of March 31, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total Assets	$7,120.7	$826.8	$(87.4)	$7,860.1

	As of December 31, 2021
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total Assets	$7,289.7	$762.6	$(49.7)	$8,002.6

13. COMMITMENTS AND CONTINGENCIES
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
From time-to-time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations. These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers or lenders and certain federal, state, and local government authorities, which have historically related primarily to (i) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (ii) compliance with lender rules and covenants, and (iii) payments made to government authorities relating to federal, state, and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings, and other dispute resolution processes. Such claims, including class actions, could relate to, but may not be limited to, the practice of charging administrative fees and other fees and commissions, employment-related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, actions brought by governmental authorities, and other matters.
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
A significant portion of our business involves the sale of vehicles, parts, or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages, and general political and socio-economic conditions in foreign countries. The United States or the countries from which our products are imported may, from time-to-time, impose new quotas, duties, tariffs, or other restrictions, or adjust presently prevailing quotas, duties, or tariffs, which may affect our operations, and our ability to purchase imported vehicles and/or parts at reasonable prices.
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
We had $10.8 million of letters of credit outstanding as of March 31, 2022, which are required by certain of our insurance providers. In addition, as of March 31, 2022, we maintained a $16.4 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
•disruptions in the production and supply of vehicles and parts from our vehicle and parts manufacturers and other suppliers due to any ongoing impact of supply issues, including the global semiconductor shortage, which can disrupt our operations;
•disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the global COVID-19 pandemic, including due to any new strains of the virus and the efficacy and rate of vaccinations; and
•our estimated future capital expenditures, which can be impacted by increasing prices and labor shortages and acquisitions and divestitures.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
•the ability to successfully integrate the operations of the LHM Acquisition into our existing operations and the diversion of management's attention from ongoing business and regular business responsibilities to effect such integration;

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
•significant disruptions in the production and delivery of vehicles and parts for any reason, including the COVID-19 pandemic, supply shortages (including semiconductor chips), the ongoing conflict in Russia and Ukraine, including any government sanctions imposed in connection therewith, natural disasters, severe weather, civil unrest, product recalls, work stoppages or other occurrences that are outside of our control;

•our ability to execute our automotive retailing and service business strategy while operating under restrictions and best practices imposed or encouraged by governmental and other regulatory authorities;
•our ability successfully to attract and retain skilled employees;
•our ability to successfully operate, including our ability to maintain all necessary regulatory approvals, for Total Care Auto, Powered by Landcar ("TCA"), our recently acquired F&I products provider;
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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2022, through our Dealerships segment, we owned and operated 201 new vehicle franchises (151 dealership locations), representing 31 brands of automobiles, 35 collision centers, seven stand-alone used vehicle dealerships, one used vehicle wholesale business and one auto auction, within fifteen states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by independent third parties and our recently acquired F&I product provider, TCA. The F&I products offered by TCA are primarily sold through Larry H. Miller Dealerships. As of March 31, 2022, our new vehicle revenue brand mix consisted of 29% luxury, 41% imports and 30% domestic brands. As a result of the LHM Acquisition on December 17, 2021, as outlined below, the Company now reflects its operations in two reportable segments: Dealerships and TCA.
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
Our dealerships' gross profit margin varies with our revenue mix. Historically, the sales of new vehicles generally results in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase.
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
Our TCA segment gross profit margin can vary due to incurred claims expense and the performance of our investment portfolio. Certain F&I products may result in higher gross profit margins to TCA. Therefore, the product mix of F&I products sold by TCA can affect the gross profits earned. In addition, interest rate volatility based on economic and market conditions outside the control of the Company, may increase or reduce TCA segment gross profit margins as well as the fair market values of certain securities within our investment portfolio. Fair market values typically fluctuate inversely to the fluctuations in interest rates.
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
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. Manufacturers continue to be hampered by the lack of availability of parts and key components from suppliers, such as semiconductor chips, which has impacted new vehicle inventory levels and availability of parts. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these production slowdowns or when normalized production will resume at these manufacturers.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended March 31, 2022 was 14.3 million compared to 16.9 million during the three months ended March 31, 2021. On a same-store basis, each of our revenue streams, with the exception of new vehicles, increased from the prior year quarter. We experienced a significant increase in both new and used vehicle gross profit during the three months ended March 31, 2022 when compared to the prior year period. The lack of availability of new vehicle inventory has driven up demand for used vehicles.
We had total available liquidity of $805.2 million as of March 31, 2022, which consisted of cash and cash equivalents of $146.6 million (excluding $137.7 million held by TCA), $26.6 million of available funds in our floor plan offset accounts, $439.2 million of availability under our revolving credit facility, and $192.8 million of availability under our used vehicle revolving floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.

CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,855.6	$1,151.7	$703.9	61%
Used vehicle	1,350.9	690.9	660.0	96%
Parts and service	501.9	262.0	239.9	92%
Finance and insurance, net	203.4	88.3	115.1	130%
TOTAL REVENUE	3,911.8	2,192.9	1,718.9	78%
GROSS PROFIT:
New vehicle	224.0	75.5	148.5	197%
Used vehicle	99.3	55.8	43.5	78%
Parts and service	276.5	163.1	113.4	70%
Finance and insurance, net	192.2	88.3	103.9	118%
TOTAL GROSS PROFIT	792.0	382.7	409.3	107%
OPERATING EXPENSES:
Selling, general, and administrative	455.5	239.8	215.7	90%
Depreciation and amortization	18.4	9.8	8.6	88%
Other operating income, net	(2.7)	(3.2)	0.5	(16)%
INCOME FROM OPERATIONS	320.8	136.3	184.5	135%
OTHER EXPENSES:
Floor plan interest expense	2.6	2.9	(0.3)	(10)%
Other interest expense, net	37.6	14.0	23.6	169%
Gain on dealership divestitures, net	(33.1)	—	(33.1)	—%
Total other expenses, net	7.1	16.9	(9.8)	(58)%
INCOME BEFORE INCOME TAXES	313.7	119.4	194.3	163%
Income tax expense	76.0	26.6	49.4	186%
NET INCOME	$237.7	$92.8	$144.9	156%
Net income per share—Diluted	$10.38	$4.78	$5.60	117%

	For the Three Months Ended March 31,
	2022	2021
REVENUE MIX PERCENTAGES:
New vehicle	47.4%	52.5%
Used vehicle retail	31.2%	27.8%
Used vehicle wholesale	3.4%	3.8%
Parts and service	12.8%	11.9%
Finance and insurance, net	5.2%	4.0%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	28.3%	19.7%
Used vehicle retail	12.1%	12.4%
Used vehicle wholesale	0.4%	2.2%
Parts and service	34.9%	42.6%
Finance and insurance, net	24.3%	23.1%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	20.2%	17.5%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	57.5%	62.7%
Total revenue for the three months ended March 31, 2022 increased by $1.72 billion (78%) compared to the three months ended March 31, 2021, due to a $703.9 million (61%) increase in new vehicle revenue, a $660.0 million (96%) increase in used vehicle revenue, a $239.9 million (92%) increase in parts and service revenue and a $115.1 million (130%) increase in F&I, net revenue. The $409.3 million (107%) increase in gross profit during the three months ended March 31, 2022 was driven by a $148.5 million (197%) increase in new vehicle gross profit, a $113.4 million (70%) increase in parts and service gross profit, a $103.9 million (118%) increase in F&I, net gross profit and a $43.5 million (78%) increase in used vehicle gross profit.
Income from operations during the three months ended March 31, 2022 increased by $184.5 million (135%), compared to the three months ended March 31, 2021, due to the $409.3 million (107%) increase in gross profit and a $0.5 million (16%) increase in other operating expense, net, partially offset by a $215.7 million (90%) increase in SG&A expense and a $8.6 million (88%) increase in depreciation and amortization expense.
Total other expenses, net decreased by $9.8 million (58%), primarily as a result of a $33.1 million gain on dealership divestitures, net during the first three months of 2022 when compared to the first three months of 2021 and a $23.6 million (169%) increase in other interest expense, net partially offset by a $0.3 million (10%) decrease in floor plan interest expense. Income before income taxes increased $194.3 million to $313.7 million for the three months ended March 31, 2022. Overall, net income increased by $144.9 million (156%) during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
The Company's results for the first quarter of 2022 include the full quarter results of our dealerships acquired in the fourth quarter of 2021. Same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

DEALERSHIP SEGMENT
New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$543.3	$518.0	$25.3	5%
Import	765.9	439.4	326.5	74%
Domestic	546.4	194.3	352.1	181%
Total new vehicle revenue	$1,855.6	$1,151.7	$703.9	61%
Gross profit:
Luxury	$70.8	$44.7	$26.1	58%
Import	95.5	18.1	77.4	428%
Domestic	57.7	12.7	45.0	354%
Total new vehicle gross profit	$224.0	$75.5	$148.5	197%
New vehicle units:
Luxury	8,257	8,511	(254)	(3)%
Import	20,678	14,377	6,301	44%
Domestic	10,239	4,371	5,868	134%
Total new vehicle units	39,174	27,259	11,915	44%

Same Store:
Revenue:
Luxury	$454.6	$503.6	$(49.0)	(10)%
Import	415.1	439.4	(24.3)	(6)%
Domestic	158.7	194.3	(35.6)	(18)%
Total new vehicle revenue	$1,028.4	$1,137.3	$(108.9)	(10)%
Gross profit:
Luxury	$58.0	$43.4	$14.6	34%
Import	50.8	18.2	32.6	179%
Domestic	15.7	12.8	2.9	23%
Total new vehicle gross profit	$124.5	$74.4	$50.1	67%
New vehicle units:
Luxury	6,867	8,259	(1,392)	(17)%
Import	11,638	14,377	(2,739)	(19)%
Domestic	3,146	4,371	(1,225)	(28)%
Total new vehicle units	21,651	27,007	(5,356)	(20)%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2022	2021
As Reported:
Revenue per new vehicle sold	$47,368	$42,250	$5,118	12%
Gross profit per new vehicle sold	$5,718	$2,770	$2,948	106%
New vehicle gross margin	12.1%	6.6%	5.5%

Luxury:
Gross profit per new vehicle sold	$8,575	$5,252	$3,323	63%
New vehicle gross margin	13.0%	8.6%	4.4%
Import:
Gross profit per new vehicle sold	$4,618	$1,259	$3,359	267%
New vehicle gross margin	12.5%	4.1%	8.4%
Domestic:
Gross profit per new vehicle sold	$5,635	$2,906	$2,729	94%
New vehicle gross margin	10.6%	6.5%	4.1%

Same Store:
Revenue per new vehicle sold	$47,499	$42,111	$5,388	13%
Gross profit per new vehicle sold	$5,750	$2,755	$2,995	109%
New vehicle gross margin	12.1%	6.5%	5.6%

Luxury:
Gross profit per new vehicle sold	$8,446	$5,255	$3,191	61%
New vehicle gross margin	12.8%	8.6%	4.2%
Import:
Gross profit per new vehicle sold	$4,365	$1,266	$3,099	245%
New vehicle gross margin	12.2%	4.1%	8.1%
Domestic:
Gross profit per new vehicle sold	$4,990	$2,928	$2,062	70%
New vehicle gross margin	9.9%	6.6%	3.3%
For the three months ended March 31, 2022, new vehicle revenue increased by $703.9 million (61%) as a result of a 44% increase in new vehicle units sold and a 12% increase in revenue per new vehicle sold. For the three months ended March 31, 2022, same store new vehicle revenue decreased by $108.9 million (10%) as the result of a 20% decrease in new vehicle units sold partially offset by a 13% increase in revenue per unit sold.
For the three months ended March 31, 2022, new vehicle gross profit and same store new vehicle gross profit increased by $148.5 million (197%) and $50.1 million (67%), respectively. Same store new vehicle gross margin for the three months ended March 31, 2022 improved 560 basis points to 12.1%.
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended March 31, 2022 was 14.3 million compared to 16.9 million during the three months ended March 31, 2021, a 15% decrease. The Company's increase in new vehicle sales revenue for the three months ended March 31, 2022 over the same period in the prior year is primarily attributable to the Company's acquisitions of the Larry H. Miller and Stevinson dealership groups in December, 2021. We continue to be negatively impacted by a scarcity of new vehicle inventory as a result of manufacturer production challenges arising from the semiconductor chip shortage.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,216.9	$607.5	$609.4	100%
Used vehicle wholesale revenue	134.0	83.4	50.6	61%
Used vehicle revenue	$1,350.9	$690.9	$660.0	96%
Gross profit:
Used vehicle retail gross profit	$95.8	$47.5	$48.3	102%
Used vehicle wholesale gross profit	3.5	8.3	(4.8)	(58)%
Used vehicle gross profit	$99.3	$55.8	$43.5	78%
Used vehicle retail units:
Used vehicle retail units	38,306	23,519	14,787	63%

Same Store:
Revenue:
Used vehicle retail revenue	$789.9	$597.6	$192.3	32%
Used vehicle wholesale revenue	52.5	82.9	(30.4)	(37)%
Used vehicle revenue	$842.4	$680.5	$161.9	24%
Gross profit:
Used vehicle retail gross profit	$54.8	$46.8	$8.0	17%
Used vehicle wholesale gross profit	0.7	8.2	(7.5)	(91)%
Used vehicle gross profit	$55.5	$55.0	$0.5	1%
Used vehicle retail units:
Used vehicle retail units	24,597	23,175	1,422	6%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2022	2021
As Reported:
Revenue per used vehicle retailed	$31,768	$25,830	$5,938	23%
Gross profit per used vehicle retailed	$2,501	$2,020	$481	24%
Used vehicle retail gross margin	7.9%	7.8%	0.1%

Same Store:
Revenue per used vehicle retailed	$32,114	$25,786	$6,328	25%
Gross profit per used vehicle retailed	$2,228	$2,019	$209	10%
Used vehicle retail gross margin	6.9%	7.8%	(0.9)%
Used vehicle revenue increased by $660.0 million (96%) due to a $609.4 million (100%) increase in used vehicle retail revenue, and a $50.6 million (61%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $161.9 million (24%) due to a $192.3 million (32%) increase in used vehicle retail revenue partially offset by a $30.4 million (37%) decrease in used vehicle wholesale revenues.

For the three months ended March 31, 2022, gross profit margins increased by 10 basis points to 7.9%. We continue to see strong demand for used vehicles as a result of new vehicle inventory shortages that have arisen due to supply chain challenges. Used vehicle retail gross profit increased for the three months ended March 31, 2022 by $48.3 million (102%) on as reported basis and $8.0 million (17%) on a same store basis when compared to the three months ended March 31, 2021. On a same-store basis, our gross profit per used vehicle retailed increased $209 (10%) when compared to the prior year period.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions)
As Reported:
Parts and service revenue	$509.8	$262.0	$247.8	95%
Parts and service gross profit:
Customer pay	172.4	97.1	75.3	78%
Warranty	33.6	24.1	9.5	39%
Wholesale parts	20.4	7.0	13.4	191%
Parts and service gross profit, excluding reconditioning and preparation	$226.4	$128.2	$98.2	77%
Parts and service gross margin, excluding reconditioning and preparation	44.4%	48.9%	(4.5)%
Reconditioning and preparation *	$53.8	$34.9	$18.9	54%
Total parts and service gross profit	$280.2	$163.1	$117.1	72%

Same Store:
Parts and service revenue	$295.1	$258.7	$36.4	14%
Parts and service gross profit:
Customer pay	111.4	95.8	15.6	16%
Warranty	20.2	23.7	(3.5)	(15)%
Wholesale parts	8.6	6.9	1.7	25%
Parts and service gross profit, excluding reconditioning and preparation	$140.2	$126.4	$13.8	11%
Parts and service gross margin, excluding reconditioning and preparation	47.5%	48.9%	(1.4)%
Reconditioning and preparation *	$36.1	$34.4	$1.7	5%
Total parts and service gross profit	$176.3	$160.8	$15.5	10%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $247.8 million (95%) increase in parts and service revenue was primarily due to a $149.3 million (83%) increase in customer pay revenue, a $79.7 million (210%) increase in wholesale parts revenue and a $18.8 million (43%) increase in warranty revenue. Same store parts and service revenue increased by $36.4 million (14%) from $258.7 million for the three months ended March 31, 2021 to $295.1 million for the three months ended March 31, 2022. The increase in same store parts and service revenue was due to a $30 million (17%) increase in customer pay revenue, a $11.8 million (32%) increase in wholesale parts revenue partially offset by a $5.4 million (12%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $98.2 million (77%) to $226.4 million, and same store gross profit, excluding reconditioning and preparation, increased by $13.8 million (11%) to $140.2 million.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$177.9	$88.3	$89.6	101%
Finance and insurance, net per vehicle sold	$2,296	$1,739	$557	32%

Same Store:
Finance and insurance, net	$109.9	$87.4	$22.5	26%
Finance and insurance, net per vehicle sold	$2,376	$1,742	$634	36%
F&I revenue, net increased $89.6 million (101%) during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, and same store F&I revenue, net increased by $22.5 million (26%) over the same period. F&I revenue, net increased as a result of the increase in new and used retail unit sales for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company was able to improve the F&I PVR by $557 per unit (32%) over the comparable prior year period.

TCA SEGMENT

	For the Three Months Ended March 31, 2022
	As Reported	Inter-company Eliminations	Consolidated
	(Dollars in millions)
Finance and insurance, gross revenue	$57.3	$(31.8)	$25.5
Finance and insurance, cost of sales	$0.7	$10.5	$11.2
Finance and insurance, gross profit	$56.6	$(42.3)	$14.3
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP insurance, appearance protection contracts and lease wear-and-tear contracts. The majority of TCA's products are sold through affiliated LHM automobile dealerships.
Revenue generated by TCA is earned over the period of the related service product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended March 31, 2022, TCA generated $57.3 million of revenue, consisting primarily of earned premium partially offset by an unrealized loss to the investment portfolio.
Direct expenses paid for the acquisition of contracts on which revenue has been received but not yet earned have been deferred and are amortized over the related contract period. Expenses are matched with earned premiums resulting in recognition over the life of the contracts. During the three months ended March 31, 2022, TCA recorded $0.7 million of cost of sales consisting primarily of claims expense and amortization of deferred acquisition costs.

CONSOLIDATED
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2022	% of Gross Profit	2021	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$245.0	30.9%	$117.1	30.6%	$127.9	0.3%
Sales compensation	75.7	9.6%	37.4	9.8%	38.3	(0.2)%
Share-based compensation	7.0	0.9%	4.7	1.2%	2.3	(0.3)%
Outside services	45.4	5.7%	23.9	6.2%	21.5	(0.5)%
Advertising	14.3	1.8%	7.7	2.0%	6.6	(0.2)%
Rent	12.2	1.5%	11.2	2.9%	1.0	(1.4)%
Utilities	7.9	1.0%	4.3	1.1%	3.6	(0.1)%
Insurance	8.7	1.1%	7.3	1.9%	1.4	(0.8)%
Other	39.3	5.0%	26.2	7.0%	13.1	(2.0)%
Selling, general, and administrative expense	$455.5	57.5%	$239.8	62.7%	$215.7	(5.2)%
Gross profit	$792.0		$382.7

Same Store:
Personnel costs	$138.0	29.6%	$115.6	30.6%	$22.4	(1.0)%
Sales compensation	46.3	9.9%	36.9	9.8%	9.4	0.1%
Share-based compensation	7.0	1.5%	4.7	1.2%	2.3	0.3%
Outside services	27.3	5.9%	23.6	6.3%	3.7	(0.4)%
Advertising	5.8	1.2%	7.5	2.0%	(1.7)	(0.8)%
Rent	10.7	2.3%	11.2	3.0%	(0.5)	(0.7)%
Utilities	4.6	1.0%	4.2	1.1%	0.4	(0.1)%
Insurance	5.8	1.2%	7.2	1.9%	(1.4)	(0.7)%
Other	$24.0	5.2%	$26.1	6.9%	(2.1)	(1.7)%
Selling, general, and administrative expense	$269.5	57.8%	$237.0	62.8%	$32.5	(5.0)%
Gross profit	$466.2		$377.6
SG&A expense as a percentage of gross profit decreased 520 basis points from 62.7% for the three months ended March 31, 2021 to 57.5% for the three months ended March 31, 2022, while same store SG&A expense as a percentage of gross profit decreased 500 basis points to 57.8% over the same period. The decrease in SG&A as a percentage of gross profit during the three months ended March 31, 2022, is primarily the result of higher sales volume and gross profits earned on new and used vehicle sales. On a total company basis, Personnel costs and Sales compensation increased by $127.9 million and $38.3 million, respectively, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the inclusion of the Larry H. Miller and Stevinson acquisitions in year-to-date 2022 results.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $0.3 million (10%) to $2.6 million during the three months ended March 31, 2022 compared to $2.9 million during the three months ended March 31, 2021 primarily as a result of lower new vehicle inventory levels.
Other Interest Expense —
Other interest expense increased $23.6 million (169%) during the three months ended March 31, 2022 from $14.0 million during the three months ended March 31, 2021 to $37.6 million during the three months ended March 31, 2022. During the fourth quarter of 2021 we incurred additional debt to finance the acquisitions of the Larry H. Miller and Stevinson automotive groups resulting in higher interested expense during the quarter.

Gain on Dealership Divestitures, net—
During the three months ended March 31, 2022, we sold one franchise (one dealership location) in the St. Louis, Missouri market and three franchises (three dealership locations) in the Denver, Colorado market and recorded a preliminary pre-tax gain of $33.1 million.
Income Tax Expense—
The $49.4 million increase in income tax expense was primarily the result of a $194.3 million increase in income before income taxes. Our effective tax rate for the three months ended March 31, 2022 was 24.2% compared to 22.3% in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2022, we had total available liquidity of $805.2 million, which consisted of cash and cash equivalents of $146.6 million (excluding $137.7 million held by TCA), $26.6 million of available funds in our floor plan offset accounts, $439.2 million of availability under our revolving credit facility, and $192.8 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time-to-time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2022, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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
LHM Acquisition
On December 17, 2021, the Company completed the LHM Acquisition, which included 54 new vehicle dealerships, seven used cars stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA business for a total purchase price of $3.48 billion. The purchase price was financed through a combination of cash, proceeds from the issuance of common stock and borrowings including the issuance of the 2029 Senior Notes and 2032 Senior Notes, the drawdown on the 2021 Real Estate Facility and the 2019 Senior Credit Facility and other floor plan borrowings.
Material Indebtedness
We currently are party to the following material credit facilities and agreements, and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, please refer to Note 14 "Debt" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
•2019 Senior Credit Facility—On September 25, 2019, the Company and certain of its subsidiaries entered into the 2019 third amended and restated credit agreement with Bank of America, as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility"). In connection with the LHM Acquisition, the Company entered into a 2021 Third Amendment to the 2019 Senior Credit Facility on October 29, 2021. As amended, the 2019 Senior Credit Agreement provides for the following:
Revolving Credit Facility—A $450.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As of March 31, 2022, we had $10.8 million in outstanding letters of credit, resulting in $439.2 million of borrowing availability. We began the year with $169.0 million drawn on our revolving credit facility. During the three months ended March 31, 2022, we had additional borrowings of $320.0 million and $489.0 million in repayments resulting in no outstanding borrowings as of March 31, 2022.
New Vehicle Floor Plan Facility—A $1.75 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of this floor plan offset account, we experienced a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of March 31, 2022, we had $285.9 million outstanding under the New Vehicle Floor Plan Facility, which includes $2.6 million classified as Liabilities associated with assets held for sale on our Condensed Consolidated Balance Sheet and is net of $24.2 million in our floor plan offset account.
Used Vehicle Floor Plan Facility—A $350.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for, among other things, working capital and capital expenditures, as well as to refinance used vehicles. We began the year with $294.0 million drawn on our used vehicle floor plan facility. During the three months ended March 31, 2022, we had additional borrowings of $100.0 million and $294.0 million in repayments resulting in outstanding borrowings of $100.0 million as of March 31, 2022. Our borrowing capacity under the Used Vehicle Floor Plan Facility was $292.8 million based on our borrowing base calculation as of March 31, 2022.
Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.
At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of March 31, 2022, no availability was re-designated.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of March 31, 2022, we had $15.3 million, which is net of $2.4 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $134.8 million, outstanding under our 2019 Senior Credit Facility and facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
•2029 and 2032 Senior Notes — On November 19, 2021, the Company completed its offering of $800.0 million aggregate principal amount of 4.625% senior notes due 2029 (the “2029 Senior Notes”) and $600.0 million aggregate principal amount of 5.000% senior notes due 2032 (the “2032 Senior Notes”). The 2029 Senior Notes and 2032 Senior Notes mature on November 15, 2024 and February 15, 2032, respectively. Interest is payable semiannually, on November 15 and May 15 of each year. The 2029 Senior Notes and the 2032 Senior Notes were offered, together with additional borrowings and cash on hand, to (i) fund the LHM Acquisition and (ii) pay related fees and expenses.

The 2029 Notes and 2032 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries other than the TCA Non-Guarantor Subsidiaries. In addition, the notes are subject to customary covenants, events of default and optional redemption revisions. The 2029 Notes and the 2032 Notes are not required to be registered under the Securities Act of 1933.
•2028 and 2030 Senior Notes—On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million aggregate principal amount of the Existing 2028 Notes and $600.0 million aggregate principal amount of the Existing 2030 Notes. The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The 2028 Notes and the 2030 Notes were offered, together with additional borrowings and cash on hand, to (i) fund the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of 6.0% Senior Subordinated Notes due 2024 (the "6.0% Notes") and (iii) pay related fees and expenses.
On March 24, 2020, the Company delivered notice to the sellers terminating the 2019 Park Place Agreements and redeemed $245.0 million aggregate principal million of the 2028 Notes and $280.0 million aggregate principal amount of the 2030 Notes pursuant to a special mandatory redemption.
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
The 2028 Notes and the 2030 Notes are guaranteed, jointly and severally, on a senior unsecured basis, by each of our existing and future restricted subsidiaries, other than the TCA Non-Guarantor Subsidiaries. In addition, the notes are subject to customary covenants, events of default and optional redemption revisions. The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
~~•~~Mortgage Financings—We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages") and other lenders. As of March 31, 2022, we had total mortgage notes payable outstanding of $70.3 million which are collateralized by the associated real estate.
~~•~~2021 Real Estate Facility—On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, which provides for term loans in an aggregate amount equal to $689.7 million (the “2021 Real Estate Facility”). As of March 31, 2022, we had $689.7 million of outstanding borrowings under the 2021 Real Estate Facility, which includes amounts classified as Liabilities associated with assets held for sale. There is no further borrowing availability under the 2021 Real Estate Facility.
•2021 BofA Real Estate Facility—On May 10, 2021, we entered into a real estate term loan credit agreement (the “2021 BofA Real Estate Credit Agreement”), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the “2021 BofA Real Estate Facility”). As of March 31, 2022, we had $178.8 million of outstanding borrowings under the 2021 BofA Real Estate Facility. There is no further borrowing availability under the 2021 BofA Real Estate Credit Agreement.
•2018 Bank of America Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time-to-time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of March 31, 2022, we had $77.4 million of outstanding borrowings under the 2018 Bank of America Facility. There is no further borrowing availability under the 2018 BofA Real Estate Facility.

•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of March 31, 2022, we had $80.7 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under the 2018 Wells Fargo Master Loan Facility.
•2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of March 31, 2022, the outstanding balance under this agreement was $52.0 million. There is no further borrowing availability under the 2015 Wells Fargo Master Loan Facility.
•2013 BofA Real Estate Facility—On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A. ("Bank of America"), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of March 31, 2022, we had $30.4 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under the 2013 Real Estate Facility.
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2022.
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
During the three months ended March 31, 2022, we repurchased 1,069,203 shares of our common stock under the Repurchase Program for a total of $200.0 million. As of March 31, 2022, we had no remaining authorization to repurchase shares of our common stock under the Repurchase Program. On April 27, 2022, our Board of Directors authorized an additional $200.0 million of share repurchases under our Repurchase Program.
During three months ended March 31, 2022, we repurchased 53,810 shares of our common stock for $8.9 million from employees in connection with a net share settlement feature of employee equity-based awards.
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
Floor plan borrowings are required by all vehicle manufacturers for the purchase of new vehicles, and all floor plan lenders require amounts borrowed for the purchase of a vehicle to be repaid within a short time period after the related vehicle is sold. As a result, we believe that it is important to understand the relationship between the cash flows of all of our floor plan notes payable and new vehicle inventory in order to understand our working capital and operating cash flow and to be able to compare our operating cash flow to that of our competitors (i.e., if our competitors have a different mix of trade and non-trade floor plan financing as compared to us). In addition, we include all floor plan borrowings and repayments in our internal operating cash flow forecasts. As a result, we use the non-GAAP measure "Adjusted cash flow provided by operating activities" (defined below) to compare our results to forecasts. We believe that splitting the cash flows of floor plan notes payable between operating activities and financing activities, while all new vehicle inventory activity is included in operating activities, results in significantly different operating cash flows than if all the cash flows of floor plan notes payable were classified together in operating activities.
Adjusted cash flow provided by operating activities includes borrowings and repayments of Floor Plan Notes Payable Non-Trade and used floor plan notes payable borrowing base changes. Adjusted cash flow provided by operating activities may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures. Adjusted cash flow provided by operating activities for the three months ended March 31, 2021 differ from previously disclosed non-GAAP operating cash flow measures presented in Management's Discussion and Analysis due to the impact on operating cash flows, as reported, of the Company's recent material acquisitions. We believe that the additional adjustments related to cash flows associated with our used vehicle borrowing base, floorplan offset accounts and the impact of acquisitions and divestitures eliminates cash flow volatility and provides an adjusted operating cash flow metric that best reflects our results of operations and our management of inventory and related financing activities.
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

	For the Three Months Ended March 31,
	2022	2021
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$409.0	$210.8
Change in Floor Plan Notes Payable Non-Trade, net	63.6	(156.4)
Change in Floor Plan Notes Payable Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	(69.6)	$62.2
Change in Floor Plan Notes Payable Trade associated with floor plan offset and net acquisition and divestitures	2.5	$(1.0)
Adjusted cash flow provided by operating activities	$405.5	$115.6
Operating Activities—
Net cash provided by operating activities totaled $409.0 million and $210.8 million, for the three months ended March 31, 2022 and 2021, respectively. Adjusted cash flow provided by operating activities totaled $405.5 million and $115.6 million, for the three months ended March 31, 2022, and 2021, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in Floor Plan Notes Payable—Non-Trade and Trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through Floor Plan Notes Payable—Trade.

The $289.9 million increase in Adjusted cash flow provided by operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily the result of the following:

•increase in $123.0 million net income and non-cash adjustments to net income primarily related to less gain on dealership divestitures in 2022 when compared to 2021;
•$162.1 million related to an increase in accounts payable and accrued liabilities;
•$23.7 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2022 as compared to 2021; and
•$8.8 million related to the change in other long-term assets and liabilities.
The increase in our Adjusted cash flow provided by operating activities, was partially offset by:
•$3.8 million related to a decrease in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures; and
•$23.2 million related to the change in other current assets, net.
Investing Activities—
Net cash used in investing activities totaled $231.3 million for the three months ended March 31, 2022 compared to cash used in investing activities of $3.7 million, for the three months ended March 31, 2021. Capital expenditures, excluding the purchase of real estate, were $20.8 million and $11.2 million for the three months ended March 31, 2022 and 2021, respectively. We expect that capital expenditures during 2022 will total approximately $175.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the three months ended March 31, 2022, we sold one franchise (one dealership location) in the St. Louis, Missouri market and three franchises (three dealership locations) in the Denver, Colorado market for an aggregate purchase price of $252.2 million.
We purchased $12.3 million of debt securities and $3.3 million of equity securities during the three months ended March 31, 2022. We also received proceeds of $12.2 million and $3.3 million from the sale of debt and equity securities, respectively, during the three months ended March 31, 2022. We did not have any purchases or sales of debt and equity securities during the prior year period.
During the three months ended March 31, 2021, we released $1.0 million of purchase price holdbacks related to a prior year acquisition.
During the three months ended March 31, 2021, we received cash proceeds of $14.0 million from the sale of vacant properties.
During the three months ended March 31, 2021, purchases of real estate, including previously leased real estate, totaled $5.5 million.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $534.9 million and $180.7 million for the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022 and 2021, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $1.87 billion and $1.22 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with a divestiture, of $2.00 billion and $1.38 billion, respectively.

During the three months ended March 31, 2022, we had non-trade floor plan repayments associated with divestitures of $19.9 million.
Repayments of borrowings totaled $7.7 million and $14.7 million for the three months ended March 31, 2022 and 2021, respectively.
Proceeds of $320.0 million were received in connection with borrowings under our Revolving Credit Facility during the three months ended March 31, 2022 and $489.0 million was repaid during the same period.
During the three months ended March 31, 2022, we repurchased 1,069,203 shares of our common stock under our Repurchase Program for a total of $200.0 million and repurchased 53,810 shares of our common stock for $8.9 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2022.
Guarantor Financial Information
As of March 31, 2022, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.

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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
	As of
	March 31, 2022	December 31, 2021
	(In millions)
Current assets	$1,628.4	$1,778.4
Current assets - affiliates	—	—
Non-current assets	5,492.2	5,511.3

Current liabilities	1,400.5	1,473.2
Current liabilities - affiliates	5.8	6.9
Non-current liabilities	3,602.4	3,916.7

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries
For the Three Months Ended March 31,
2022
(In millions)
Net sales	$3,894.2
Gross profit	781.4
Income from operations	304.9
Net income	224.3

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $503.2 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of March 31, 2022, a 100 basis point change in interest rates could result in a change of as much as $5.0 million to our total annual interest expense in our Condensed Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2022 and 2021 by $23.0 million and $13.8 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the one-month SOFR rate. All swaps with an inception date of 2021 and prior are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in one-month LIBOR. The following table provides information on the attributes of each swap as of March 31, 2022:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$300.0	$228.8	December 2026
January 2022	$250.0	250.0	$250.0	December 2031
May 2021	$184.4	$178.8	$110.6	May 2031
July 2020	$93.5	$85.3	$50.6	December 2028
July 2020	$85.5	$77.4	$57.3	November 2025
June 2015	$100.0	$68.0	$53.1	February 2025
November 2013	$75.0	$44.3	$38.7	September 2023
For additional information about the effect of our derivative instruments, see Note 10 "Financial Instruments and Fair Value" within the accompanying Condensed Consolidated Financial Statements.

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
During 2021, we acquired substantially all of the assets, including certain real estate, of 94 franchises (65 new dealership locations), seven used vehicle stores, eleven collision centers, a used vehicle wholesale business and an F&I product provider business. As permitted by the Securities and Exchange Commission, the scope of our Section 404 evaluation for the period covered by this report, does not include an evaluation of the internal control over financial reporting of these acquired operations.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2022 - 01/31/2022	6	$172.02	—	$200.0
02/01/2022 - 02/28/2022	542,062	$183.16	494,794	$108.3
03/01/2022 - 03/31/2022	580,945	$188.62	574,409	$—
Total	1,123,013		1,069,203

On January 30, 2014, our Board of Directors authorized our current Repurchase Program. On February 14, 2022, the Board of Directors increased the Company's share repurchase authorization under our Repurchase Program by $100.0 million to $200.0 million. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During the three months ended March 31, 2022, we repurchased 1,069,203 shares of our common stock under the Repurchase Program for a total of $200.0 million. As of March 31, 2022 we had no remaining authorization to repurchase shares of our common stock under the Repurchase Program. On April 27, 2022, our Board of Directors authorized an additional $200.0 million of share repurchases under our Repurchase Program.
In addition, during the three months ended March 31, 2022, we repurchased 53,810 shares of our common stock for $8.9 million from employees in connection with a net share settlement feature of employee equity-based awards.

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

Asbury Automotive Group, Inc.

Date:	May 4, 2022	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	May 4, 2022	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer