Form 10-Q
period 2022-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2022-10-28
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 27, 2022 was 22,133,057.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141.3	$178.9
Short-term investments	7.9	11.0
Contracts-in-transit	160.5	212.5
Accounts receivable, net	177.9	229.8
Inventories	822.2	718.4
Assets held for sale	204.2	375.1
Other current assets	298.4	203.7
Total current assets	1,812.6	1,929.4
INVESTMENTS	173.5	123.5
PROPERTY AND EQUIPMENT, net	1,911.6	1,990.0
OPERATING LEASE RIGHT-OF-USE ASSETS	240.9	261.0
GOODWILL	2,208.2	2,271.7
INTANGIBLE FRANCHISE RIGHTS	1,327.3	1,335.7
DEFERRED INCOME TAXES, net of current portion	49.0	69.1
OTHER LONG-TERM ASSETS	93.2	22.1
Total assets	$7,816.3	$8,002.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$20.1	$37.3
Floor plan notes payable—non-trade, net	8.1	527.2
Current maturities of long-term debt	63.8	62.5
Current maturities of operating leases	24.3	25.8
Accounts payable and accrued liabilities	771.5	742.9
Deferred revenue—current	205.9	181.5
Liabilities associated with assets held for sale	65.0	20.8
Total current liabilities	1,158.7	1,597.9
LONG-TERM DEBT	3,261.8	3,520.1
OPERATING LEASE LIABILITIES	223.0	242.0
DEFERRED REVENUE	477.8	466.3
OTHER LONG-TERM LIABILITIES	52.1	60.8
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 44,102,585 and 45,052,293 shares issued, including shares held in treasury, respectively	0.4	0.5
Additional paid-in capital	1,283.4	1,278.5
Retained earnings	2,338.2	1,881.2
Treasury stock, at cost; 21,969,528 and 21,914,251 shares, respectively	(1,053.3)	(1,044.2)
Accumulated other comprehensive gain (loss)	74.1	(0.5)
Total shareholders' equity	2,642.9	2,115.5
Total liabilities and shareholders' equity	$7,816.3	$8,002.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE:
New vehicle	$1,799.2	$1,129.5	$5,519.3	$3,649.6
Used vehicle	1,330.7	879.1	4,044.1	2,386.1
Parts and service	536.1	297.1	1,558.2	851.5
Finance and insurance, net	200.0	100.4	606.4	295.7
TOTAL REVENUE	3,865.9	2,406.1	11,727.9	7,182.9
COST OF SALES:
New vehicle	1,598.0	1,003.5	4,873.7	3,324.0
Used vehicle	1,248.6	806.9	3,758.5	2,174.7
Parts and service	238.5	115.7	693.6	324.4
Finance and insurance	13.0	—	39.5	—
TOTAL COST OF SALES	3,098.1	1,926.1	9,365.4	5,823.0
GROSS PROFIT	767.8	480.0	2,362.5	1,359.9
OPERATING EXPENSES:
Selling, general, and administrative	438.2	268.7	1,341.9	778.2
Depreciation and amortization	17.1	10.7	53.6	30.6
Other operating income, net	(1.1)	(0.4)	(3.0)	(4.6)
INCOME FROM OPERATIONS	313.6	201.0	970.0	555.7
OTHER EXPENSES:
Floor plan interest expense	1.9	1.4	6.0	6.5
Other interest expense, net	38.6	14.8	113.8	43.2
Gain on dealership divestitures, net	—	(8.0)	(4.4)	(8.0)
Total other expenses, net	40.5	8.2	115.4	41.6
INCOME BEFORE INCOME TAXES	273.1	192.8	854.6	514.0
Income tax expense	68.1	45.8	210.5	122.1
NET INCOME	$205.0	$147.0	$644.1	$391.9
EARNINGS PER SHARE:
Basic—
Net income	$9.26	$7.62	$28.83	$20.31
Diluted—
Net income	$9.23	$7.54	$28.72	$20.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22.1	19.3	22.3	19.3
Restricted stock	0.1	0.1	0.1	0.1
Performance share units	—	0.1	—	0.1
Diluted	22.2	19.5	22.4	19.5

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$205.0	$147.0	$644.1	$391.9
Other comprehensive income:
Change in fair value of cash flow swaps	33.5	2.9	104.4	2.6
Income tax charge associated with cash flow swaps	(8.2)	(0.7)	(25.6)	(0.7)
Change in accumulated losses on available-for-sale debt securities	(3.1)	—	(5.3)	—
Income tax benefit associated with available-for-sale debt securities	0.7	—	1.1	—
Comprehensive income	$227.9	$149.2	$718.7	$393.8

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5
Comprehensive Income:
Net income	—	—	—	237.7	—	—	—	237.7
Change in fair value of cash flow swaps, net of reclassification adjustment and $10.4 tax charge	—	—	—	—	—	—	31.8	31.8
Loss on changes in fair value of debt securities, net of $0.2 tax benefit	—	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income	—	—	—	237.7	—	—	29.8	267.5
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,435	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,810	(8.9)	—	(8.9)
Share issues (repurchases)	—	—	1.4	—	1,069,203	(200.0)	—	(198.6)
Retirement of common stock	(1,069,203)	—	(12.9)	(187.1)	(1,069,203)	200.0	$—	$—
Balances, March 31, 2022	44,098,525	$0.4	$1,274.1	$1,931.9	21,968,061	$(1,053.0)	$29.1	$2,182.5
Comprehensive Income:
Net income	—		—	201.4	—	—	—	201.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $6.9 tax charge	—	—	—	—	—	—	21.7	21.7
Loss on changes in fair value of debt securities, net of $0.2 tax benefit	—	—	—	—	—	—	0.2	0.2
Comprehensive income	—	—	—	201.4	—	—	21.9	223.3
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	1,485	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	436	(0.1)	—	(0.1)
Balances, June 30, 2022	44,100,010	$0.4	$1,278.8	$2,133.3	21,968,497	$(1,053.1)	$51.0	$2,410.4
Comprehensive Income:
Net income	—	—	—	205.0	—	—	—	205.0
Change in fair value of cash flow swaps, net of reclassification adjustment and $8.2 tax expense	—	—	—	—	—	—	25.3	25.3
Loss on changes in fair value of debt securities, net of $0.7 tax benefit	—	—	—	—	—	—	(2.5)	(2.5)
Comprehensive income	—	—	—	205.0	—	—	22.9	227.9
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	2,575	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	1,031	(0.2)	—	(0.2)
Balances, September 30, 2022	44,102,585	$0.4	$1,283.4	$2,338.2	21,969,528	$(1,053.3)	$74.1	$2,642.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5
Comprehensive Income:
Net income	—	—	—	92.8	—	—	—	92.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax charge	—	—	—	—	—	—	4.6	4.6
Comprehensive income	—	—	—	92.8	—	—	4.6	97.4
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,881	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	61,893	(9.6)	—	(9.6)
Balances, March 31, 2021	41,249,549	$0.4	$600.2	$1,441.7	21,910,207	$(1,043.3)	$(1.0)	$998.0
Comprehensive Income:
Net income	—	—	—	152.1	—	—	—	152.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax benefit	—	—	—	—	—	—	(4.9)	(4.9)
Comprehensive income	—	—	—	152.1	—	—	(4.9)	147.2
Share-based compensation	—	—	3.7	—	—	—	—	3.7
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	5,166	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	3,134	(0.6)	—	(0.6)
Balances, June 30, 2021	41,254,715	$0.4	$603.9	$1,593.8	21,913,341	$(1,043.9)	$(5.9)	$1,148.3
Comprehensive Income:
Net income	—	—	—	147.0	—	—	—	147.0
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.7 tax charge	—	—	—	—	—	—	2.2	2.2
Comprehensive income	—	—	—	147.0	—	—	2.2	149.2
Share-based compensation	—	—	3.8	—	—	—	—	3.8
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	(467)	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	96	—	—	—
Balances, September 30, 2021	41,254,248	$0.4	$607.7	$1,740.8	21,913,437	$(1,043.9)	$(3.7)	$1,301.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$644.1	$391.9
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	53.6	30.6
Share-based compensation	16.4	12.2
Deferred income taxes	(4.4)	—
Losses on investments	16.1	—
Amortization of debt securities discount/premium	0.7	—
Loaner vehicle amortization	9.7	17.7
Gain on divestitures, net	(4.4)	(8.0)
Change in right-of-use assets	18.9	15.7
Other adjustments, net	2.0	0.1
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	43.3	61.2
Accounts receivable	44.0	48.6
Inventories	50.8	620.6
Other current assets	(285.7)	(177.2)
Floor plan notes payable—trade, net	(15.2)	(42.7)
Deferred revenue	35.9	—
Accounts payable and accrued liabilities	62.4	7.6
Operating lease liabilities	(19.3)	(15.7)
Other long-term assets and liabilities, net	(4.5)	(4.0)
Net cash provided by operating activities	664.4	958.6
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(62.5)	(49.4)
Capital expenditures—real estate	(10.2)	(7.8)
Purchases of previously leased real estate	—	(217.1)
Acquisitions	(5.0)	(17.1)
Divestitures	379.0	21.3
Purchases of debt securities—available-for-sale	(132.4)	—
Purchases of equity securities	(41.4)	—
Proceeds from the sale of debt securities—available-for-sale	56.0	—
Proceeds from the sale of equity securities	49.5	—
Proceeds from the sale of assets	—	21.5
Net cash provided by (used in) investing activities	233.0	(248.6)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	5,502.0	3,404.8
Floor plan borrowings—acquisitions	—	0.3
Floor plan repayments—non-trade	(5,989.8)	(3,925.5)
Floor plan repayments—divestitures	(21.6)	(0.8)
Proceeds from borrowings	—	184.4
Repayments of borrowings	(48.5)	(33.7)
Proceeds from revolving credit facility	330.0	—
Repayments of revolving credit facility	(499.0)	—
Proceeds from issuance of common stock	1.4	—

	For the Nine Months Ended September 30,
	2022	2021
Payment of debt issuance costs	(0.4)	—
Purchases of treasury stock	(200.0)	—
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(9.1)	(10.3)
Net cash used in financing activities	(935.0)	(380.8)
Net (decrease) increase in cash and cash equivalents	(37.6)	329.2
CASH AND CASH EQUIVALENTS, beginning of period	178.9	1.4
CASH AND CASH EQUIVALENTS, end of period	$141.3	$330.6

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
As of September 30, 2022, we owned and operated 198 new vehicle franchises, representing 31 brands of automobiles at 148 new vehicle dealership locations in 15 states. We also operated 34 collision centers, seven stand-alone used vehicle stores, one used vehicle wholesale business, one auto auction and Total Care Auto, Powered by Landcar ("TCA"), a finance and insurance ("F&I") product provider. As of September 30, 2022, our new vehicle revenue brand mix consisted of 31% luxury, 39% imports and 30% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and F&I, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and TCA. The F&I products offered by TCA are primarily sold through Larry H. Miller Dealerships ("LHM"). As a result of the LHM Acquisition, the Company now reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the Condensed Consolidated Financial Statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been included, unless otherwise indicated. Amounts presented in the Condensed Consolidated Financial Statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our Condensed Consolidated Financial Statements should be read together with our audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of any revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Significant estimates made in the accompanying Condensed Consolidated Financial Statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, reserves for self-insurance programs, certain assumptions related to intangible and long-lived assets and reserves for certain legal or similar proceedings relating to our business operations.
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market accounts and short-term certificates of deposit that have maturity dates of less than 90 days when purchased.

Restricted Cash and Securities
TCA places securities on statutory deposit with certain state agencies to retain the right to do business in those states. Securities held on deposit with various state regulatory authorities had a fair value of $2.8 million as of September 30, 2022.
Short-Term Investments
Short-term investments consist of debt securities that are callable or have a maturity date within the next 12 months and are classified as current assets. Debt securities classified as short-term investments are designated as available-for-sale as management intends to hold these securities for indefinite periods of time or may sell the securities in response to changes in interest rates, prepayments or other similar factors. Available-for-sale debt securities are reported at fair market value with any unrealized gain or loss, net of applicable income tax, reported in other comprehensive income, as a separate component of shareholders’ equity. Premiums and discounts on debt securities classified as short-term investments are amortized or accreted using the effective interest method over the period from the purchase date to the expected maturity or call date of the related security and are reported in net income.
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
Debt securities classified as non-current investments are designated as available-for-sale as management intends to hold these securities for indefinite periods of time or may sell the securities in response to changes in interest rates, prepayments or other similar factors. Available-for-sale debt securities included in non-current investments are reported at fair market value with any unrealized gain or loss, net of applicable income tax, reported in other comprehensive income, as a separate component of shareholders’ equity. Premiums and discounts on debt securities included in non-current investments are amortized or accreted, as applicable, using the effective interest method over the period from the purchase date to the expected maturity or call date of the related security and are reported in net income.
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
Accounts Receivable
The allowance for credit losses is estimated using an annual loss rate approach, by type of receivable, utilizing historical loss rates, which have been adjusted for expectations of future economic conditions.
Acquisitions
Acquisitions are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their fair value at the acquisition date. The results of operations of acquired dealerships and other businesses are included in the accompanying Condensed Consolidated Statements of Income, commencing on the date of acquisition.

Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers ("Topic 606"). Under that guidance, the transaction price is attributed to the underlying performance obligations in the contract and revenue is deferred and recognized as income as the Company satisfies the performance obligations in the contract. Incremental costs of obtaining a contract with a customer are capitalized and amortized to the extent that the Company expects to recover those costs. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or performing a service to a customer. Sales and other taxes we collect, concurrent with revenue-producing activities, are excluded from revenue.
New vehicle and used vehicle retail
Revenue from the sale of new and used vehicles is recognized when the terms of the customer contract are satisfied, which generally occurs with the signing of the sales contract and transfer of control of the vehicle to the customer. Payment is generally received at the time of sale or from a third-party financial institution within a short period of time following the sale of the vehicle. Amounts due from third-party financial institutions are reflected in Contracts-in-transit or vehicle receivables within Accounts receivable, net on our Condensed Consolidated Balance Sheets. Costs associated with incidental items that are immaterial in the context of the contract are accrued at the time of sale.
Used vehicle wholesale
Proceeds from the sale of these vehicles are recognized in used vehicle revenue upon transfer of control to end-users at auction.
Sale of vehicle parts and accessories
The Company recognizes revenue upon transfer of control to the customer, which occurs at a point in time. Payment is typically received when control of the parts and accessories transfers to the customer or within 30 days of such time. When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and, accordingly, the costs are accrued when the related revenue is recognized.
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
We also participate in future profits pursuant to retrospective commission arrangements, which meet the definition of variable consideration, for certain insurance products associated with a third-party portfolio. The Company estimates the amount of variable consideration to be included in the transaction price based on historical payment trends and further constrains the variable consideration such that it is probable a significant reversal of previously recognized revenue will not occur. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue and updates its assessment when uncertainties associated with the constraint are removed.
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
Intersegment Elimination
TCA's vehicle protection products are sold primarily through affiliated dealerships and the revenue from the related commissions are included in Finance and insurance, net revenues in the Dealerships segment before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. Revenues recorded by the Dealerships segment and the associated claims expenses recorded by the TCA segment are eliminated upon consolidation. Intersegment revenues and profits from contracts and services are eliminated in consolidation. See Note 12 "Segment Information" for further details.
Income Taxes
We use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates.
Share Repurchases
Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as treasury stock. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings. There were no shares repurchased during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company repurchased and retired 1,069,203 shares of our common stock under our share repurchase program.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 403 and 32 restricted share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended September 30, 2022 and 2021, respectively. No performance share units were excluded from the computation of diluted earnings per share for the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, the Company excluded 1,937 and 1,271 restricted share units and 394 and 437 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as Assets Held for Sale as of September 30, 2022 and December 31, 2021 in the accompanying Condensed Consolidated Balance Sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
Segment Reporting
As of September 30, 2022, the Company had two reportable segments: (1) Dealerships and (2) TCA. Prior to the acquisition of TCA as part of the LHM Acquisition, we had one reportable segment as the geographic dealership groups are aggregated into one reportable segment. See Note 12 "Segment Information" for further details.
Recent Accounting Pronouncements
Effective October 1, 2021, the Company adopted Financial Accounting Standard Board ("FASB") Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquiring entity to apply ASC Topic 606 to recognize and measure contract assets acquired and contract liabilities assumed in a business combination. The Company applied ASC Topic 606 in recording contract assets acquired and contract liabilities assumed in business combinations that occurred in the quarter ended December 31, 2021. We assumed contract liabilities or deferred revenue of $644.3 million in connection with the LHM Acquisition, that closed in December 2021.
In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. The guidance in these standards apply to contract accounting, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and provides optional expedients and exceptions for a limited time to ease the potential burden in accounting for reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. LIBOR benchmarking was utilized in our debt (including mortgages), revolving credit facilities, floor plan facilities, and interest rate swaps.
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
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021 consists of the following:

	For the Three Months Ended September 30,
	2022	2021
	(In millions)
Revenue:
New vehicle	$1,799.2	$1,129.5
Used vehicle retail	1,249.8	823.8
Used vehicle wholesale	80.9	55.3
New and used vehicle	3,129.9	2,008.6
Sale of vehicle parts and accessories	128.9	52.4
Vehicle repair and maintenance services	407.2	244.7
Parts and services	536.1	297.1
Finance and insurance, net	200.0	100.4
Total revenue	$3,865.9	$2,406.1

	For the Nine Months Ended September 30,
	2022	2021
	(In millions)
Revenue:
New vehicle	$5,519.3	$3,649.6
Used vehicle retail	3,739.5	2,190.5
Used vehicle wholesale	304.6	195.5
New and used vehicle	9,563.4	6,035.7
Sale of vehicle parts and accessories	384.5	144.3
Vehicle repair and maintenance services	1,173.7	707.2
Parts and service	1,558.2	851.5
Finance and insurance, net	606.4	295.7
Total revenue	$11,727.9	$7,182.9
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Balance as of January 1, 2022	$12.3	$13.5	$1.4	$27.2
Transferred to receivables from contract assets recognized at the beginning of the period	(12.3)	(5.4)	—	(17.7)
Amortization of costs to obtain a contract with a customer	—	—	(0.5)	(0.5)
Costs incurred to obtain a contract with a customer	—	—	10.0	10.0
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	12.8	5.9	—	18.7
Balance as of March 31, 2022	$12.8	$14.0	$10.9	$37.7
Transferred to receivables from contract assets recognized at the beginning of the period	(12.8)	(4.3)	—	(17.1)
Amortization of costs to obtain a contract with a customer	—	—	(0.9)	(0.9)
Costs incurred to obtain a contract with a customer	—	—	10.1	10.1
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	13.4	5.0	—	18.4
Balance as of June 30, 2022	$13.4	$14.7	$20.1	$48.2
Transferred to receivables from contract assets recognized at the beginning of the period	(13.4)	(3.6)	—	(17.0)
Amortization of costs incurred to obtain a contract with a customer	—	—	(0.5)	(0.5)
Costs incurred to obtain a contract with a customer	—	—	8.8	8.8
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	17.0	3.6	—	20.6
Balance as of September 30, 2022	$17.0	$14.8	$28.5	$60.2
Deferred Revenue
The Company acquired $644.3 million in deferred revenue as part of the LHM Acquisition in December 2021. The Condensed Consolidated Balance Sheets reflect $683.8 million and $647.8 million as of September 30, 2022 and December 31, 2021, respectively. Approximately $156.7 million of deferred revenue at December 31, 2021 was recorded in Finance and insurance, net revenue in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2022.
3. ACQUISITIONS AND DIVESTITURES
Results of acquired businesses, which are primarily dealerships, are included in our accompanying Condensed Consolidated Statements of Income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Upon the completion of purchase accounting, the fair value of our manufacturer franchise rights are determined as of the acquisition date, by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins and future selling, general, and administrative expenses.

LHM Acquisition
On December 17, 2021, we completed the acquisition of the equity interests of, and the real property related to, the businesses of the Larry H. Miller Dealerships and the Total Care Auto, Powered by Landcar business. The acquisition diversifies Asbury's geographic mix, with entry into six Western states; Arizona, Utah, New Mexico, Idaho, California and Washington, and adds to the Company’s Colorado presence.
As a result of the LHM Acquisition, we acquired 54 new vehicle dealerships, seven used vehicle stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA Business for a total purchase price of approximately $3.48 billion. The preliminary purchase price was paid in cash.
The sources of the preliminary purchase consideration are as follows:

(In millions)
Cash, net of cash acquired	$195.0
Common stock offering	666.9
Senior notes	1,378.5
Revolving credit facility	200.0
Real estate facility	513.0
New vehicle floor plan facility	183.5
Used vehicle floor plan facility	51.0
Payable to sellers	6.0
Preliminary purchase price, net of cash acquired	$3,193.9
Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

(In millions)
Summary of Assets Acquired and Liabilities Assumed
Assets
Cash and cash equivalents	$287.4
Investments	133.5
Contracts-in-transit, net	99.5
Accounts receivable, net	110.0
Inventories, net	282.1
Other current assets	25.4
Total current assets	937.9
Property and equipment, net	805.6
Goodwill	1,629.2
Intangible franchise rights	870.0
Operating lease right-of-use assets	34.1
Deferred income taxes	136.5
Other long-term assets	5.6
Total assets acquired	4,418.9
Liabilities
Accounts payable and accrued liabilities	234.0
Operating lease liabilities	34.1
Deferred revenue	644.3
Other long-term liabilities	25.2
Total liabilities assumed	937.6
Net assets acquired	$3,481.3

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
The Company's Condensed Consolidated Statements of Income included revenue attributable to LHM Acquisition for the nine months ended September 30, 2022 of $4.20 billion.
Other Acquisitions and Divestitures

There were no acquisitions during the nine months ended September 30, 2022.
During the nine months ended September 30, 2021, we acquired the assets of one franchise (one dealership location) in Denver, Colorado for a purchase price of $15.9 million. We funded this acquisition with an aggregate of $15.6 million of cash and $0.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. In addition to the acquisition amount above, we released $1.0 million of purchase price holdbacks related to a prior year acquisition during the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington and one franchise (one dealership location) in Albuquerque, New Mexico. The Company recorded a pre-tax gain totaling $4.4 million during the nine months ended September 30, 2022, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on dealership divestitures, net. The gain or loss on dealership divestitures related to the six dealerships divested in the Denver, Colorado, Spokane, Washington and Albuquerque, New Mexico markets is preliminary, pending final purchase accounting entries in connection with the LHM Acquisition. We also paid an additional $5.0 million during the quarter ended September 30, 2022 in connection with purchase price adjustments related to a prior year acquisition.
During the nine months ended September 30, 2021, we sold one franchise (one dealership location) in Charlottesville, Virginia. The Company recorded a pre-tax gain totaling $8.0 million, which is presented in our accompanying Condensed Consolidated Statements of Income as Gain on dealership divestitures, net. None of the divested businesses would be considered significant subsidiaries as defined in Rule 1-02(w) of Regulation S-X.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(In millions)
Vehicle receivables	$44.5	$73.1
Manufacturer receivables	41.8	44.0
Other receivables	93.5	114.3
Total accounts receivable	179.8	231.4
Less—Allowance for credit losses	(1.9)	(1.6)
Accounts receivable, net	$177.9	$229.8
5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(In millions)
New vehicles	$332.2	$206.5
Used vehicles	367.6	402.0
Parts and accessories	122.5	109.9
Total inventories, net (a)	$822.2	$718.4
____________________________
(a) Amounts reflected for inventory as of September 30, 2022 and December 31, 2021, excluded $42.9 million and $24.1 million classified as Assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventories by $10.6 million and $7.7 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, certain automobile manufacturer incentives reduced new vehicle inventory cost by $1.5 million and $1.2 million, respectively, and reduced new vehicle cost of sales for the nine months ended September 30, 2022 and 2021 by $69.4 million and $44.7 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2022	December 31, 2021
	(In millions)
Assets:
Inventory	$42.9	$24.1
Loaner vehicles	3.7	4.6
Property and equipment, net	130.0	110.8
Operating lease right-of-use assets	2.3	7.1
Goodwill	18.5	118.5
Intangible franchise rights	6.8	110.0
Total assets held for sale	204.2	375.1
Liabilities:
Floor plan notes payable—trade	2.0	—
Floor plan notes payable—non-trade	18.8	9.1
Loaner vehicles payable	3.0	4.6
Current maturities of long-term debt	7.9	—
Current maturities of operating leases	—	2.7
Long-term debt	30.9	—
Operating lease liabilities	2.2	4.4
Total liabilities associated with assets held for sale	65.0	20.8
Net assets held for sale	$139.2	$354.3
As of September 30, 2022, assets held for sale consisted of eleven franchises (eleven dealership locations), two collision centers in addition to one real estate property not currently used in our operations. Assets and liabilities associated with these dealerships and properties totaled $204.2 million and $65.0 million, respectively.
As of December 31, 2021, assets held for sale consisted of eight franchises (eight dealership locations) in addition to one real estate property not currently used in our operations. Assets and liabilities associated with these dealerships and property totaled $375.1 million and $20.8 million, respectively.
During the nine months ended September 30, 2022, the Company sold seven franchises (seven dealership locations) and one collision center for a pre-tax gain totaling $4.4 million.
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

7. INVESTMENTS
The acquisition of TCA included an investment portfolio funded primarily by product premiums. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale, equity securities, and other investments measured at net asset value are as follows:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$8.0	$—	$(0.1)	$7.9
U.S. Treasury	9.5	—	(0.3)	9.1
Municipal	12.3	—	(0.3)	12.0
Corporate	67.4	—	(2.9)	64.6
Mortgage and other asset-backed securities	42.0	—	(1.5)	40.4
Total debt securities	139.2	—	(5.1)	134.1
Common stock	46.6	—	—	46.6
Other investments measured at net asset value	0.7	—	—	0.7
Total investments	$186.6	$—	$(5.1)	$181.5

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$11.0	$—	$—	$11.0
U.S. Treasury	7.5	—	(0.1)	7.4
Municipal	27.9	0.4	(0.1)	28.2
Corporate	9.5	0.1	(0.1)	9.5
Mortgage and other asset-backed securities	8.8	0.1	(0.1)	8.8
Total debt securities	64.7	0.6	(0.4)	64.9
Common stock	65.2	—	—	65.2
Other investments measured at net asset value	4.4	—	—	4.4
Total investments	$134.3	$0.6	$(0.4)	$134.5
The Company had an unrealized loss of $2.5 million and an unrealized gain of $18.3 million related to equity securities held as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company had $0.9 million and $0.6 million of accrued interest receivable, which is included in Other current assets on the Condensed Consolidated Balance Sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation. As of September 30, 2022 and December 31, 2021, the Company did not have any allowance for credit losses.

A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of September 30, 2022
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$8.0	$7.9
Due in 1-5 years	57.9	55.7
Due in 6-10 years	30.4	29.1
Due after 10 years	1.0	0.9
Total by maturity	97.3	93.6
Mortgage and other asset-backed securities	42.0	40.4
Common stock	46.6	46.6
Preferred stock	—	—
Other investments measured at net asset value	0.7	0.7
Total investment securities	$186.6	$181.5
There were no gross gains and $1.2 million gross losses realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended September 30, 2022. Gross gains and gross losses realized related to the sale of equity securities carried at fair value for the three months ended September 30, 2022 were $8.4 million and $2.1 million, respectively.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses as of September 30, 2022 and December 31, 2021. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2022. As all investments were acquired in the LHM Acquisition on or after December 17, 2021, there were no unrealized losses greater than 12 months at September 30, 2022 or at December 31, 2021.

	As of September 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S Treasury	$9.1	$(0.3)	$—	$—	$9.1	$(0.3)
Municipal	12.0	(0.3)	—	—	12.0	(0.3)
Corporate	64.6	(2.9)	—	—	64.6	(2.9)
Mortgage and other asset-backed securities	40.4	(1.5)	—	—	40.4	(1.5)
Total debt securities	$126.2	$(5.0)	$—	$—	$126.2	$(5.0)

	As of December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S Treasury	$7.1	$(0.1)	$—	$—	$7.1	$(0.1)
Municipal	10.0	(0.1)	—	—	10.0	(0.1)
Corporate	6.4	(0.1)	—	—	6.4	(0.1)
Mortgage and other asset-backed securities	5.8	(0.1)	—	—	5.8	(0.1)
Total debt securities	$29.3	$(0.4)	$—	$—	$29.3	$(0.4)

On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment (“OTTI”) model with a credit loss model. The credit loss model under ASC 326-30, applicable to the available-for-sale debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors as described in Note 1. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three and nine months ended September 30, 2022.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(In millions)
Floor plan notes payable—trade (a)	$34.1	$39.3
Floor plan notes payable offset account	(14.0)	(2.0)
Floor plan notes payable—trade, net	$20.1	$37.3

Floor plan notes payable—new non-trade (b)	$388.4	$314.7
Floor plan notes payable—used non-trade	100.0	294.0
Floor plan notes payable offset account	(480.3)	(81.5)
Floor plan notes payable—non-trade, net	$8.1	$527.2
____________________________

(a) Amounts reflected for Floor plan notes payable—trade as of September 30, 2022, excluded $2.0 million classified as Liabilities associated with assets held for sale.
(b) Amounts reflected for Floor plan notes payable—new non-trade as of September 30, 2022 and December 31, 2021, excluded $18.8 million and $9.1 million classified as Liabilities associated with assets held for sale, respectively.
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
As of September 30, 2022 and December 31, 2021, we had $494.3 million and $83.5 million, respectively, in these floor plan offset accounts.
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
On May 25, 2022, we and certain of our subsidiaries, as applicable, entered into an amendment to our 2019 Senior Credit Facility to revise the benchmark reference rate of LIBOR to SOFR applicable to interest payable under the New Vehicle Floor Plan Facility and the Used Vehicle Floor Plan Facility. See Note 9 "Debt" for further details of the revisions to the applicable facility.

On May 27, 2022, $389.0 million of our availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of lower commitment fee rates.
9. DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates (a)	46.6	71.8
2021 Real Estate Facility	669.3	689.7
2021 BofA Real Estate Facility	175.1	180.7
2018 Bank of America Facility (b)	60.3	78.8
2018 Wells Fargo Master Loan Facility	78.2	81.9
2013 BofA Real Estate Facility (c)	20.8	31.1
2015 Wells Fargo Master Loan Facility (d)	46.2	53.2
2019 Senior Credit Facility	—	169.0
Finance lease liability	8.4	8.4
Total debt outstanding	3,354.9	3,614.5
Add—unamortized premium on 4.50% Senior Notes due 2028	0.9	1.0
Add—unamortized premium on 4.75% Senior Notes due 2030	1.6	1.8
Less—debt issuance costs	(31.9)	(34.7)
Long-term debt, including current portion	3,325.5	3,582.6
Less—current portion, net of current portion of debt issuance costs	(63.8)	(62.5)
Long-term debt	$3,261.8	$3,520.1
____________________________
(a) Amounts reflected for the Mortgage notes payable as of September 30, 2022, exclude $12.8 million classified as
Liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Bank of America Facility as of September 30, 2022, exclude $14.5 million classified as
Liabilities associated with assets held for sale.
(c) Amounts reflected for the 2013 BofA Real Estate Facility as of September 30, 2022, exclude $8.3 million classified as
Liabilities associated with assets held for sale.
(d) Amounts reflected for the 2015 Wells Fargo Master Loan Facility as of September 30, 2022, exclude $3.2 million classified as Liabilities associated with assets held for sale.
2019 Senior Credit Facility
On September 30, 2022, the Company and certain of its subsidiaries entered into the fifth amendment to the 2019 Senior Credit Facility. The amendment, among other things, increased the cap that the real estate component of the Revolving Borrowing Base can contribute to the Revolving Borrowing Base from 25% to 40% of the Aggregate Revolving Commitments, increased the amounts that any conversion of the Aggregate Revolving Commitments to Aggregate New Vehicle Floorplan Commitments and/or Aggregate Used Vehicle Floorplan Commitments (each way) can contribute to Aggregate Commitments from 20% to 40%, removed the $50 million limit on the portion of the Floorplan Offset Amount that may be subtracted from certain amounts outstanding under the floorplan facility and made certain changes to the criteria for Eligible Borrowing Base Real Property and the deliverables in connection with those properties (such capitalized terms, in each case, as defined in the amendment). The amendment did not update or amend the maturity date, interest rates or total loan commitments under the 2019 Senior Credit Facility.

On May 25, 2022, the Company and certain of its subsidiaries entered into the fourth amendment to the 2019 Senior Credit Facility. The fourth amendment revised the benchmark reference rate from one-month LIBOR to SOFR. Borrowings under the

2019 Senior Credit Facility bear interest, at our option, based on Daily Simple SOFR, as defined within the agreement, or the Base Rate, in each case, plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, (iii) SOFR plus 0.10%, plus 1.00%, and (iv) 1.00%. Applicable Rate means with respect to the revolving credit facility under the 2019 Senior Credit Facility, a range from 1.00% to 2.00% for Daily Simple SOFR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the new vehicle floorplan facility under the 2019 Senior Credit Facility bear interest, at our option, based on SOFR plus 0.10%, plus 1.10% or the Base Rate plus 0.10%. Borrowings under the used vehicle floorplan facility under the 2019 Senior Credit Facility bear interest, at our option, based on SOFR plus 0.10%, plus 1.40% or the Base Rate plus 0.40%.
2021 BofA Real Estate Facility
On May 25, 2022, we entered into the second amendment to the credit agreement to, amount other things, revise the benchmark interest rate payable on term loans under our 2021 BofA Real Estate Facility. Interest is payable, at our option, based on (1) SOFR plus 0.10%, plus 1.65% per annum or (2) the Base Rate plus 0.65% per annum. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, (iii) SOFR plus 0.10%, plus 1.00%, and (iv) 1.00%.
2018 Wells Fargo Master Loan Facility
On June 1, 2022, certain of our subsidiaries entered into the second amendment to the master loan agreement that revised interest payable from a LIBOR reference rate to SOFR plus 0.10%, plus an applicable margin based on a pricing grid ranging from 1.50% to 1.85% per annum based on our consolidated total lease adjusted leverage ratio.
2018 Bank of America Facility
On May 25, 2022, we entered into the third amendment to the credit agreement to revise the benchmark interest rate payable on term loans under our 2018 BofA Real Estate Facility. Interest is payable, at our option, based on SOFR plus 0.10%, plus 1.50% or the Base Rate plus 0.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, (iii) SOFR plus 0.10%, plus 1.00%, and (iv) 1.00%.
2015 Wells Fargo Master Loan Facility
On June 1, 2022, certain of our subsidiaries entered into the second amendment to the master loan agreement that revised interest payable from a LIBOR reference rate to SOFR plus 0.10%, plus 1.85% per annum.
2013 BofA Real Estate Facility
On May 25, 2022, we entered into the third amendment to the credit agreement to revise the benchmark interest rate payable on term loans under our 2013 BofA Real Estate Facility. Interest is payable, at our option, based on SOFR plus 0.10%, plus 1.50% or the Base Rate plus 0.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, (iii) SOFR plus 0.10%, plus 1.00%, and (iv) 1.00%. Our right to make draws under the 2013 BofA Real Estate Facility terminated on December 26, 2013.

We are a holding company with no independent assets or operations. For all relevant periods presented, our 2028 Notes and 2030 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries other than Landcar Administration Company, Landcar Agency, Inc., and Landcar Casualty Company (collectively, the "TCA Non-Guarantor Subsidiaries").
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
Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include interest rate swap instruments, exchange-

traded debt securities that are not actively traded or do not have a high trading volume, mortgage notes payable and certain real estate properties on a non-recurring basis.
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
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap instruments. The carrying values of our financial instruments, with the exception of subordinated long-term debt and mortgage notes payable, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions or (iii) existence of variable interest rates, which approximate market rates. The fair value of our subordinated long-term debt is based on reported market prices in an inactive market that reflect Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs.
A summary of the carrying values and fair values of our Notes and our mortgage notes payable is as follows:

	As of
	September 30, 2022	December 31, 2021
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$402.0	$401.6
4.625% Senior Notes due 2029	788.7	787.9
4.75% Senior Notes due 2030	441.6	441.2
5.00% Senior Notes due 2032	591.1	590.9
Mortgage notes payable (a)	1,093.7	1,183.6
Total carrying value	$3,317.1	$3,405.2

Fair Value:
4.50% Senior Notes due 2028	$336.2	$413.6
4.625% Senior Notes due 2029	624.0	815.0
4.75% Senior Notes due 2030	347.1	455.0
5.00% Senior Notes due 2032	456.0	621.8
Mortgage notes payable (a)	1,102.5	1,196.6
Total fair value	$2,865.8	$3,502.0
____________________________
(a) Amounts reflected for the Mortgage notes payable as of September 30, 2022, exclude $38.9 million classified as Liabilities associated with assets held for sale.

Interest Rate Swap Agreements
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform. The following table provides information on the attributes of each swap as of September 30, 2022:

Inception Date	Notional Principal at Inception	Notional Value as of September 30, 2022	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$292.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$175.1	$110.6	May 2031
July 2020	$93.5	$82.7	$50.6	December 2028
July 2020	$85.5	$74.7	$57.3	November 2025
June 2015	$100.0	$65.4	$53.1	February 2025
November 2013	$75.0	$42.4	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 inputs. The fair value of our swaps was a $103.5 million net asset and a $0.9 million net liability as of September 30, 2022 and December 31, 2021, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the Condensed Consolidated Balance Sheets:

	As of
	September 30, 2022	December 31, 2021
	(In millions)
Other current assets	$24.3	$—
Other current liabilities	—	(3.8)
Other long-term assets	79.2	5.5
Other long-term liabilities	—	(2.6)
Total fair value	$103.5	$(0.9)
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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2022	$31.7	Other interest expense, net	$1.8
2021	$4.3	Other interest expense, net	$1.5

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2022	$107.4	Other interest expense, net	$3.0
2021	$5.8	Other interest expense, net	$3.2
 On the basis of yield curve conditions as of September 30, 2022 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Loss into earnings within the next 12 months will be gains of $24.3 million.
Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$9.1	$—	$—	$9.1
Short-term investments	2.5	5.4	—	7.9
U.S Treasury	9.1	—	—	9.1
Municipal	—	12.0	—	12.0
Corporate	—	64.6	—	64.6
Mortgage and other asset-backed securities	—	40.4	—	40.4
Total debt securities	11.7	112.4	—	134.1
Common stock	46.6	—	—	46.6
Preferred stock	—	—	—	—
Total	$58.3	$112.4	$—	$180.7
Investments measured at net asset value (a)				0.7
Total investments, at fair value				$181.5

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.0	$—	$—	$6.0
Short-term investments	2.9	8.1	—	11.0
U.S Treasury	7.4	—	—	7.4
Municipal	—	28.2	—	28.2
Corporate	—	9.5	—	9.5
Mortgage and other asset-backed securities	—	8.8	—	8.8
Total debt securities	10.3	54.6	—	64.9
Common stock	65.2	—	—	65.2
Preferred stock	—	—	—	—
Total	$75.5	$54.6	$—	$130.1
Investments measured at net asset value (a)				4.4
Total investments, at fair value				$134.5
(a) In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value ("NAV") per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding, and is determined by the fund investment manager or custodian.
Other investment securities measured at net asset value as a practical expedient in the amount of $0.7 million are excluded from the fair value leveling disclosure above. We do not have any significant restrictions on our ability to liquidate our positions on these investments, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation.
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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2022	$(4.3)	Revenue-Finance and Insurance, net	$(1.2)
2021	$—	Revenue-Finance and Insurance, net	$—

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2022	$(7.1)	Revenue-Finance and Insurance, net	$(1.9)
2021	$—	Revenue-Finance and Insurance, net	$—
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2022 and 2021, we made interest payments, including amounts capitalized, totaling $104.2 million and $58.9 million, respectively. Included in these interest payments are $6.9 million and $7.4 million, of floor plan interest payments during the nine months ended September 30, 2022 and 2021, respectively.
During the nine months ended September 30, 2022 and 2021, we made income tax payments, net of refunds received, totaling $178.3 million.and $94.2 million, respectively.
During the nine months ended September 30, 2022 and 2021, we transferred $201.5 million and $159.6 million, respectively, of loaner vehicles from Other current assets to Inventories on our Condensed Consolidated Balance Sheets.

12. SEGMENT INFORMATION
As of September 30, 2022, the Company had two reportable segments: (1) Dealerships and (2) TCA. Prior to the acquisition of TCA in connection with the LHM Acquisition, we had one reportable segment whereby the geographic dealership groups were aggregated into one reportable segment.
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
Goodwill acquired in the LHM Acquisition of approximately $920.6 million and $708.5 million was allocated to the Dealerships and TCA segments, respectively, and is consistent with how the Chief Operating Decision Maker reviews financial information and allocates resources. The allocation was based on the net assets acquired in the Dealerships and TCA segments. This allocation is preliminary and subject to change once the purchase price allocation is finalized.

The majority of TCA’s revenue is generated from sales through our affiliated dealerships. Intercompany profits and losses are eliminated in consolidation.
Reportable segment financial information for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,838.5	$59.7	$(32.3)	$3,865.9
Gross profit	$749.0	$48.5	$(29.7)	$767.8

	Three Months Ended September 30, 2021
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$2,406.1	$—	$—	$2,406.1
Gross profit	$480.0	$—	$—	$480.0

	Nine Months Ended September 30, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$11,662.7	$169.0	$(103.8)	$11,727.9
Gross profit	$2,324.1	$146.8	$(108.3)	$2,362.5

	Nine Months Ended September 30, 2021
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$7,182.9	$—	$—	$7,182.9
Gross profit	$1,359.9	$—	$—	$1,359.9

Total Assets by segment as of September 30, 2022 and as of December 31, 2021 are as follows:

	As of September 30, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total Assets	$7,026.1	$859.9	$(69.7)	$7,816.3

	As of December 31, 2021
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total Assets	$7,289.7	$762.6	$(49.7)	$8,002.6
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
In some instances, manufacturers may have the right, and may direct us, to implement costly capital improvements to dealerships as a condition to entering into, renewing, or extending franchise agreements with them. Manufacturers also typically require that their franchises meet specific standards of appearance. These factors, either alone or in combination, could cause us to use our financial resources on capital projects for which we might not have planned or otherwise determined to undertake.
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
We had $12.7 million of letters of credit outstanding as of September 30, 2022, which are required by certain of our insurance providers. In addition, as of September 30, 2022, we maintained a $16.9 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
•disruptions in the production and supply of vehicles and parts from our vehicle and parts manufacturers and other suppliers due to any ongoing impact of supply issues, including the global semiconductor chip shortage, which can disrupt our operations;
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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2022, through our Dealerships segment, we owned and operated 198 new vehicle franchises (148 new vehicle dealership locations), representing 31 brands of automobiles, within 15 states. We also operated 34 collision centers, seven stand-alone used vehicle stores, one used vehicle wholesale business, one auto auction, and TCA, our leading F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by independent third parties and TCA. The F&I products offered by TCA are primarily sold through affiliated dealerships. As of September 30, 2022, our new vehicle revenue brand mix consisted of 31% luxury, 39% imports and 30% domestic brands. As a result of the LHM Acquisition on December 17, 2021, as outlined below, the Company now reflects its operations in two reportable segments: Dealerships and TCA.

Our Dealerships segment revenues are derived primarily from: (i) the sale of new vehicles; (ii) the sale of used vehicles to individual retail customers ("used retail") and to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" collectively referred to as "used"); (iii) repair and maintenance services, including collision repair, the sale of automotive replacement parts, and the reconditioning of used vehicles (collectively referred to as "parts and service"); and (iv) the arrangement of third-party vehicle financing and the sale of a number of vehicle protection products. F&I products are offered by dealerships to customers in connection with the purchase of vehicles through either TCA or independent third parties. F&I revenue recorded by the Dealerships segment related to TCA products is eliminated upon consolidation. We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and our F&I business based on F&I gross profit per vehicle sold. Certain amounts in the financial statements may not compute due to rounding. All computations have been calculated using non-rounded amounts for all periods presented.
Our dealerships' gross profit margin varies with our revenue mix. Historically, the sales of new vehicles generally results in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase. However, recently, new vehicle gross profit margins have been above historical levels and higher than used vehicle gross margins.
Our TCA segment revenues, reflected in Finance and Insurance, net revenues are derived from the sale of various vehicle protection products including vehicle service contracts, GAP, prepaid maintenance contracts, vehicle theft assistance contracts and appearance protection contracts. These products are sold primarily through LHM Dealerships. TCA's F&I Revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio.
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
Our continued organic growth is dependent upon the execution of our balanced automotive retailing and service business strategy, the continued strength of our brand mix and the production and allocation of desirable vehicles from the automobile manufacturers whose brands we sell. Our vehicle sales have historically fluctuated with product availability as well as local and national economic conditions, including consumer confidence, availability of consumer credit, fuel prices and employment levels.
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
The seasonally adjusted annual rate ("SAAR") of new vehicle sales in the U.S. during the three months ended September 30, 2022 and 2021 was approximately 13.5 million. On a same-store basis, our parts and service and F&I revenues increased while used and new vehicle revenues decreased quarter over quarter. The lack of availability of vehicle inventory negatively impacted new and used vehicle sales.

We had total available liquidity of $1.17 billion as of September 30, 2022, which consisted of cash and cash equivalents of $117.8 million (excluding $23.5 million held by TCA), available funds in our floor plan offset accounts of $419.3 million (excluding $75.0 million held by TCA), $389.0 million of availability under our new vehicle floorplan facility that is able to be converted to revolving credit facility, $48.3 million of availability under our revolving credit facility, and $198.5 million of availability under our used vehicle floor plan facility. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.

CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,799.2	$1,129.5	$669.7	59%
Used vehicle	1,330.7	879.1	451.6	51%
Parts and service	536.1	297.1	239.0	80%
Finance and insurance, net	200.0	100.4	99.6	99%
TOTAL REVENUE	3,865.9	2,406.1	1,459.9	61%
GROSS PROFIT:
New vehicle	201.2	126.0	75.2	60%
Used vehicle	82.1	72.2	10.0	14%
Parts and service	297.6	181.4	116.2	64%
Finance and insurance, net	186.9	100.4	86.5	86%
TOTAL GROSS PROFIT	767.8	480.0	287.9	60%
OPERATING EXPENSES:
Selling, general, and administrative	438.2	268.7	169.5	63%
Depreciation and amortization	17.1	10.7	6.4	59%
Other operating income, net	(1.1)	(0.4)	(0.6)	144%
INCOME FROM OPERATIONS	313.6	201.0	112.6	56%
OTHER EXPENSES:
Floor plan interest expense	1.9	1.4	0.4	31%
Other interest expense, net	38.6	14.8	23.8	160%
Gain on dealership divestitures, net	—	(8.0)	8.0	(100)%
Total other expenses, net	40.5	8.2	32.2	NM
INCOME BEFORE INCOME TAXES	273.1	192.8	80.4	42%
Income tax expense	68.1	45.8	22.3	49%
NET INCOME	$205.0	$147.0	$58.0	39%
Net income per common share—Diluted	$9.23	$7.54	$1.69	22%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2022	2021
REVENUE MIX PERCENTAGES:
New vehicle	46.5%	46.9%
Used vehicle retail	32.3%	34.2%
Used vehicle wholesale	2.1%	2.3%
Parts and service	13.9%	12.3%
Finance and insurance, net	5.2%	4.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	26.2%	26.3%
Used vehicle retail	10.9%	14.3%
Used vehicle wholesale	(0.2)%	0.7%
Parts and service	38.8%	37.8%
Finance and insurance, net	24.3%	20.9%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	19.9%	19.9%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	57.1%	56.0%
Total revenue during the third quarter of 2022 increased by $1.5 billion (61%) compared to the third quarter of 2021, due to a $669.7 million (59%) increase in new vehicle revenue, a $451.6 million (51%) increase in used vehicle revenue, a $239.0 million (80%) increase in parts and service revenue and a $99.6 million (99%) increase in F&I, net revenue. During the three months ended September 30, 2022, gross profit increased by $287.9 million (60%) driven by a $75.2 million (60%) increase in new vehicle gross profit, a $10.0 million (14%) increase in used vehicle gross profit, a $116.2 million (64%) increase in parts and service gross profit and an $86.5 million (86%) increase in F&I gross profit.
Income from operations during the third quarter of 2022 increased by $112.6 million (56%) compared to the third quarter of 2021, primarily due to the $287.9 million (60%) increase in gross profit, partially offset by a $169.5 million (63%) increase in SG&A expense, a $6.4 million (59%) increase in depreciation and amortization expense and a $0.6 million (144%) increase in other operating income, net. Total other expenses, net increased by $32.2 million, primarily due to a $23.8 million (160%) increase in other interest expense, net due to additional debt obligations incurred in connection with the LHM Acquisition in December 2021 and an $8.0 million gain on a dealership divestiture recorded during the third quarter of 2021. As a result, income before income taxes increased $80.4 million (42%). Overall, net income increased by $58.0 million (39%) during the third quarter of 2022 as compared to the third quarter of 2021.
The Company's results for the third quarter of 2022 include the full quarter results of our dealerships acquired in the fourth quarter of 2021. Same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

DEALERSHIP SEGMENT
New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$568.1	$508.1	$60.0	12%
Import	694.5	458.9	235.6	51%
Domestic	536.5	162.4	374.1	230%
Total new vehicle revenue	$1,799.2	$1,129.5	$669.7	59%
Gross profit:
Luxury	$69.4	$60.2	$9.2	15%
Import	78.0	50.2	27.8	55%
Domestic	53.8	15.7	38.1	243%
Total new vehicle gross profit	$201.2	$126.0	$75.2	60%
New vehicle units:
Luxury	8,251	7,972	279	3%
Import	18,584	13,491	5,093	38%
Domestic	9,662	3,300	6,362	193%
Total new vehicle units	36,497	24,763	11,734	47%

Same Store:
Revenue:
Luxury	$487.7	$492.1	$(4.3)	(1)%
Import	387.1	458.9	(71.8)	(16)%
Domestic	156.5	162.4	(5.9)	(4)%
Total new vehicle revenue	$1,031.4	$1,113.5	$(82.1)	(7)%
Gross profit:
Luxury	$60.3	$58.1	$2.2	4%
Import	44.9	50.2	(5.3)	(11)%
Domestic	13.8	15.7	(1.9)	(12)%
Total new vehicle gross profit	$119.0	$124.0	$(5.0)	(4)%
New vehicle units
Luxury	7,070	7,694	(624)	(8)%
Import	10,521	13,491	(2,970)	(22)%
Domestic	2,989	3,300	(311)	(9)%
Total new vehicle units	20,580	24,485	(3,905)	(16)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
As Reported:
Revenue per new vehicle sold	$49,296	$45,612	$3,685	8%
Gross profit per new vehicle sold	$5,512	$5,089	$423	8%
New vehicle gross margin	11.2%	11.2%	—%

Luxury:
Gross profit per new vehicle sold	$8,409	$7,549	$861	11%
New vehicle gross margin	12.2%	11.8%	0.4%
Import:
Gross profit per new vehicle sold	$4,197	$3,719	$477	13%
New vehicle gross margin	11.2%	10.9%	0.3%
Domestic:
Gross profit per new vehicle sold	$5,569	$4,749	$820	17%
New vehicle gross margin	10.0%	9.6%	0.4%

Same Store:
Revenue per new vehicle sold	$50,117	$45,475	$4,642	10%
Gross profit per new vehicle sold	$5,782	$5,065	$717	14%
New vehicle gross margin	11.5%	11.1%	0.4%

Luxury:
Gross profit per new vehicle sold	$8,531	$7,555	$976	13%
New vehicle gross margin	12.4%	11.8%	0.6%
Import:
Gross profit per new vehicle sold	$4,267	$3,721	$547	15%
New vehicle gross margin	11.6%	10.9%	0.7%
Domestic:
Gross profit per new vehicle sold	$4,609	$4,752	$(143)	(3)%
New vehicle gross margin	8.8%	9.7%	(0.9)%
New vehicle revenue increased by $669.7 million (59%) due to a $374.1 million (230%) increase in domestic brands revenue, a $235.6 million (51%) increase in import brands revenue, and a $60.0 million (12%) increase in luxury brands revenue. The 59% increase in new vehicle revenue is the result of a 47% increase in new vehicle units sold and an 8% increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $82.1 million (7%) primarily driven by a $71.8 million (16%) decrease in import brands revenue, $5.9 million (4%) decrease in domestic brands revenue and, to a lesser extent, a $4.3 million (1%) decrease in luxury brands revenue.
New vehicle gross profit increased by $75.2 million (60%) for the three months ended September 30, 2022 while same store new vehicle gross profit decreased $5.0 million (4%) over the same period. Same store new vehicle gross profit margin for the three months ended September 30, 2022 increased 40 basis points to 11.5%. The increase in our same store gross profit margin was primarily attributable to our efforts to focus on optimizing margin, which increased, on a per vehicle basis from, $5,065 to $5,782, an increase of $717 for each new vehicle sold in the third quarter of 2022 as compared to the same quarter in the prior year.
We ended the quarter with approximately 19 days of supply of new vehicle inventory, which includes the impact of closures of certain dealerships impacted by Hurricane Ian. Days of supply of new vehicle inventory has consistently remained near historical lows throughout fiscal year 2022. Our new vehicle inventory levels have been negatively impacted by production disruptions at the manufacturers caused primarily by the significant shortage of semiconductor chips, parts and other key components but we saw a slight increase in the delivery of new vehicles in the third quarter of 2022 versus 2021.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,249.8	$823.8	$426.0	52%
Used vehicle wholesale revenue	80.9	55.3	25.6	46%
Used vehicle revenue	$1,330.7	$879.1	$451.6	51%
Gross profit:
Used vehicle retail gross profit	$84.0	$68.6	$15.4	22%
Used vehicle wholesale gross profit	(1.9)	3.6	(5.4)	(152)%
Used vehicle gross profit	$82.1	$72.2	$10.0	14%
Used vehicle retail units:
Used vehicle retail units	38,874	27,761	11,113	40%

Same Store:
Revenue:
Used vehicle retail revenue	$811.4	$813.5	$(2.1)	—%
Used vehicle wholesale revenue	34.2	55.0	(20.9)	(38)%
Used vehicle revenue	$845.6	$868.5	$(22.9)	(3)%
Gross profit:
Used vehicle retail gross profit	$47.1	$67.7	$(20.6)	(30)%
Used vehicle wholesale gross profit	(1.9)	3.6	(5.5)	(153)%
Used vehicle gross profit	$45.2	$71.3	$(26.1)	(37)%
Used vehicle retail units:
Used vehicle retail units	24,774	27,416	(2,642)	(10)%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
As Reported:
Revenue per used vehicle retailed	$32,150	$29,674	$2,476	8%
Gross profit per used vehicle retailed	$2,160	$2,470	$(310)	(13)%
Used vehicle retail gross margin	6.7%	8.3%	(1.6)%

Same Store:
Revenue per used vehicle retailed	$32,754	$29,673	$3,081	10%
Gross profit per used vehicle retailed	$1,901	$2,471	$(570)	(23)%
Used vehicle retail gross margin	5.8%	8.3%	(2.5)%

Used vehicle revenue increased by $451.6 million (51%) primarily due to a $426.0 million (52%) increase in used vehicle retail revenue and a $25.6 million (46%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $22.9 million (3%) largely due to a $20.9 million (38%) decrease in used vehicle wholesale revenue while used vehicle retail revenue remained largely unchanged from the same quarter in the prior year. Total used vehicle retail unit sales increased by 40% while same store retail used vehicle unit sales decreased by 10% during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Used vehicle revenues and unit volume have continued to contract as seen in the third quarter of 2022, along with margins on both an all stores and same-store basis. Used vehicle revenue and unit volumes have been negatively impacted by inventory sourcing constraints due to lower trade-in volumes which in turn were driven by continued lower new vehicle sales. For the three months ended September 30, 2022, total Company and same store used vehicle retail gross profit margins decreased by 160 basis points and 250 basis points, respectively, as compared to the prior year quarter. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by market price decreases for used vehicles during the three months ended September 30, 2022 as compared to the same period in the prior fiscal year.

Our 31 days of supply of used vehicle inventory as of September 30, 2022 is in line with our historic targeted range of 30 to 35 days.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions)
As Reported:
Parts and service revenue	$544.8	$297.1	$247.7	83%
Parts and service gross profit:
Customer pay	$187.0	$109.3	$77.8	71%
Warranty	38.4	23.7	14.8	62%
Wholesale parts	19.9	8.7	11.2	128%
Parts and service gross profit, excluding reconditioning and preparation	$245.4	$141.7	$103.7	73%
Parts and service gross margin, excluding reconditioning and preparation	45.0%	47.7%	(2.6)%
Reconditioning and preparation *	$56.4	$39.7	$16.7	42%
Total parts and service gross profit	$301.8	$181.4	$120.4	66%

Same Store:
Parts and service revenue	$329.3	$293.5	$35.7	12%
Parts and service gross profit:
Customer pay	$125.0	$107.9	$17.1	16%
Warranty	24.1	23.4	0.6	3%
Wholesale parts	8.7	8.5	0.2	2%
Parts and service gross profit, excluding reconditioning and preparation	$157.8	$139.9	$17.9	13%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	47.6%	0.3%
Reconditioning and preparation *	$38.4	$39.2	$(0.7)	(2)%
Total parts and service gross profit	$196.3	$179.1	$17.2	10%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $247.7 million (83%) increase in parts and service revenue was due to a $151.6 million (73%) increase in customer pay revenue, a $68.9 million (147%) increase in wholesale parts revenue and a $27.1 million (62%) increase in warranty revenue. Same store parts and service revenue increased by $35.7 million (12%) to $329.3 million during the three months ended September 30, 2022 from $293.5 million during the three months ended September 30, 2021. The increase in same store parts and service revenue was due to a $29.9 million (15%) increase in customer pay revenue, a $5.1 million (11%) increase in wholesale parts revenue and a $0.7 million (2%) increase in warranty revenue.
During the three months ended September 30, 2022, parts and service gross profit, excluding reconditioning and preparation, increased by $103.7 million (73%) to $245.4 million and same store parts and service gross profit, excluding reconditioning and preparation, increased by $17.9 million (13%) to $157.8 million. We attribute much of this increase to consumer driving habits returning to pre-pandemic levels and increased aging of vehicles, which are at historically high levels, driven by vehicle inventory shortages. We continue to focus on increasing our customer pay parts and service revenue over the long-term by improving the customer experience, providing competitive benefits to our technicians, capitalizing on our dealership training programs and upgrading equipment.

Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$163.9	$100.4	$63.5	63%
Finance and insurance, net per vehicle sold	$2,175	$1,911	$264	14%

Same Store:
Finance and insurance, net	$102.2	$99.4	$2.8	3%
Finance and insurance, net per vehicle sold	$2,254	$1,915	$339	18%

F&I, net revenue increased by $63.5 million (63%) during the third quarter of 2022 as compared to the third quarter of 2021 and same store F&I, net revenue increased by $2.8 million (3%) over the same period. We attribute the increase in all stores' F&I, net revenue to a 43% increase in total retail units sold and a 14% improvement in F&I PVR. On a same store basis, F&I net remained relatively flat despite a decrease in the volume of units sold in the three months ended September 30, 2022 as compared to the same period in the prior year. This is due to our improved F&I net revenue per vehicle sold which increased by $339 (18%) during the third quarter of 2022 as compared to the third quarter of 2021.

TCA SEGMENT

	For the Three Months Ended September 30, 2022
	As Reported	Dealership Inter-company Eliminations	TCA After Dealership Eliminations
	(Dollars in millions)
Finance and insurance, gross revenue	$59.7	$(23.7)	$36.1
Finance and insurance, cost of sales	$11.2	$1.9	$13.1
Finance and insurance, gross profit	$48.5	$(25.6)	$23.0
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. The majority of TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related service product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended September 30, 2022, TCA generated $59.7 million of revenue, consisting primarily of earned premium partially offset by a loss of $1.9 million to the investment portfolio.
Direct expenses paid for the acquisition of contracts on which revenue has been received but not yet earned have been deferred and are amortized over the related contract period. Expenses are matched with earned premiums resulting in recognition over the life of the contracts. During the three months ended September 30, 2022, TCA recorded $11.2 million of cost of sales consisting primarily of claims expense and amortization of deferred acquisition costs.

Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2022	% of Gross Profit	2021	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs, including benefits	$232.2	30.2%	$133.8	27.9%	$98.3	2.3%
Sales compensation	71.8	9.4%	48.6	10.1%	23.2	(0.8)%
Share-based compensation	4.7	0.6%	3.8	0.8%	0.9	(0.2)%
Outside services	49.0	6.4%	30.9	6.4%	18.1	(0.1)%
Advertising	11.3	1.5%	7.4	1.5%	3.9	(0.1)%
Rent	10.8	1.4%	8.3	1.7%	2.5	(0.3)%
Utilities	8.4	1.1%	5.0	1.0%	3.4	0.1%
Insurance	4.1	0.5%	3.3	0.7%	0.8	(0.2)%
Other	45.9	6.0%	27.4	5.7%	18.5	0.3%
Selling, general, and administrative expense	$438.2	57.1%	$268.7	56.0%	$169.5	1.1%
Gross profit	$767.8		$480.0

Same Store:
Personnel costs, including benefits	$134.9	29.1%	$132.2	27.9%	$2.7	1.3%
Sales compensation	43.9	9.5%	48.0	10.1%	(4.0)	(0.6)%
Share-based compensation	4.7	1.0%	3.8	0.8%	0.9	0.2%
Outside services	30.7	6.6%	30.6	6.4%	0.2	0.2%
Advertising	6.4	1.4%	7.3	1.5%	(0.9)	(0.2)%
Rent	3.5	0.8%	8.3	1.8%	(4.9)	(1.0)%
Utilities	5.5	1.2%	4.9	1.0%	0.5	0.1%
Insurance	(0.2)	—%	3.2	0.7%	(3.4)	(0.7)%
Other	29.0	6.3%	27.2	5.7%	1.8	0.5%
Selling, general, and administrative expense	$258.3	55.8%	$265.5	56.0%	$(7.2)	(0.2)%
Gross profit	$462.7		$473.8
SG&A expense as a percentage of gross profit increased 110 basis points from 56.0% for the third quarter of 2021 to 57.1% for the third quarter of 2022. However, same store SG&A expense as a percentage of gross profit decreased 20 basis points, from 56.0% for the third quarter of 2021 to 55.8% over the same period in 2022. The increase in reported SG&A expense as a percentage of gross profit is primarily the result of higher personnel costs. On a same store basis, our personnel costs increased 130 basis points as a percentage of gross profit in the third quarter of 2022 as compared to the same quarter in the prior year offset by a sales compensation decrease of 60 basis points due to decreased commission expense as a result of lower new and used vehicle gross profits. The Company continues to focus on retaining the efficiencies and productivity gained during the COVID-19 downturn while continuing to provide competitive wages and benefits to our employees. Insurance decreased 70 basis points on a same store basis for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to a reduction of insurance reserve requirements due to a decrease in the frequency and severity of claims in recent years.
Depreciation and amortization —
The $6.4 million (59%) increase in depreciation and amortization expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily the result of depreciation associated with dealership acquisitions during the fourth quarter of 2021 and additional assets placed into service during 2022.

Floor Plan Interest Expense —
Floor plan interest expense increased by $0.4 million (31%) to $1.9 million during the three months ended September 30, 2022 as compared to $1.4 million for the three months ended September 30, 2021.
Other Interest Expense, net —
The $23.8 million (160%) increase in other interest expense, net is primarily the result of higher average outstanding debt during the three months ended September 30, 2022. During the fourth quarter of 2021, we incurred additional debt to finance the acquisitions of the Larry H. Miller and Stevinson automotive groups resulting in higher interest expense during the quarter.
Gain on Dealership Divestitures, net—
During the three months ended September 30, 2022, we did not divest of any dealerships. During the three months ended September 30, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market and recorded a pre-tax gain of $8.0 million.
Income Tax Expense —
The $22.3 million (49%) increase in income tax expense was primarily the result of a $80.4 million (42%) increase in income before income taxes. Our effective tax rate for the three months ended September 30, 2022 was 24.9% compared to 23.8% in the prior comparative period. We expect our effective tax rate for 2022 to be around 25%.

CONSOLIDATED RESULTS OF OPERATIONS
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$5,519.3	$3,649.6	$1,869.7	51%
Used vehicle	4,044.1	2,386.1	1,658.0	69%
Parts and service	1,558.2	851.5	706.7	83%
Finance and insurance, net	606.4	295.7	310.7	105%
TOTAL REVENUE	11,727.9	7,182.9	4,545.0	63%
GROSS PROFIT:
New vehicle	645.6	325.6	320.0	98%
Used vehicle	285.5	211.4	74.1	35%
Parts and service	864.5	527.1	337.4	64%
Finance and insurance, net	566.8	295.7	271.1	92%
TOTAL GROSS PROFIT	2,362.5	1,359.9	1,002.6	74%
OPERATING EXPENSES:
Selling, general, and administrative	1,341.9	778.2	563.7	72%
Depreciation and amortization	53.6	30.6	23.0	75%
Other operating income, net	(3.0)	(4.6)	1.7	(36)%
INCOME FROM OPERATIONS	970.0	555.7	414.3	75%
OTHER EXPENSES:
Floor plan interest expense	6.0	6.5	(0.4)	(7)%
Other interest expense, net	113.8	43.2	70.5	163%
Gain on dealership divestitures, net	(4.4)	(8.0)	3.6	(45)%
Total other expenses, net	115.4	41.6	73.7	177%
INCOME BEFORE INCOME TAXES	854.6	514.0	340.6	66%
Income tax expense	210.5	122.1	88.3	72%
NET INCOME	$644.1	$391.9	$252.2	64%
Net income per share—Diluted	$28.72	$20.10	$8.62	43%

	For the Nine Months Ended September 30,
	2022	2021
REVENUE MIX PERCENTAGES:
New vehicle	47.1%	50.8%
Used vehicle retail	31.9%	30.5%
Used vehicle wholesale	2.6%	2.7%
Parts and service	13.3%	11.9%
Finance and insurance, net	5.2%	4.1%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	27.3%	23.9%
Used vehicle retail	11.9%	13.9%
Used vehicle wholesale	0.2%	1.6%
Parts and service	36.6%	38.8%
Finance and insurance, net	24.0%	21.7%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	20.1%	18.9%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	56.8%	57.2%
Total revenue for the nine months ended September 30, 2022 increased by $4.55 billion (63%) compared to the nine months ended September 30, 2021, due to a $1.87 billion (51%) increase in new vehicle revenue, a $1.66 billion (69%) increase in used vehicle revenue, a $706.7 million (83%) increase in parts and service revenue and a $310.7 million (105%) increase in F&I, net revenue. The $1.00 billion (74%) increase in gross profit during the nine months ended September 30, 2022 was driven by a $320.0 million (98%) increase in new vehicle gross profit, a $337.4 million (64%) increase in parts and service gross profit, a $271.1 million (92%) increase in F&I, net gross profit and a $74.1 million (35%) increase in used vehicle gross profit.
Income from operations during the nine months ended September 30, 2022 increased by $414.3 million (75%), compared to the nine months ended September 30, 2021, due to the $1.00 billion (74%) increase in gross profit, partially offset by a $563.7 million (72%) increase in SG&A expense, a $23.0 million (75%) increase in depreciation and amortization expense and a $1.7 million (36%) decrease in other operating expense, net.
Total other expenses, net increased by $73.7 million (177%), primarily as a result of a $70.5 million (163%) increase in other interest expense, net partially offset by a $3.6 million gain on dealership divestitures, net and a $0.4 million (7%) decrease in floor plan interest expense during the nine months ended September 30, 2022 when compared to the prior year period. Income before income taxes increased $340.6 million to $854.6 million for the nine months ended September 30, 2022. Overall, net income increased by $252.2 million (64%) during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
The Company's results for the first nine months of 2022 include the results of our dealerships acquired in the fourth quarter of 2021. Same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period.

DEALERSHIP SEGMENT
New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,703.6	$1,634.3	$69.3	4%
Import	2,179.9	1,454.5	725.4	50%
Domestic	1,635.8	560.8	1,075.0	192%
Total new vehicle revenue	$5,519.3	$3,649.6	$1,869.7	51%
Gross profit:
Luxury	$216.7	$166.8	$49.9	30%
Import	261.2	112.3	148.9	133%
Domestic	167.7	46.6	121.1	260%
Total new vehicle gross profit	$645.6	$325.6	$320.0	98%
New vehicle units:
Luxury	25,407	26,568	(1,161)	(4)%
Import	58,826	45,125	13,701	30%
Domestic	30,135	12,054	18,081	150%
Total new vehicle units	114,368	83,747	30,621	37%

Same Store:
Revenue:
Luxury	$1,453.6	$1,586.5	$(132.9)	(8)%
Import	1,188.4	1,454.5	(266.1)	(18)%
Domestic	476.0	560.8	(84.8)	(15)%
Total new vehicle revenue	$3,117.9	$3,601.8	$(483.9)	(13)%
Gross profit:
Luxury	$181.7	$161.4	$20.3	13%
Import	142.8	112.4	30.5	27%
Domestic	44.0	46.6	(2.6)	(6)%
Total new vehicle gross profit	$368.6	$320.4	$48.2	15%
New vehicle units:
Luxury	21,640	25,733	(4,093)	(16)%
Import	32,900	45,125	(12,225)	(27)%
Domestic	9,285	12,054	(2,769)	(23)%
Total new vehicle units	63,825	82,912	(19,087)	(23)%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
As Reported:
Revenue per new vehicle sold	$48,259	$43,579	$4,680	11%
Gross profit per new vehicle sold	$5,645	$3,888	$1,757	45%
New vehicle gross margin	11.7%	8.9%	2.8%

Luxury:
Gross profit per new vehicle sold	$8,529	$6,277	$2,253	36%
New vehicle gross margin	12.7%	10.2%	2.5%
Import:
Gross profit per new vehicle sold	$4,441	$2,489	$1,952	78%
New vehicle gross margin	12.0%	7.7%	4.3%
Domestic:
Gross profit per new vehicle sold	$5,564	$3,865	$1,699	44%
New vehicle gross margin	10.3%	8.3%	1.9%

Same Store:
Revenue per new vehicle sold	$48,851	$43,441	$5,410	12%
Gross profit per new vehicle sold	$5,775	$3,864	$1,911	49%
New vehicle gross margin	11.8%	8.9%	2.9%

Luxury:
Gross profit per new vehicle sold	$8,397	$6,272	$2,125	34%
New vehicle gross margin	12.5%	10.2%	2.3%
Import:
Gross profit per new vehicle sold	$4,342	$2,490	$1,852	74%
New vehicle gross margin	12.0%	7.7%	4.3%
Domestic:
Gross profit per new vehicle sold	$4,743	$3,867	$876	23%
New vehicle gross margin	9.3%	8.3%	0.9%
For the nine months ended September 30, 2022, new vehicle revenue increased by $1.87 billion (51%) as a result of a 37% increase in new vehicle units sold and a 11% increase in revenue per new vehicle sold. On a same store new vehicle revenue decreased by $483.9 million (13%) as the result of a 23% decrease in new vehicle units sold partially offset by a 12% increase in revenue per unit sold.
For the nine months ended September 30, 2022, new vehicle gross profit and same store new vehicle gross profit increased by $320.0 million (98%) and $48.2 million (15%), respectively. Same store new vehicle gross margin for the nine months ended September 30, 2022 improved 290 basis points to 11.8% driven by continued strong demand for new vehicles within the historically low new vehicle inventory environment.
The SAAR for new vehicle sales in the U.S. during the nine months ended September 30, 2022 was approximately 13.5 million and was unchanged as compared to approximately 13.5 million during the nine months ended September 30, 2021. The Company's increase in new vehicle sales revenue for the nine months ended September 30, 2022 over the same period in the prior year is primarily attributable to the Company's acquisitions of the Larry H. Miller and Stevinson dealership groups in December 2021. We continue to be negatively impacted by a scarcity of new vehicle inventory as a result of manufacturer production challenges arising from the semiconductor chips, parts and other key components shortage.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$3,739.5	$2,190.5	$1,549.0	71%
Used vehicle wholesale revenue	304.6	195.5	109.1	56%
Used vehicle revenue	$4,044.1	$2,386.1	$1,658.0	69%
Gross profit:
Used vehicle retail gross profit	$280.5	$189.5	$91.0	48%
Used vehicle wholesale gross profit	5.0	21.9	(16.9)	(77)%
Used vehicle gross profit	$285.5	$211.4	$74.1	35%
Used vehicle retail units:
Used vehicle retail units	117,028	78,136	38,892	50%

Same Store:
Revenue:
Used vehicle retail revenue	$2,438.6	$2,159.6	$279.0	13%
Used vehicle wholesale revenue	125.2	194.5	(69.2)	(36)%
Used vehicle revenue	$2,563.8	$2,354.0	$209.8	9%
Gross profit:
Used vehicle retail gross profit	$159.3	$187.1	$(27.8)	(15)%
Used vehicle wholesale gross profit	—	21.7	(21.7)	(100)%
Used vehicle gross profit	$159.3	$208.8	$(49.5)	(24)%
Used vehicle retail units:
Used vehicle retail units	75,262	77,096	(1,834)	(2)%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
As Reported:
Revenue per used vehicle retailed	$31,954	$28,035	$3,919	14%
Gross profit per used vehicle retailed	$2,397	$2,426	$(29)	(1)%
Used vehicle retail gross margin	7.5%	8.7%	(1.2)%

Same Store:
Revenue per used vehicle retailed	$32,402	$28,011	$4,390	16%
Gross profit per used vehicle retailed	$2,116	$2,427	$(311)	(13)%
Used vehicle retail gross margin	6.5%	8.7%	(2.1)%
Used vehicle revenue increased by $1.66 billion (69%) due to a $1.55 billion (71%) increase in used vehicle retail revenue and a $109.1 million (56%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $209.8 million (9%) due to a $279.0 million (13%) increase in used vehicle retail revenue partially offset by a $69.2 million (36%) decrease in used vehicle wholesale revenues.

For the nine months ended September 30, 2022, gross profit margins decreased by 120 basis points to 7.5% for all stores and decreased 210 basis points to 6.5% on a same store basis. Used vehicle retail gross profit increased $91.0 million (48%) for the nine months ended September 30, 2022 and decreased $27.8 million (15%) on a same store basis. On a same store basis, our gross profit per used vehicle retailed decreased $311 (13%) when compared to the prior year period which was primarily driven by recent decreases in used vehicle market prices.
Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,582.8	$851.5	$731.3	86%
Parts and service gross profit:
Customer pay	$544.0	$313.2	$230.8	74%
Warranty	105.5	74.8	30.7	41%
Wholesale parts	59.9	23.7	36.2	152%
Parts and service gross profit, excluding reconditioning and preparation	$709.4	$411.7	$297.7	72%
Parts and service gross margin, excluding reconditioning and preparation	44.8%	48.4%	(3.6)%
Reconditioning and preparation *	$167.0	$115.4	$51.5	45%
Total parts and service gross profit	$876.4	$527.1	$349.2	66%

Same Store:
Parts and service revenue	$942.2	$841.0	$101.2	12%
Parts and service gross profit:
Customer pay	$358.4	$309.2	$49.2	16%
Warranty	64.8	73.8	(9.0)	(12)%
Wholesale parts	26.1	23.3	2.9	12%
Parts and service gross profit, excluding reconditioning and preparation	$449.4	$406.3	$43.1	11%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	48.3%	(0.6)%
Reconditioning and preparation *	$113.4	$113.8	$(0.4)	—%
Total parts and service gross profit	$562.8	$520.1	$42.7	8%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $731.3 million (86%) increase in parts and service revenue was primarily due to a $453.3 million (77%) increase in customer pay revenue, a $217.6 million (170%) increase in wholesale parts revenue and a $60.5 million (44%) increase in warranty revenue. Same store parts and service revenue increased by $101.2 million (12%) from $841.0 million for the nine months ended September 30, 2021 to $942.2 million for the nine months ended September 30, 2022. The increase in same store parts and service revenue was due to a $90.1 million (16%) increase in customer pay revenue, a $24.6 million (20%) increase in wholesale parts revenue partially offset by a $13.6 million (10%) decrease in warranty revenue. The trend of increased aging of vehicles, which are at historically high levels, is leading to increased customer pay while increased miles driven are contributing to positive growth in wholesale revenues. Consumers are owning a vehicle for longer periods of time due to the vehicle inventory constraints experienced in the automotive industry.
Parts and service gross profit, excluding reconditioning and preparation, increased by $297.7 million (72%) to $709.4 million and same store gross profit, excluding reconditioning and preparation, increased by $43.1 million (11%) to $449.4 million.

Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$516.5	$295.7	$220.8	75%
Finance and insurance, net per vehicle sold	$2,232	$1,827	$406	22%

Same Store:
Finance and insurance, net	$326.5	$292.8	$33.7	12%
Finance and insurance, net per vehicle sold	$2,348	$1,830	$518	28%
F&I revenue, net increased $220.8 million (75%) during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021, and same store F&I revenue, net increased by $33.7 million (12%) over the same period. F&I revenue, net increased as a result of a 43% increase in new and used retail unit sales for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company was able to improve the F&I PVR by $406 per unit (22%) over the comparable prior year period.

TCA SEGMENT

	For the Nine Months Ended September 30, 2022
	As Reported	Dealership Inter-company Eliminations	TCA After Dealership Eliminations
	(Dollars in millions)
Finance and insurance, gross revenue	$169.0	$(79.1)	$89.9
Finance and insurance, cost of sales	$22.2	$17.4	$39.6
Finance and insurance, gross profit	$146.8	$(96.5)	$50.3
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. The majority of TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related service product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the nine months ended September 30, 2022, TCA generated $169.0 million of revenue, consisting primarily of earned premium partially offset by a loss of $12.6 million to the investment portfolio.
Direct expenses paid for the acquisition of contracts on which revenue has been received but not yet earned have been deferred and are amortized over the related contract period. Expenses are matched with earned premiums resulting in recognition over the life of the contracts. During the nine months ended September 30, 2022, TCA recorded $22.2 million of cost of sales consisting primarily of claims expense and amortization of deferred acquisition costs.

CONSOLIDATED
Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2022	% of Gross Profit	2021	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs, including benefits	$717.2	30.4%	$383.5	28.2%	$333.8	2.2%
Sales compensation	224.4	9.5%	137.6	10.1%	86.8	(0.6)%
Share-based compensation	16.4	0.7%	12.2	0.9%	4.2	(0.2)%
Outside services	141.9	6.0%	81.1	6.0%	60.8	—%
Advertising	39.7	1.7%	24.0	1.8%	15.8	(0.1)%
Rent	34.0	1.4%	28.7	2.1%	5.4	(0.7)%
Utilities	23.5	1.0%	13.8	1.0%	9.7	—%
Insurance	19.1	0.8%	16.8	1.2%	2.4	(0.4)%
Other	125.6	5.3%	80.7	5.9%	44.9	(0.6)%
Selling, general, and administrative expense	$1,341.9	56.8%	$778.2	57.2%	$563.7	(0.4)%
Gross profit	$2,362.5		$1,359.9

Same Store:
Personnel costs, including benefits	$412.2	29.1%	$378.5	28.2%	$33.8	0.9%
Sales compensation	138.3	9.8%	135.9	10.1%	2.4	(0.4)%
Share-based compensation	16.4	1.2%	12.2	0.9%	4.2	0.2%
Outside services	88.0	6.2%	80.1	6.0%	7.9	0.2%
Advertising	18.2	1.3%	23.5	1.8%	(5.3)	(0.5)%
Rent	25.7	1.8%	28.6	2.1%	(2.9)	(0.3)%
Utilities	14.7	1.0%	13.6	1.0%	1.1	—%
Insurance	9.8	0.7%	16.4	1.2%	(6.6)	(0.5)%
Other	77.6	5.5%	80.1	6.0%	(2.4)	(0.5)%
Selling, general, and administrative expense	$801.0	56.5%	$768.9	57.3%	$32.1	(0.8)%
Gross profit	$1,417.2		$1,342.1
SG&A expense as a percentage of gross profit decreased 40 basis points from 57.2% for the nine months ended September 30, 2021 to 56.8% for the nine months ended September 30, 2022, while same store SG&A expense as a percentage of gross profit decreased 80 basis points to 56.5% over the same period. The decrease in SG&A as a percentage of gross profit during the nine months ended September 30, 2022 is primarily the result of higher gross profits for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. On a total company basis, Personnel costs and Sales compensation increased by $333.8 million and $86.8 million, respectively, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to the inclusion of the Larry H. Miller and Stevinson acquisitions in year-to-date 2022 results. On a same store basis, we have continued to achieve cost efficiencies, in particular, with respect to advertising and insurance expenses. Personnel costs increased 90 basis points on a same store basis due to increasing benefits and compensation costs in a tight labor market.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $0.4 million (7%) to $6.0 million during the nine months ended September 30, 2022 compared to $6.5 million during the nine months ended September 30, 2021.
Other Interest Expense —
Other interest expense increased $70.5 million (163%) during the nine months ended September 30, 2022 from $43.2 million during the nine months ended September 30, 2021 to $113.8 million during the nine months ended September 30, 2022.

During the fourth quarter of 2021, we incurred additional debt to finance the acquisitions of the Larry H. Miller and Stevinson automotive groups resulting in higher year-to-date interest expense.
Gain on Dealership Divestitures, net—
During the nine months ended September 30, 2022, we sold one franchise (one dealership location) in the St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington and one franchises (one dealership locations) in Albuquerque, New Mexico. The Company recorded a pre-tax gain of $4.4 million for the nine months ended September 30, 2022. The gain or loss on six dealership divestitures is preliminary pending final purchase accounting entries in connection with the LHM Acquisition. During the nine months ended September 30, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market and recorded a pre-tax gain of $8.0 million.
Income Tax Expense—
The $88.3 million increase in income tax expense was primarily the result of a $340.6 million increase in income before income taxes. Our effective tax rate for the nine months ended September 30, 2022 was 24.6% compared to 23.8% in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2022, we had total available liquidity of $1.17 billion, which consisted of cash and cash equivalents of $117.8 million (excluding $23.5 million held by TCA), available funds in our floor plan offset accounts of $419.3 million (excluding $75.0 million held by TCA), $389.0 million of availability under our new vehicle floorplan facility that is able to be converted to revolving credit facility, $48.3 million of availability under our revolving credit facility and $198.5 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle floor plan facility are limited by borrowing base calculations and, from time-to-time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2022, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants" and "Share Repurchases and Dividend Restrictions" below.
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
LHM Acquisition
On December 17, 2021, the Company completed the LHM Acquisition, which included 54 new vehicle dealerships, seven used vehicle stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto and the entities comprising the TCA business for a total purchase price of $3.48 billion. The purchase price was financed through a combination of cash, proceeds from the issuance of common stock and borrowings including the issuance of the 2029 Senior Notes and 2032 Senior Notes, the drawdown on the 2021 Real Estate Facility and the 2019 Senior Credit Facility and other floor plan borrowings.
Material Indebtedness
We currently are party to the following material credit facilities and agreements and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities and this indebtedness, please refer to Note 14 "Debt" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In September 2022, we amended our 2019 Senior Credit Facility to revise certain caps and limits as defined in the Credit Agreement. Additionally, as further outlined below, during May and June 2022, we amended our LIBOR-based debt arrangements and related hedging financial instruments to revise their interest basis from LIBOR to a Secured Overnight Financing Rate ("SOFR"). See Note 9 "Debt" in our Condensed Consolidated Financial Statements contained herein for details of the revisions to the applicable debt arrangements.
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
Revolving Credit Facility—A $450.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As described below, as of September 30, 2022, we converted $389.0 million of availability from the Revolving Credit Facility to the New Vehicle Floor Plan Facility (as defined below), resulting in $61.0 million of borrowing capacity. In addition, as of September 30, 2022, we had $12.7 million in outstanding letters of credit, resulting in $48.3 million of borrowing availability. We began the year with $169.0 million drawn on our revolving credit facility. During the nine months ended September 30, 2022, we had additional borrowings of $330.0 million and $499.0 million in repayments resulting in no outstanding borrowings as of September 30, 2022.
New Vehicle Floor Plan Facility—A $1.75 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within the same day. As a result of the use of this floor plan offset account, we experienced a reduction in Floor Plan Interest Expense on our Condensed Consolidated Statements of Income. As of September 30, 2022, we had $407.2 million outstanding under the New Vehicle Floor Plan Facility, which includes $18.8 million classified as Liabilities associated with assets held for sale on our Condensed Consolidated Balance Sheet but excludes $480.3 million in our floor plan offset account.
Used Vehicle Floor Plan Facility—A $350.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for working capital and capital expenditures, as well as to refinance used vehicles. We began the year with $294.0 million drawn on our used vehicle floor plan facility. During the nine months ended September 30, 2022, we had additional borrowings of $200.0 million and $394.0 million in repayments resulting in outstanding borrowings of $100.0 million as of September 30, 2022. Our borrowing capacity under the Used Vehicle Floor Plan Facility was $198.5 million based on our borrowing base calculation as of September 30, 2022.
Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.
At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of September 30, 2022, $389.0 million of availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility.
On September 30, 2022, the Company and certain of its subsidiaries entered into the fifth amendment to the 2019 Senior Credit Facility. The amendment, among other things, increased the cap that the real estate component of the Revolving Borrowing Base can contribute to the Revolving Borrowing Base from 25% to 40% of the Aggregate Revolving Commitments, increased the amounts that any conversion of the Aggregate Revolving Commitments to Aggregate New Vehicle Floor Plan Commitments and/or Aggregate Used Vehicle Floor Plan Commitments (each way) can contribute to Aggregate Commitments from 20% to 40%, removed the $50 million limit on the portion of the Floorplan Offset Amount that may be subtracted from certain amounts outstanding under the floorplan facility and made certain changes to the criteria for Eligible Borrowing Base Real Property and the deliverables in connection with those properties (such capitalized terms, in each case, as defined in the amendment). The amendment did not update or amend the maturity date, interest rates or total loan commitments under the 2019 Senior Credit Agreement.

On May 25, 2022, the Company and certain of its subsidiaries entered into the fourth amendment to the 2019 Senior Credit Facility with Bank of America, as administrative agent, and the other lenders party thereto, to replace the benchmark reference rate of LIBOR to SOFR. See Note 9 "Debt" for further details.

In addition to the payment of interest on borrowings outstanding under the 2019 Senior Credit Facility, we are required to pay a quarterly commitment fee on total unused commitments thereunder. The fee for unused commitments under the Revolving Credit Facility is between 0.15% and 0.40% per year, based on the Company's total lease adjusted leverage ratio, and the fee for unused commitments under the New Vehicle Facility Floor Plan and the Used Vehicle Floor Plan Facility is 0.15% per year.
~~•~~Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of September 30, 2022, we had $22.1 million, which includes $2.0 million classified as Liabilities associated with assets held for sale on our Condensed Consolidated Balance Sheet and is net of $14.0 million in our floor plan offset account, outstanding under our floor plan facility. Additionally, we had $145.6 million, outstanding under our 2019 Senior Credit Facility and facilities with certain manufacturers for the financing of loaner vehicles, which are presented within Accounts payable and accrued liabilities in our Condensed Consolidated Balance Sheets. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
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
The 2029 Notes and 2032 Notes have been fully and unconditionally guaranteed, on a joint and several basis, by substantially all of our subsidiaries other than the TCA Non-Guarantor Subsidiaries. In addition, the notes are subject to customary covenants, events of default and optional redemption revisions. The 2029 Senior Notes and the 2032 Senior Notes are not required to be registered under the Securities Act of 1933.
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
~~•~~Mortgage Financings—We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages") and other lenders. As of September 30, 2022, we had total mortgage notes payable outstanding of $59.5 million, which includes $12.8 million classified as Liabilities associated with assets held for sale that are collateralized by the associated real estate.

~~•~~2021 Real Estate Facility—On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, which provides for term loans in an aggregate amount equal to $689.7 million (the “2021 Real Estate Facility”). As of September 30, 2022, we had $669.3 million of outstanding borrowings under the 2021 Real Estate Facility. There is no further borrowing availability under the 2021 Real Estate Facility.
•2021 BofA Real Estate Facility—On May 10, 2021, we entered into a real estate term loan credit agreement (the “2021 BofA Real Estate Credit Agreement”), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the “2021 BofA Real Estate Facility”). As of September 30, 2022, we had $175.1 million of outstanding borrowings under the 2021 BofA Real Estate Facility. There is no further borrowing availability under the 2021 BofA Real Estate Credit Agreement. On May 25, 2022, certain of our subsidiaries entered into amendments to our 2021 BofA Real Estate Facility to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 9 "Debt" for further details.
~~•~~2018 Bank of America Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time-to-time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of September 30, 2022, we had $74.8 million, which includes $14.5 million classified as Liabilities associated with assets held for sale, of outstanding borrowings under the 2018 Bank of America Facility. There is no further borrowing availability under the 2018 BofA Real Estate Facility. On May 25, 2022, certain of our subsidiaries entered into an amendment to the 2018 BofA Real Estate Credit Agreement to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 9 "Debt" for further details.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of September 30, 2022, we had $78.2 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under the 2018 Wells Fargo Master Loan Facility. On and with effect from June 1, 2022, certain of our subsidiaries entered into an amendment to our 2018 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 9 "Debt" for further details.
~~•~~2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of September 30, 2022, the outstanding balance under this agreement was $49.4 million, which includes $3.2 million classified as Liabilities associated with assets held for sale,. There is no further borrowing availability under the 2015 Wells Fargo Master Loan Facility. On and with effect from June 1, 2022, certain of our subsidiaries entered into an amendment to our 2015 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 9 "Debt" for further details.
~~•~~2013 BofA Real Estate Facility—On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A., as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of September 30, 2022, we had $29.2 million, which includes $8.3 million classified as Liabilities associated with assets held for sale, of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under the 2013 Real Estate Facility. On May 25, 2022, certain of our subsidiaries entered into an amendment to our 2013 BofA Real Estate Credit Agreement to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 9 "Debt" for further details.

Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2022.
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
During the three months ended June 30, 2022, we did not repurchase any shares of our common stock under the Repurchase Program. During the nine months ended September 30, 2022, we repurchased 1,069,203 shares of our common stock under the Repurchase Program for a total of $200.0 million. On April 27, 2022, our Board of Directors authorized an additional $200.0 million of share repurchases under our Repurchase Program. As of September 30, 2022, we had $200.0 million of shares remaining to repurchase under our Repurchase Program.
During the three and nine months ended September 30, 2022, we repurchased 1,031 and 55,268 shares of our common stock for $0.2 million and $9.1 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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
Adjusted cash flow provided by operating activities includes borrowings and repayments of Floor Plan Notes Payable Non-Trade and used floor plan notes payable borrowing base changes. Adjusted cash flow provided by operating activities may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations, we also review the related GAAP measures. Adjusted cash flow provided by operating activities for the nine months ended September

30, 2021 differs from previously disclosed non-GAAP operating cash flow measures presented in Management's Discussion and Analysis due to the impact on operating cash flows, as reported, of the Company's recent material acquisitions. We believe that the additional adjustments related to cash flows associated with our used vehicle borrowing base, floor plan offset accounts and the impact of acquisitions and divestitures eliminates cash flow volatility and provides an adjusted operating cash flow metric that best reflects our results of operations and our management of inventory and related financing activities.
We have provided below a reconciliation of cash flow provided by operating activities as if all changes in floor plan notes payable, except for (i) borrowings associated with acquisitions and repayments associated with divestitures and (ii) borrowings and repayments associated with the purchase of used vehicle inventory and (iii) changes in the floor plan offset accounts were classified as an operating activity for both Floor Plan Notes Payable - Non-Trade and Floor Plan Notes Payable - Trade.

	For the Nine Months Ended September 30,
	2022	2021
	(In millions)
Reconciliation of Cash provided by operating activities to Cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$664.4	$958.6
Change in Floor Plan Notes Payable—Non-Trade, net	(293.8)	(520.7)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	396.9	(11.3)
Change in Floor Plan Notes Payable—Trade associated with floor plan offset and net acquisition and divestitures	14.1	(5.2)
Adjusted cash flow provided by operating activities	$781.6	$421.4
Operating Activities—
Net cash provided by operating activities totaled $664.4 million and $958.6 million, for the nine months ended September 30, 2022 and 2021, respectively. Adjusted cash flow provided by operating activities totaled $781.6 million and $421.4 million, for the nine months ended September 30, 2022 and 2021, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in Floor Plan Notes Payable—Non-Trade and Trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through Floor Plan Notes Payable—Trade.
The $360.2 million increase in Adjusted cash flow provided by operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily the result of the following:

•increase in $292.5 million net income and non-cash adjustments to net income;
•$74.0 million related to an increase in accounts payable and accrued liabilities;
•$92.8 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures; and
•$35.4 million increase in other long term assets and liabilities, net.
The increase in our Adjusted cash flow provided by operating activities, was partially offset by:
•$22.5 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2022 as compared to 2021; and
•$108.5 million related to the change in other current assets, net.
Investing Activities—
Net cash provided by investing activities totaled $233.0 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $248.6 million for the nine months ended September 30, 2021. Capital expenditures, excluding the purchase of real estate, were $62.5 million and $49.4 million for the nine months ended September 30, 2022 and 2021, respectively. We expect that capital expenditures during 2022 will total approximately $113.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the nine months ended September 30, 2022, we paid $5.0 million to settle obligations related to a prior year acquisition and acquired real estate properties for $10.2 million.
During the nine months ended September 30, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington and one franchise (one dealership location) in Albuquerque, New Mexico for an aggregate purchase price of $379.0 million.
We purchased $132.4 million of debt securities and $41.4 million of equity securities during the nine months ended September 30, 2022. We also received proceeds of $56.0 million and $49.5 million from the sale of debt and equity securities, respectively, during the nine months ended September 30, 2022. We did not have any purchases or sales of debt and equity securities during the prior year period.
During the nine months ended September 30, 2021, we acquired the assets of one franchise (one dealership location) in Denver, Colorado for a purchase price of $15.9 million. We funded this acquisition with an aggregate of $15.6 million of cash and $0.3 million of floor plan borrowings for the purchase of the related new vehicle inventory. During the nine months ended September 30, 2021, we released $1.0 million of purchase price holdbacks related to a prior year acquisition.
During the nine months ended September 30, 2021, we sold one franchise (one dealership location) in Charlottesville, Virginia for a purchase price of $21.3 million. In addition, during the nine months ended September 30, 2021, we received cash proceeds of $21.5 million from the sale of real estate properties.
During the nine months ended September 30, 2021, purchases of real estate, including previously leased real estate, totaled $7.8 million.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $935.0 million and $380.8 million for the nine months ended September 30, 2022 and 2021, respectively.
During the nine months ended September 30, 2022 and 2021, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $5.50 billion and $3.40 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $5.99 billion and $3.93 billion, respectively.
During the nine months ended September 30, 2021, we had non-trade floor plan borrowings of $0.3 million related to acquisitions.
During the nine months ended September 30, 2022 and 2021, we had non-trade floor plan repayments associated with divestitures of $21.6 million and $0.8 million, respectively.
Repayments of borrowings totaled $48.5 million and $33.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Proceeds of $330.0 million were received in connection with borrowings under our Revolving Credit Facility during the nine months ended September 30, 2022, and $499.0 million was repaid during the same period. There were no borrowings or repayments under our Revolving Credit Facility during the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, we repurchased 1,069,203 shares of our common stock under our Repurchase Program for a total of $200.0 million and repurchased 55,268 shares of our common stock for $9.1 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" within the accompanying Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2022.
Guarantor Financial Information
As of September 30, 2022, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.

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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
	As of
	September 30, 2022	December 31, 2021
	(In millions)
Current assets	$1,713.0	$1,778.4
Current assets - affiliates	$—	$—
Non-current assets	$5,388.0	$5,511.3

Current liabilities	$966.2	$1,473.2
Current liabilities - affiliates	$81.7	$6.9
Non-current liabilities	$3,520.0	$3,916.7

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries for the nine months ended :

For the Nine Months Ended September 30,
2022
(In millions)
Net sales	$11,662.7
Gross profit	$2,324.1
Income from operations	$918.1
Net income	$596.3

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $108.5 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of September 30, 2022, a 100 basis point change in interest rates could result in a change of as much as $1.1 million to our total annual interest expense in our Condensed Consolidated Statements of Income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for primarily as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2022 and 2021 by $65.1 million and $42.9 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting. The following table provides information on the attributes of each swap as of September 30, 2022:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$292.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$175.1	$110.6	May 2031
July 2020	$93.5	$82.7	$50.6	December 2028
July 2020	$85.5	$74.7	$57.3	November 2025
June 2015	$100.0	$65.4	$53.1	February 2025
November 2013	$75.0	$42.4	$38.7	September 2023
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
During 2021, we acquired substantially all of the assets, including certain real estate, of 94 franchises (65 new dealership locations), seven used vehicle stores, eleven collision centers, a used vehicle wholesale business and an F&I product provider business. As permitted by the Securities and Exchange Commission, the scope of our Section 404 evaluation for the period covered by this report does not include an evaluation of the internal control over financial reporting of these acquired operations.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we and our dealerships may become involved in various claims relating to, and arising out of our business and our operations. These claims may involve, but are not limited to, financial and other audits by vehicle manufacturers or lenders, and certain federal, state, and local government authorities that relate primarily to (i) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (ii) compliance with lender rules and covenants and (iii) payments made to government authorities relating to federal, state, and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings, and other dispute resolution processes. Such claims, including class actions, can relate to, but are not limited to, the practice of charging administrative fees, employment-related matters, truth-in-lending practices, contractual disputes, actions brought by governmental authorities and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.
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
During the three months ended September 30, 2022, we did not repurchase any shares of our common stock under the Repurchase Program. As of September 30, 2022 we had $200.0 million remaining authorization to repurchase shares of our common stock under the Repurchase Program.
In addition, during the three months ended September 30, 2022, we repurchased 1,031 shares of our common stock for $0.2 million from employees in connection with a net share settlement feature of employee equity-based awards.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1	Fifth Amendment to the Third Amended and Restated Credit Agreement, dated September 30, 2022, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an l/c issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2022)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	October 28, 2022	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	October 28, 2022	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer