Form 10-K
period 2022-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2023-03-01
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was $3.72 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 23, 2023 was 21,687,409.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2022

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
•the ability to acquire and successfully integrate acquired businesses into our existing operations and realize expected benefits and synergies from such acquisitions;
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
•significant disruptions in the production and delivery of vehicles and parts for any reason, including supply shortages (including semiconductor chips), the ongoing conflict in Russia and Ukraine, including any government sanctions imposed in connection therewith, natural disasters, severe weather, civil unrest, product recalls, work stoppages or other occurrences that are outside of our control;
•our ability to execute our automotive retailing and service business strategy while operating under restrictions and best practices imposed or encouraged by governmental and other regulatory authorities;
•our ability to successfully attract and retain skilled employees;
•our ability to successfully operate, including our ability to maintain, and obtain future necessary regulatory approvals, for Total Care Auto, Powered by Landcar ("TCA"), our F&I product provider;
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
•our ability to execute our initiatives and other strategies; and
•our ability to leverage scale and cost structure to improve operating efficiencies across our dealership portfolio.

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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our website at http://www.asburyauto.com as soon as practical after such reports are filed with the U.S. Securities and Exchange Commission (the "Commission"). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2023 Annual Meeting of Stockholders, when filed, will also be available on our website, and at the URL stated in such proxy statement. We also make available on our website copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:

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
Item 1. BUSINESS

Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is a Fortune 500 company and one of the largest franchised automotive retailers in the United States with 139 new vehicle dealerships across 14 states. Our mission and vision is to put the guest experience first and follow our "North Star" to be the most guest-centric automotive retailer in the industry. We follow three key principles to guide us: (1) have a fun, supportive and inclusive culture where team members thrive personally while building meaningful bonds with one another; (2) be great brand ambassadors and exceptional stewards of capital for our partners who fuel our mission; and (3) be caring professionals who strive to delight our guests and foster love for the brand. Our strong organizational culture and purposeful mission allow us to continuously deliver best-in-class experiences to our guests. As of December 31, 2022, we owned and operated 186 new vehicle franchises, representing 31 brands of automobiles at 139 dealership locations, 32 collision centers, seven stand-alone used vehicle dealerships, one used vehicle wholesale business, one auto auction, and Total Care Auto, Powered by Landcar ("TCA" or "TCA Business"), our finance and insurance ("F&I") product provider, within 14 states. Our store operations are conducted by our subsidiaries.

We offer an extensive range of automotive products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, parts and service, which includes vehicle repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"), and F&I products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. We strive for a diversified mix of products, services, brands and geographic locations which allows us to reduce our reliance on any one manufacturer, minimize the impact from changes in customer preference and maintain profitability across fluctuations in new vehicle sales. Our diverse revenue base, along with our commitment to operational excellence across our dealership portfolio, provides a resilient business model and strong profit margins.

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
In December 2020, we introduced Clicklane, the automotive retail industry’s first, end-to-end, 100% online vehicle retail tool. This differentiated platform offers our customers an easy, seamless and transparent approach to completing the purchase or sale of vehicles completely online inclusive of all documentation, loan origination and everything in between. We believe the Clicklane tool will further enhance our physical dealership network and creates a competitive advantage as the vehicle buying process evolves in a digital environment.
Acquisitions
On December 17, 2021, the Company completed the acquisition of the businesses of the Larry H. Miller ("LHM") Dealerships and TCA (collectively, the "LHM acquisition"), thereby acquiring 54 new vehicle dealerships, seven used cars stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA business for a total purchase price of $3.48 billion. The purchase price was financed through a combination of cash, debt, including senior notes, real estate facilities, new and used vehicle floor plan facilities and the proceeds from the issuance of common stock. As a result of the transaction, the Company now operates in two reportable segments, the Dealerships and TCA segments.
In addition to the LHM acquisition, during the year ended December 31, 2021, we acquired the assets of 11 franchises (10 dealership locations) in the Denver, Colorado market and three franchises (one dealership location) in the Indianapolis, Indiana market for a combined purchase price of $485.7 million. We funded these acquisitions with an aggregate of $455.1 million of cash and $9.6 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $21.0 million for potential indemnity claims made by us with respect to the acquired franchises.
On August 24, 2020, the Company, through two of its subsidiaries, acquired substantially all of the assets of, and leased the real property related to, 12 new vehicle dealership franchises (eight dealership locations), two collision centers and an auto auction (collectively, the "Park Place acquisition"). The Park Place acquisition was financed through a combination of cash, floor plan facilities and seller financing. The seller financing comprised $150.0 million in aggregate principal amount of a 4.00% promissory note due August 2021 and $50.0 million in aggregate principal amount of a 4.00% promissory note due

February 2022 (collectively, the "Seller Notes"). In September 2020, the Company redeemed the Seller Notes with proceeds from the offering of 4.50% Notes due 2028 and 4.75% Notes due 2030.
In addition to the Park Place acquisition during the year ended December 31, 2020, we acquired the assets of three franchises (one dealership location) in the Denver, Colorado market for a combined purchase price of $63.6 million. We funded this acquisition with an aggregate of $34.5 million of cash and $27.1 million of floor plan borrowings for the purchase of the related new vehicle inventory.
There were no acquisitions during the year ended December 31, 2022.
Divestitures
During the year ended December 31, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington, one franchise (one dealership location) in Albuquerque, New Mexico and 11 franchises (nine dealership locations) and two collision centers in North Carolina. The Company recorded a pre-tax gain totaling $207.1 million.
During the year ended December 31, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market. The Company recorded a pre-tax gain totaling $8.0 million.
During the year ended December 31, 2020, we sold two franchises (two dealership locations) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and one franchise (one dealership location) in the Greenville, South Carolina market. The Company recorded a pre-tax gain totaling $62.3 million.
Four Key Components of Our Business
The following chart presents the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2022.

Our new vehicle franchise retail network within our Dealerships segment is made up of dealerships located in 14 states operating primarily under 15 locally branded dealership groups. The following chart provides a detailed breakdown of our states, brand names, and franchises as of December 31, 2022:

Dealership Group Brand Name	State	Franchise

Coggin Automotive Group	Florida	Acura, BMW, Buick, Chevrolet, Ford(a), GMC, Honda(d), Hyundai, Mercedes-Benz, Nissan(a), Toyota

Courtesy Autogroup	Florida	Chrysler, Dodge, Genesis, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Sprinter, Toyota

Crown Automotive Company	South Carolina	Nissan
	Virginia	Acura, BMW(a), MINI

David McDavid Auto Group	Texas	Acura, Ford, Honda(a), Lincoln

Greenville Automotive Group	South Carolina	Jaguar, Land Rover, Porsche, Toyota, Volvo

Hare, Bill Estes & Kahlo Automotive Groups	Indiana	Buick, Chevrolet(b), Chrysler(a), Dodge(a), Ford, GMC, Honda, Isuzu, Jeep(a), Toyota

Larry H. Miller Dealerships	Arizona	Chrysler(b), Dodge(c), Fiat, Ford, Genesis, Hyundai, Jeep(b), Nissan, Toyota, Volkswagen(a)
	California	Toyota(a)
	Colorado	Chrysler(a), Dodge(b), Fiat, Ford, Jeep(a), Nissan(b), Volkswagen
	Idaho	Chrysler, Dodge, Honda, Jeep, Subaru
	New Mexico	Chevrolet, Chrysler(a), Dodge, Genesis, Hyundai(a), Jeep(a), Toyota
	Utah	Chevrolet(a), Chrysler(c), Dodge(c), Ford(b), Honda, Jeep(c), Lexus(a), Lincoln(a), Mercedes-Benz, Toyota, Sprinter
	Washington	Honda

Mike Shaw, Stevinson & Arapahoe Automotive Groups	Colorado	Subaru(a), Chevrolet, Chrysler, Dodge, Hyundai(a), Jaguar, Jeep, Lexus(a), Porsche, Toyota(a)

Nalley Automotive Group	Georgia	Acura, Audi, Bentley, BMW, Chevrolet, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan, Toyota(b), Volkswagen

Park Place Automotive	Texas	Acura, Jaguar, Lexus(a), Land Rover, Mercedes-Benz(b), Porsche, Volvo, Sprinter(b)

Plaza Motor Company	Missouri	Audi, BMW, Infiniti, Jaguar, Land Rover, Mercedes-Benz(a), Sprinter(a)
_____________________________
(a)This state has two of these franchises.
(b)This state has three of these franchises.
(c)This state has four of these franchises.
(d)This state has five of these franchises.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2022 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2022:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Lexus	8	9%
Mercedes-Benz	8	8
Acura	6	2
BMW	5	4
Genesis	3	1
Infiniti	4	1
Jaguar	4	*
Land Rover	3	1
Lincoln	3	1
Porsche	3	2
Volvo	2	1
Audi	1	1
Bentley	1	*
Total Luxury	51	31%
Import
Toyota	14	17%
Honda	13	9
Nissan	9	4
Hyundai	8	5
Sprinter	7	*
Volkswagen	4	1
Subaru	3	2
Fiat	2	*
Kia	2	2
MINI	1	*
Isuzu	1	*
Total Import	64	40%
Domestic
Chrysler, Dodge, Jeep, Ram	49	15%
Ford	9	9
Chevrolet, Buick, GMC	13	5
Total Domestic	71	29%
Total Franchises	186	100%
* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2022.
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
Parts and Service
We provide vehicle repair and maintenance services, sell replacement parts, and recondition used vehicles at all of our dealerships. In addition, we provide collision repair services at our 32 free-standing collision repair centers that we operate either on the premises of, or in close proximity to, our dealerships. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles, and the increasing number of vehicles on the road.
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
Finance and Insurance
We offer a wide variety of automotive F&I products to our customers. Through the acquisition of TCA in December 2021, we offer extended vehicle service contracts, prepaid maintenance contracts, key replacement contracts, guaranteed asset protection contracts, paintless dent repair contracts, appearance protection contracts, tire and wheel, and lease wear and tear contracts. These F&I products are sold to our customers via our network of dealerships.
In addition to the TCA F&I products, we offer our customers a variety of vehicle protection products through independent third parties in connection with the purchase of vehicles. These products are underwritten and administered by these third parties. Under our arrangements with the providers of these products, we primarily sell the products on a straight commission basis. We are subject to chargebacks for service and other contracts as a result of early termination, default, or prepayment of the contract. In addition, we participate in future profits associated with the performance of the third-party held underlying portfolio for certain products pursuant to retrospective commission arrangements.
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
F&I revenue in our Dealerships segment represents the commissions earned from both TCA and independent third parties related to a broad range of F&I products. This F&I revenue is presented net of third-party chargebacks.
F&I revenue in our TCA segment represents the premium revenue earned from customers for F&I products primarily sold in connection with the purchase of vehicles at our dealerships. The premium revenue is recognized over the life of the F&I product contract as services are provided. We capitalize costs to obtain customer contracts, employee sales commissions, and amortize those costs over the life of the contract. Amortization of costs to obtain customer contracts is included in selling, general and administrative expenses in the consolidated statements of income. The portion of commissions that are paid to affiliated dealerships are eliminated in the TCA segment upon consolidation. Claims paid related to the contracts are recognized in F&I cost of sales.
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
As part of our omni-channel strategy, we implemented Clicklane, the automotive retail industry’s first, end-to-end, 100% online vehicle retail tool, which offers our customers a convenient, seamless and transparent approach to purchase and sell vehicles completely online. Our Clicklane platform provides our customers with the ability to (i) select a new or used vehicle, (ii) arrange for and obtain financing from a variety of lenders, (iii) obtain an offer on their trade-in vehicle, (iv) obtain an exact pay-off amount on any existing loan on a trade-in vehicle, (v) select and purchase F&I products designed for the customer’s vehicle and then (vi) complete the vehicle purchase and financing by signing the transaction documents and scheduling in-store pickup or home delivery, with each step performed entirely online. We have implemented Clicklane across all of our stores. The 2021 acquisitions have extended our footprint across seven western U.S. states including Arizona, California, Idaho, New Mexico, Colorado, Utah, and Washington.
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
Grow F&I product penetration and expand TCA's service offerings across the full dealership portfolio.
We are positioned to leverage the acquisition of LHM to improve profitability via the ownership of TCA, a highly scalable provider of a full-suite of F&I products. TCA’s key offerings include vehicle service contracts, prepaid maintenance, protection plans, key and remote replacement, leased vehicle protection and tire and wheel protection. We are continuing to integrate TCA’s service offerings across our full dealership portfolio to increase our F&I product penetration and profitability. We expect to complete the rollout of TCA's service offerings to all of our dealerships in 2023.
Attract, retain and invest in top talent to drive growth and optimize operations.
We believe the core of our business success lies in our talent pool, so we are focused on attracting, hiring and retaining the best people. We also invest in resources to train and develop our employees. Our executive management team has extensive experience in the auto retail sector and is able to leverage experience from all positions throughout the Company. In addition, we believe that local management of dealership operations enables our retail network to provide market specific responses to sales, customer service and inventory requirements. The general manager of each of our dealerships is responsible for the operations, personnel and financial performance of that dealership as well as other day-to-day operations.
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
Our capital allocation decisions are made within the context of maintaining sufficient liquidity and a prudent capital structure. We target a 2.5x to 3.5x adjusted net leverage ratio in a normal business environment. The Company’s adjusted net leverage ratio was 1.7x at December 31, 2022, compared to 2.7x at December 31, 2021. We believe our cash position and borrowing capacity, combined with our current and expected future cash generation capability, provides us with financial flexibility to, among other things, reinvest in our business, acquire dealerships and repurchase our stock, when prudent.
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
Execute our five-year strategic plan to target an increase in our annual revenue to $32 billion by 2025.
We continually evaluate additional opportunities to drive revenue growth while maintaining our disciplined approach to capital allocation. In December 2020, we announced our five-year strategic plan, targeting an increase in our revenue to $20 billion by 2025. In April 2022, the Company announced an update to this plan by increasing the annual revenue target to $32 billion by 2025. We intend to execute on this strategic plan by focusing on a variety of growth efforts including, driving same-store revenue growth, acquiring additional revenue through strategic acquisitions and adding incremental revenue through our Clicklane platform.
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
We compete with a broad range of financial institutions in arranging financing for our customers' vehicle purchases. In addition, many financial institutions are now offering F&I products through the internet, which has increased competition and may reduce our profits on certain of these items. We believe the principal competitive factors in providing financing are convenience, interest rates, and flexibility in contract length.

Seasonality
The automobile industry has historically been subject to seasonal variations. Demand for new vehicles is generally highest during the second, third, and fourth quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. In addition, we typically experience higher sales of luxury vehicles, which have higher average selling prices and gross profit per vehicle retailed, in the fourth quarter. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events.
Dealer and Framework Agreements
Each of our dealerships operate pursuant to a dealer agreement between the dealership and the manufacturer (or in some cases the distributor) of each brand of new vehicles sold and/or serviced at the dealership. The dealer agreements grant the franchised dealership a non-exclusive right to sell the manufacturer's (or distributor's) brand of vehicles and offer related parts and service within a specified market area. Each dealer agreement also grants our dealerships the right to use the manufacturer's trademarks and service marks in connection with the dealerships' operations and they also impose numerous operational requirements related to, among other things, the following:
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
Industry Regulations
The Federal Trade Commission ("FTC") has regulatory authority over automotive dealers and has implemented enforcement initiatives relating to the marketing practices of automotive dealers. Our operations are also subject to the National

Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards and other product standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies.
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
Our TCA Business involves the offer and sale of extended vehicle service contracts, debt protection products, vehicle protection plans and other miscellaneous vehicle protection products, which are subject to a wide range of federal, state and local laws and regulations. The Departments of Insurance of U.S. states have regulatory authority over our TCA Business. Our TCA Business is subject to state licensing and registration requirements, and financial responsibility and security requirements. For additional information, please refer to the risk factors captioned: "Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, our reputation, financial condition, results of operations, and prospects could suffer" and "Our TCA Business is subject to a wide range of federal, state and local laws and regulations, some of which we may have not have been previously been subject. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our TCA Business, our business, results of operations, financial condition, cash flows, reputation and prospects could suffer."
Environmental, Health and Safety Laws and Regulations
We are subject to a wide range of environmental laws and regulations, including those governing discharges into water, air emissions, storage of petroleum substances and chemicals, handling and disposal of solid and hazardous wastes, remediation of various types of contamination, and otherwise relating to health, safety and protection of the environment. For example, and without creating an exhaustive list: as with automobile dealerships generally, and service and parts and collision repair center operations in particular, our business involves the generation, use, handling, and disposal of hazardous or toxic substances and wastes and the use of above ground and underground storage tanks (ASTs and USTs). Operations involving the management of wastes and the use of ASTs and USTs are subject to requirements of the Resource Conservation and Recovery Act, analogous state statutes, and their implementing regulations. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storing, treating, transporting, and disposing of regulated substances and wastes with which we must comply. We also are subject to laws and regulations governing responses to any releases of contamination at or from our facilities or at facilities that receive our hazardous wastes for treatment or disposal. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state statutes, can impose strict and joint and several liability for cleanup costs on those that are considered to have contributed to the release of a "hazardous substance." We also are subject to the Clean Water Act, analogous state statutes, and their implementing regulations which, among other things, prohibit discharges of pollutants into regulated waters without permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans.
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
Human Capital
Mission and Vision
At Asbury, our North Star and our mission is to be the most guest-centric automotive retailer. Our success depends on our employees and their commitment to delivering a consistent and exceptional guest experience. Our employees work at locations in Colorado, Florida, Georgia, Indiana, Missouri, South Carolina, Texas, California, Arizona, New Mexico, Idaho, Utah, Washington and Virginia. We believe that our employees help to set us apart from our competitors, and, therefore, we understand they are our greatest asset. As a result, a critical part of our business strategy is investing in supporting and developing our employees so that they are trained and incentivized to provide best-in-class service to our guests.
As of December 31, 2022, we employed approximately 13,000 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
Diversity, Equity and Inclusion
We strive to recruit new employees based on their diversity of thought, background and experience as well as diversity of personal characteristics to best reflect our guests and communities we serve.
With the help and guidance of an outside consulting firm, we developed a diversity, equity and inclusion ("DE&I") initiative and launched a company-wide effort in November 2020 to identify our strengths and areas of opportunity related to our DE&I initiative. In May 2022, we hired a Vice President, Chief Diversity Equity and Inclusion Officer to help develop and guide our DEI strategy and practices. The goal of our DE&I initiative is to create more welcoming and inclusive workplaces throughout our dealerships and offices to enable us to attract, retain and develop the careers of diverse, highly talented team members. We intend to continue to learn and develop - working towards building a workplace where every Asbury team member feels included and welcomed.
Community Outreach
Through our Asbury Cares program, we support selected community partner organizations to focus on reducing social inequality. In 2021, to ensure widespread support for our outreach program, we awarded all of our employees with an additional 40 hours of paid time off per year that can only be used to volunteer with our local community partners.
A significant portion of our Asbury Cares Community Initiative revolves around education and making sure that young people in underserved communities have access to a quality education. We formed a partnership with HBCU Change, an app-based organization that lets users round up their spending and donate to historical black colleges and universities ("HBCU"). We learned that many HBCUs historically lag in funding and resources compared to other public or private universities and many have closed their doors in recent years. Many of our Asbury team members are proud HBCU alumni and these institutions provide a unique community of support and understanding for not only African American students, but students of all races and backgrounds.
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
Our goal is to promote employees from within to career growth opportunities whenever possible. We invest resources to train and develop our employees to reach their career goals. In 2022, we launched a training curriculum for all store positions. In addition, we offer our employees access to an online career path tool, which helps them plan their desired career path and see the required performance goals and milestones to be considered for a promotion. Our fixed operations organization encourages technicians to obtain and maintain certification status with our vehicle manufacturers, and in most cases, our dealership pays for the training. Our employees also attend vehicle manufacturer-sponsored and industry training events.
We pride ourselves on rewarding and developing talented and tenured employees.
Compensation and Benefits
We offer competitive compensation and benefits to attract and retain the best people, including the following benefits for our full-time employees:
•Health, dental, and vision benefits;
•Choice of multiple health, dental and vision plans;
•Discount for biometric screening and completion of health survey; and
•Employee assistance program.

Saving and retirement
•Holiday match; and
•401(k) match.
Paid time off
•Up to 4 weeks paid time off;
•Paid pregnancy leave; and
•Paid parental leave.
Disability and accident insurance
•Short-term disability and long-term disability insurance;
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
Certain vehicle manufacturers have suspended or slowed production of new vehicles, parts and other supplies due to significant shortages of semiconductor chips, parts and other key components. These production delays have negatively impacted our new vehicle and parts inventory levels, with parts shortages in turn adversely impacting our service and collision repair business. The shortage of new vehicle inventory has increased market demand for, and pricing of, used vehicles raising both revenue and gross profit per used vehicle retailed, but also has increased our costs of acquiring used vehicle inventory. Any prolonged severe shortages or unavailability of new vehicle inventory could have a material adverse effect on our business, results of operations, financial condition, and cash flows. In addition, the abatement of the global supply chain issues relating to semiconductor chips, parts and other key components may lead to an increase in the supply of new vehicles, which could have a material adverse effect on the levels of profitability on both new and used vehicles. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these shortages or when normalized production will resume at these manufacturers.
The novel coronavirus disease (COVID-19) global pandemic had, and may continue to have, a material impact on our business, financial condition and results of operations.
The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. Consumer spending may also be negatively impacted by general macroeconomic conditions, consumer confidence, supply chain disruptions, macroeconomic inflation and efforts to curtail inflation, which may negatively impact revenues.
Our profitability is, to a great extent, dependent on various aspects of vehicle manufacturers' operations. As a result of significant shortages of semiconductor chips, parts and key components, certain vehicle manufacturers have ceased or slowed production of new vehicles. We cannot predict with any certainty how long these production slowdowns in the automotive retail industry will persist and when normalized production will resume at these manufacturers. This disruption in our supply network has negatively impacted, and will continue to impact, our ability to maintain a desirable mix of popular new vehicles and parts that consumers demand at the time and in the volumes desired, all of which would adversely impact our revenues. While the supply disruption has reduced our new vehicle inventory supply, it has positively impacted our gross profit per vehicle retailed. As new vehicle inventories return to historic levels we would expect our new vehicle gross profit to return to pre-COVID levels.
The extent of the impact of the COVID-19 global pandemic on our business will depend on numerous evolving factors that we cannot accurately predict or assess. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of an economic recession or depression that has occurred or may occur in the future. These adverse impacts could include the negative impact it has on global and regional economies and economic activity; financial and capital markets, foreign currency exchange rates, inflation, commodity prices and interest rates; changes in consumer behavior and household debt levels, as well as its short and longer-term impact on the levels of consumer confidence.
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
If we are unable to acquire and successfully integrate additional businesses into our existing operations, and realize expected benefits and synergies from such acquisitions, our revenue and earnings growth may be adversely affected.
We believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and effectively integrate acquired dealerships into our organization. Specifically, with the consummation of the LHM acquisition, we have experienced significantly more sales, and have more assets and employees than we did prior to the transaction. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Integration also requires support or other actions by third-parties such as vendors, suppliers, and licensing agencies and the untimely or inadequate responses from such third-parties can delay or otherwise negatively impact the integration process.
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
We also face additional risks commonly encountered with growth through acquisitions. These risks include, but are not limited to: (i) failing to obtain manufacturers’ consents to acquisitions of additional franchises; (ii) incurring significant transaction-related costs for both completed and failed acquisitions; (iii) incurring significantly higher capital expenditures and operating expenses; (iv) failing to integrate the operations and personnel of the acquired dealerships and impairing relationships with employees; (v) incorrectly valuing entities to be acquired or incurring undisclosed liabilities at acquired dealerships; (vi) disrupting our ongoing business and diverting our management resources to newly acquired dealerships; (vii) failing to achieve expected performance levels; (viii) impairing relationships with manufacturers and customers as a result of changes in management; (ix) failing to realize expected benefits and synergies from the transaction; and (ix) failing to implement or improve controls, policies and information systems and related security measures in the acquired businesses.
We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, information technology systems, data processing systems, and management structure. Moreover, our failure to retain qualified management personnel at any acquired dealership may increase the risks associated with integrating the acquired dealership. If we cannot adequately anticipate and respond to these demands, we may fail to realize acquisition synergies and our resources will be focused on incorporating new operations into our structure rather than on areas that may be more profitable.
We are a holding company and as a result are dependent on our operating subsidiaries to generate sufficient cash and distribute cash to us to service our indebtedness and fund our ongoing operations.
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2022, unexpected changes to our financial metrics or to the terms of our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
Our inability to execute a substantial portion of our business strategy, including our five-year strategic plan, could have an adverse effect on our business, results of operations, financial condition and cash flows.
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
We may not adequately anticipate all the demands that our growth will impose on our personnel, procedures and structures, including our financial and reporting control systems, information technology systems, data processing systems, and management structure. Furthermore, we may decide to alter or discontinue aspects of our strategic plan and may adopt alternative or additional strategies in response to business or competitive factors or other factors or events beyond our control. We cannot give assurance that we will be able to execute a substantial portion of our strategic plan which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Goodwill and manufacturer franchise rights comprise a significant portion of our total assets. We must test our goodwill and manufacturer franchise rights for impairment at least annually, which could result in a material, non-cash write-down of goodwill or manufacturer franchise rights and could have a material adverse effect on our results of operations and stockholders’ equity.
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a subset of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment. However, we cannot accurately predict the amount and timing of any impairment charges at this time; however, any such impairment charge could have an adverse effect on our results of operations and stockholders' equity. See Note 10 "Goodwill and Intangible Franchise Rights" of the notes to consolidated financial statements for more information.
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
Our future performance will be impacted by general economic conditions including among other things: changes in employment levels; consumer demand, preferences and confidence levels; the availability and cost of credit; fuel prices; levels of discretionary personal income; inflation; and interest rates. Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, fuel and other costs as well as by reducing demand for automobiles. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, may be sensitive to fuel prices. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. Inflation is also often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. Changes in interest rates can also significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. In an inflationary environment, depending on automotive industry and other economic conditions, we may be unable to raise prices to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.
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
Historically, we have generated most of our revenue through new vehicle sales, and new vehicle sales also tend to lead to sales of higher-margin products and services, such as finance and insurance products and vehicle-related parts and service. As a result, our profitability is dependent to a great extent on various aspects of vehicle manufacturers’ operations, many of which are outside of our control. Our ability to sell new vehicles is dependent on manufacturers’ ability to design and produce, and willingness to allocate and deliver to our dealerships, a desirable mix of popular new vehicles that consumers demand. For example, improvements in electric, battery-powered and hybrid gas/electric vehicles have increased consumer demand for such vehicles. If consumer demand increases for certain types of vehicles, including electric, battery-powered and hybrid gas/electric, and our manufacturers are not able to adapt and produce such vehicles that meet consumer demands, our new and used vehicle sales volumes, parts and service revenue and our results of operations may be adversely affected. Further, if manufacturers shift significant resources away from traditional production models to invest in clean vehicles and new technologies, we may experience an inadequate supply of historically popular vehicles and other adverse effects on our new and used vehicle sales volume, parts and service revenue and our results of operations until such time as consumer preferences for clean vehicles and other new technologies become widespread. In addition, popular vehicles may often be difficult to obtain from manufacturers for a number of reasons, including the fact that manufacturers generally allocate their vehicles to dealerships based on sales history and capital expenditures associated with such dealerships. Further, if a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles or produces vehicles that do not comply with applicable laws or government regulations, and we own dealerships which sell that manufacturer’s vehicles, our revenues from those dealerships could be adversely affected as consumers shift their vehicle purchases away from that brand.
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance that the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse, to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2022, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	26%
Stellantis N.V. (Chrysler, Dodge, Jeep, Ram and Fiat)	15%
American Honda Motor Co., Inc. (Honda and Acura)	11%
Ford Motor Company (Ford and Lincoln)	10%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	8%
Hyundai Motor North America (Hyundai and Genesis)	6%
General Motors Company (Chevrolet, Buick and GMC)	5%
Nissan North America, Inc. (Nissan and Infiniti)	5%
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
Furthermore, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather and other events may affect the flow of vehicle and parts inventories to us or our manufacturing partners. For example, in early 2020, the outbreak of a novel coronavirus in Wuhan, China led to quarantines of a significant number of cities across the United States and other countries and widespread disruptions to travel and economic activity. Until such time as the coronavirus is fully contained and the supply chain shortages of semiconductor chips, parts and other key components are addressed, we may continue to experience disruptions in the supply of vehicle and parts inventories, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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
Additionally, we rely on the protection of state franchise laws in the states in which we operate and if those laws are repealed or weakened, our framework, franchise and related agreements may become more susceptible to termination, nonrenewal or renegotiation. These laws have historically restricted the ability of automobile manufacturers to directly enter the retail market and sell vehicles directly to consumers. However, many states have recently passed or introduced legislation to permit direct to consumer sales of electric vehicles by certain companies, such as Tesla and Rivian, without the requirements of establishing a dealer network. If the state franchise laws are repealed, weakened or amended to permit vehicle manufacturers to sell vehicles (whether electric or not) directly to consumers, they may be able to have a competitive advantage over the traditional dealers, which could have a material adverse effect on our sales in those states, which in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Manufacturers may also limit our ability to divest one or more of our franchise dealerships in a timely manner. Most of our dealer agreements provide the manufacturer with a right of first refusal to purchase any of the manufacturer’s franchises we seek to sell. Divestitures of our franchise dealerships may also require manufacturer consent and failure to obtain consent would require us to find another potential buyer or wait until the buyer is able to meet the requirements of the manufacturer. A delay in the sale of a dealership could have a negative impact on our business, financial condition, results of operations, and cash flows.
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
There can be no assurances that we will be able to renew our dealer and framework agreements on a timely basis, on acceptable terms, or at all. Our business, financial condition and results of operations may be materially adversely affected to the extent that our rights become compromised or our operations are restricted due to the terms of our dealer or framework agreements or if we lose franchises representing a significant percentage of our revenues due to the termination of, or failure to renew, such agreements.
If vehicle manufacturers reduce or discontinue sales incentive, warranty or other promotional programs, our business, financial condition, results of operations and cash flows may be materially adversely affected.
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
Vehicle manufacturers often make many changes to their incentive programs. Any reduction or discontinuation of manufacturers’ incentive programs for any reason, including a supply and demand imbalance, may reduce our sales volume which, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Technological advances, including electrification of vehicles and adoption of autonomous vehicles in the long-term, could have a material adverse effect on our business.
The automotive industry is predicted to experience change over the long-term. Technological advances are facilitating the development of electric, battery powered and hybrid gas/electric vehicles and autonomous vehicles. While most major vehicle manufacturers have announced plans to electrify some or all of their new vehicle offerings, the eventual timing of widespread availability of electric, battery powered and hybrid gas/electric vehicles and driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. We expect to continue to sell electric, battery powered and hybrid gas/electric vehicles through our dealerships, however, the effect of these vehicles on the automotive retail business is uncertain and could include changes in the level of the new and used vehicle sales, the price of new and used vehicles and the levels of service required for such vehicles and the profitability of our parts and service business, our finance and insurance business, including our TCA business, and the role of franchised dealers, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness and Financial Matters
Our outstanding indebtedness, ability to incur additional debt and the provisions in the agreements governing our debt, and certain other agreements, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
As of December 31, 2022, we had total debt of $3.33 billion and total floor plan notes payable, net of $51.0 million. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred. We will continue to have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2022, each one percent increase in market interest rates would increase our total annual interest expense by approximately $1.0 million. When considered in connection with reduced expected sales, if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
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
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements or otherwise adversely affect the accuracy, reliability or timeliness of our financial statements.
As described under Item 9A. "Controls and Procedures" below, we have concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2022 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation, management identified the material weakness as a result of deficiencies in information technology general controls ("ITGCs") at LHM and TCA, businesses that we acquired in December 2021.
Management has developed its remediation plan and is in the process of implementing it. Until the remediation plan is fully implemented, tested and deemed effective, we cannot provide assurance that our actions will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability and timeliness of our financial statements and have other consequences that could materially and adversely affect our business.
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

Our dealership operations and facilities are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, results of operations, financial condition, cash flows, reputation and prospects could suffer.
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
The CFPB does not have direct regulatory authority over automotive dealers but could implement additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In addition, the CFPB possesses supervisory authority with respect to certain non-bank lenders, including automotive finance companies, participating in automotive financing. The FTC may exercise its additional rule-making authority to expand consumer protection regulations relating to the sale, financing and leasing of motor vehicles. In May 2016, we signed a consent order with the FTC to settle allegations that in certain instances our advertisements did not adequately disclose information about used vehicles with open safety recalls. Under the consent order, we did not agree to make any payments or admit wrong-doing, but we did agree to make certain disclosures in marketing materials and at the point of sale and comply with certain record-keeping obligations. Our failure to comply with the consent order may result in the imposition of significant fines and/or penalties, which could have a material adverse effect on our results of operations.
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
Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of solid and hazardous wastes, investigation and remediation of contamination. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs to comply with such federal and state laws and regulations. In addition, we may become subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault. For such potential liabilities, we believe we are entitled to indemnification from other entities. However, we cannot provide assurance that such entities will view their obligations as we do or will be able or willing to satisfy them. We may have indemnity obligations for liabilities relating to contamination at our currently or formerly owned and/or operated facilities as part of the acquisition or divestiture of certain properties in the ordinary course of business. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Our TCA Business is subject to a wide range of federal, state, and local laws and regulations, some of which we may not have previously been subject. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our TCA Business, our business, results of operations, financial condition, cash flows, reputation and prospects could suffer.
The TCA Business is, and will continue to be, subject to a wide range of federal, state, and local laws and regulations, some of which Asbury may not have been previously subject. Such laws and regulations include but are not limited to:
•state and local licensing requirements;
•federal and state laws regulating vehicle finance and insurance products; and
•federal and state consumer protection laws.
No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. For example, changes in the regulatory and supervisory environments could adversely affect the TCA Business in substantial and unpredictable ways. Further, the TCA Business’ noncompliance with applicable laws (whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise) could result in the suspension or revocation of licenses or registrations necessary to the operation, or the initiation of enforcement actions or private litigation.
In addition, we are required to set aside an amount of restricted cash sufficient to satisfy potential claims associated with the TCA Business. While we are permitted to invest such cash in fixed income and equity securities, and other investments, we cannot provide any assurance that a loss in such investments would not have a material adverse effect on our ability to honor customers’ claims, which could have a material adverse effect on our business.
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
A deterioration of our credit rating, or a general disruption in the credit markets, could limit our ability to obtain credit on terms acceptable to us, or at all. In addition, uncertain economic conditions or the re-pricing of certain credit risks may make it more difficult for us to obtain one or more types of funding in the amounts, or at rates considered acceptable to us, at any given time. Our inability to access necessary or desirable funding, or to enter into certain related transactions, at times and at costs deemed appropriate by us, could have a negative impact on our liquidity and our ability to conduct our operations. Any of these developments could also reduce the ability or willingness of the financial institutions that have extended credit commitments to us, or that have entered into hedge or similar transactions with us, to fulfill their obligations to us, which also could have a material adverse effect on our liquidity, our ability to conduct our operations and our prospects.
We are subject to risks associated with imported product restrictions or limitations, foreign trade and currency valuations.
Our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside of the United States. As a result, our operations are subject to risks of doing business outside of the United States and importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or man-made disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions or limitations, or adjust presently prevailing quotas, duties or tariffs. The imposition of new, or adjustments to prevailing, quotas, duties, tariffs or other restrictions or limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our revenues and profitability.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. We also have corporate offices in Texas and Utah. The operations of our TCA segment are located in leased office space in Utah.
As of December 31, 2022, our operations encompassed 139 franchised dealership locations, seven used car centers, 32 collision repair centers, one used vehicle wholesale business and one auto auction throughout 14 states as follows:

	Dealerships			Collision Repair Centers
Dealership Group Brand Name:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	6	2		2	—
Crown Automotive Company	3	2	(b)	—	—
David McDavid Auto Group	5	—		2	—
Greenville Automotive Group	4	—		1	—
Hare, Bill Estes & Kahlo Automotive Groups	9	—		1	—
Larry H. Miller Dealerships	49	6		7	3
Mike Shaw, Stevinson & Arapahoe Automotive Groups	7	5		—	—
Nalley Automotive Group	16	1		4	1
Park Place Automotive	5	4	(c)	2	1
Plaza Motor Company	5	1	(b)	—	1
Total	121	25		24	8
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
We have not paid any dividends since 2008. On February 23, 2023, the last reported sale price of our common stock on the NYSE was $229.39 per share, and there were approximately 505 record holders of our common stock.
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
Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2022 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/2022 - 10/31/2022	740	$157.95	—	$200.0
11/01/2022 - 11/30/2022	38,445	$179.64	38,438	$193.1
12/01/2022 - 12/31/2022	527,398	$170.75	527,389	$103.0
Total	566,583		565,827
On January 26, 2023, our Board of Directors increased the Company's common stock share repurchase authorization by $108.0 million, to $200.0 million for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal security laws and other legal and contractual requirements.

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2022, of a $100 investment in our common stock made on December 31, 2017, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties. The discussion of our financial condition and results of operations for the year ended December 31, 2020 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2022, through our Dealerships segment, we owned and operated 186 new vehicle franchises (139 dealership locations), representing 31 brands of automobiles, within 14 states. We also operated 32 collision centers, seven stand-alone used vehicle stores, one used vehicle wholesale business, one auto auction and Total Care Auto, Powered by Landcar ("TCA"), our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. The finance and insurance products are provided by both independent third parties and TCA. The F&I products offered by TCA are sold through affiliated dealerships. For the year ended December 31, 2022, our new vehicle revenue brand mix consisted of 40% imports, 31% luxury, and 29% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
Our Dealerships segment revenues are derived primarily from: (i) the sale of new vehicles; (ii) the sale of used vehicles to individual retail customers ("used retail") and to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" collectively referred to as "used"); (iii) repair and maintenance services, including collision repair, the sale of automotive replacement parts, and the reconditioning of used vehicles (collectively referred to as "parts and service"); and (iv) the arrangement of third-party vehicle financing and the sale of a number of vehicle protection products. F&I products are offered by dealerships to customers in connection with the purchase of vehicles through either TCA or independent third parties. We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and our F&I business based on F&I gross profit per vehicle sold. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
Our dealerships gross profit margin varies with our revenue mix. Historically, the sales of new vehicles generally results in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase. However, recently, new vehicle gross profit margins have been above historical levels and higher than used vehicle gross margins as a result of inventory disruptions caused primarily by a shortage of semiconductor chips required in the vehicle assembly process.
Our TCA segment revenues, reflected in F&I revenue, net, are derived from the sale of various vehicle protection products including vehicle service contracts, GAP, prepaid maintenance contracts, and appearance protection contracts. These products are sold through company-owned dealerships. TCA's F&I revenues also include investment gains or losses and income earned associated with the performance of TCA's investment portfolio.
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
Selling, general, and administrative ("SG&A") expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions) or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a per vehicle retailed ("PVR") basis, and all other SG&A expenses in the aggregate as a percentage of total gross profit. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.

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
Larry H. Miller Acquisition
On December 17, 2021, the Company completed the acquisition of the businesses of the Larry H. Miller ("LHM") Dealerships and TCA (collectively, the "LHM acquisition"), thereby acquiring 54 new vehicle dealerships, seven used cars stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA business for a total purchase price of $3.48 billion. The purchase price was financed through a combination of cash, debt, including senior notes, real estate facilities, new and used vehicle floor plan facilities and the proceeds from the issuance of common stock.
Clicklane
As part of our omni-channel strategy, we implemented Clicklane, the automotive retail industry’s first, end-to-end, 100% online vehicle retail tool, which offers our customers a convenient, seamless and transparent approach to purchase and sell vehicles completely online. Our Clicklane platform provides our customers with the ability to (i) select a new or used vehicle, (ii) arrange for and obtain financing from a variety of lenders, (iii) obtain an offer on their trade-in vehicle, (iv) obtain an exact pay-off amount on any existing loan on a trade-in vehicle, (v) select and purchase F&I products designed for the customer’s vehicle and then (vi) complete the vehicle purchase and financing by signing the transaction documents and scheduling in-store pickup or home delivery, with each step performed entirely online. We have implemented Clicklane across all of our stores. The 2021 acquisitions have extended our footprint across seven western U.S. states including Arizona, California, Idaho, New Mexico, Colorado, Utah, and Washington.
Financial Highlights
Highlights related to our financial condition and results of operations include the following:

•Consolidated revenue for the year ended December 31, 2022 increased to $15.43 billion, compared to $9.84 billion for the prior year.
•Consolidated gross profit for the year ended December 31, 2022 increased to $3.10 billion, compared to $1.90 billion for the prior year.
•The increase in consolidated revenue and gross profit is primarily due to the inclusion of a full year of results related to our acquisitions that were completed in December 2021.
•During the year ended December 31, 2022, we completed the divestitures of sixteen dealerships and received $701.2 million in cash proceeds.
•Our capital allocation priorities were supported by share repurchases of approximately 1.6 million shares for $297.0 million during the year ended December 31, 2022.
•On January 26, 2023, our Board of Directors approved an increase in the Company’s common share repurchase authorization to $200.0 million.

CONSOLIDATED RESULTS OF OPERATIONS
The Company's full year results for 2022 include the results of the dealerships acquired in the fourth quarter of 2021. Accordingly, the significant increases in revenue, gross profit and income from operations for 2022 compared to 2021 are largely a result of these acquisitions.
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
The Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$7,365.6	$4,934.1	$2,431.5	49%
Used vehicle	5,197.1	3,315.6	1,881.4	57%
Parts and service	2,074.2	1,182.9	891.4	75%
Finance and insurance, net	797.0	405.1	391.9	97%
TOTAL REVENUE	15,433.8	9,837.7	5,596.2	57%
GROSS PROFIT:
New vehicle	844.0	490.5	353.5	72%
Used vehicle	353.2	288.3	64.9	22%
Parts and service	1,152.6	721.9	430.8	60%
Finance and insurance, net	750.7	401.5	349.2	87%
TOTAL GROSS PROFIT	3,100.6	1,902.2	1,198.4	63%
OPERATING EXPENSES:
Selling, general, and administrative	1,763.4	1,073.9	689.4	64%
Depreciation and amortization	69.0	41.9	27.1	65%
Other operating income, net	(4.4)	(5.4)	1.0	(19)%
INCOME FROM OPERATIONS	1,272.6	791.8	480.8	61%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	8.4	8.2	0.2	2%
Other interest expense, net	152.2	93.9	58.3	62%
Gain on dealership divestitures, net	(207.1)	(8.0)	(199.1)	NM
Total other (income) expenses, net	(46.5)	94.1	(140.6)	NM
INCOME BEFORE INCOME TAXES	1,319.1	697.7	621.4	89%
Income tax expense	321.8	165.3	156.5	95%
NET INCOME	$997.3	$532.4	$464.9	87%
Net income per common share—Diluted	$44.61	$26.49	$18.12	68%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2022	2021
REVENUE MIX PERCENTAGES:
New vehicles	47.7%	50.2%
Used retail vehicles	31.3%	31.1%
Used vehicle wholesale	2.4%	2.6%
Parts and service	13.4%	12.0%
Finance and insurance, net	5.2%	4.1%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	27.2%	25.8%
Used retail vehicles	11.2%	13.8%
Used vehicle wholesale	0.2%	1.4%
Parts and service	37.2%	38.0%
Finance and insurance, net	24.2%	21.1%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	20.1%	19.3%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	56.9%	56.5%
Total revenue during 2022 increased by $5.60 billion (57%) compared to 2021, due to a $2.43 billion (49%) increase in new vehicle revenue, a $1.88 billion (57%) increase in used vehicle revenue, a $891.4 million (75%) increase in parts and service revenue and a $391.9 million (97%) increase in F&I revenue.
The $1.20 billion (63%) increase in gross profit during 2022 was the result of a $353.5 million (72%) increase in new vehicle gross profit, a $64.9 million (22%) increase in used vehicle gross profit, a $430.8 million (60%) increase in parts and service gross profit and a $349.2 million (87%) increase in F&I gross profit. Our total gross profit margin increased 75 basis points from 19.3% in 2021 to 20.1% in 2022.
Income from operations during 2022 increased by $480.8 million (61%) compared to 2021, primarily due to a $1.20 billion (63%) increase in gross profit, partially offset by a 689.4 (64%) increase in selling, general, and administrative expenses and a $27.1 million (65%) increase in depreciation and amortization expenses.
Total other (income) expenses, net decreased by $140.6 million (149%) from expense of $94.1 million in 2021 to $46.5 million of income in 2022, primarily due to a $199.1 million increase in gain on dealership divestitures, partially offset by a $58.3 million increase in other interest expense, net, and a $0.2 million increase in floor plan interest expense. As a result, income before income taxes increased by $621.4 million (89%) to $1.32 billion in 2022. The $156.5 million (95%) increase in income tax expense was primarily attributable to the 89% increase in income before taxes and a 70 basis point increase in the 2022 effective tax rate. Overall, net income increased by $464.9 million (87%) from $532.4 million in 2021 to $997.3 million in 2022.

DEALERSHIP SEGMENT
New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$2,315.7	$2,183.0	$132.7	6%
Import	2,914.9	1,935.8	979.2	51%
Domestic	2,135.0	815.3	1,319.7	162%
Total new vehicle revenue	$7,365.6	$4,934.1	$2,431.5	49%
Gross profit:
Luxury	$293.0	$241.1	$51.9	22%
Import	338.7	175.3	163.4	93%
Domestic	212.3	74.1	138.2	187%
Total new vehicle gross profit	$844.0	$490.5	$353.5	72%
New vehicle units:
Luxury	33,904	34,648	(744)	(2)%
Import	78,388	58,413	19,975	34%
Domestic	38,887	16,849	22,038	131%
Total new vehicle units	151,179	109,910	41,269	38%

Same Store:
Revenue:
Luxury	$1,919.4	$2,031.4	$(112.0)	(6)%
Import	1,532.2	1,739.1	(207.0)	(12)%
Domestic	563.7	652.5	(88.8)	(14)%
Total new vehicle revenue	$4,015.2	$4,423.0	$(407.8)	(9)%
Gross profit:
Luxury	$239.1	$225.4	$13.7	6%
Import	178.5	156.2	22.3	14%
Domestic	52.8	57.6	(4.8)	(8)%
Total new vehicle gross profit	$470.4	$439.2	$31.2	7%
New vehicle units:
Luxury	27,920	32,005	(4,085)	(13)%
Import	42,179	52,719	(10,540)	(20)%
Domestic	10,799	13,591	(2,792)	(21)%
Total new vehicle units	80,898	98,315	(17,417)	(18)%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
As Reported:
Revenue per new vehicle sold	$48,721	$44,892	$3,829	9%
Gross profit per new vehicle sold	$5,583	$4,462	$1,120	25%
New vehicle gross margin	11.5%	9.9%	1.5%

Luxury:
Gross profit per new vehicle sold	$8,642	$6,958	$1,684	24%
New vehicle gross margin	12.7%	11.0%	1.6%
Import:
Gross profit per new vehicle sold	$4,320	$3,001	$1,319	44%
New vehicle gross margin	11.6%	9.1%	2.6%
Domestic:
Gross profit per new vehicle sold	$5,460	$4,397	$1,063	24%
New vehicle gross margin	9.9%	9.1%	0.9%

Same Store:
Revenue per new vehicle sold	$49,633	$44,988	$4,645	10%
Gross profit per new vehicle sold	$5,815	$4,468	$1,348	30%
New vehicle gross margin	11.7%	9.9%	1.8%

Luxury:
Gross profit per new vehicle sold	$8,563	$7,041	$1,522	22%
New vehicle gross margin	12.5%	11.1%	1.4%
Import:
Gross profit per new vehicle sold	$4,233	$2,964	$1,269	43%
New vehicle gross margin	11.7%	9.0%	2.7%
Domestic:
Gross profit per new vehicle sold	$4,892	$4,241	$652	15%
New vehicle gross margin	9.4%	8.8%	0.5%
New vehicle revenue increased by $2.43 billion (49%), as a result of a 38% increase in new vehicle unit sales and a 9% increase in revenue per new vehicle sold. Same store new vehicle revenue decreased by $407.8 million (9%) as a result of a 18% decrease in new vehicle units sold offset by a 10% increase in revenue per new vehicle sold.
New vehicle gross profit increased by $353.5 million (72%) as a result of a 25% increase in gross profit per new vehicle sold and a 38% increase in unit volumes. Same store new vehicle gross profit increased by $31.2 million (7%) in 2022, as a result of a 30% increase in gross profit per new vehicle sold partially offset by a 18% decrease in unit volumes. Same store new vehicle gross margin increased 179 basis points to 11.7% in 2022, primarily as a result of supply challenges for much of 2022 caused by a global semi-conductor shortage which led to manufacturer production challenges. We finished 2022 with a 26 day supply of new vehicle inventory which is below our targeted days supply primarily as a result of these manufacturer production challenges.

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$4,828.8	$3,055.9	$1,772.8	58%
Used vehicle wholesale revenue	368.3	259.7	108.6	42%
Used vehicle revenue	$5,197.1	$3,315.6	$1,881.4	57%
Gross profit:
Used vehicle retail gross profit	$347.1	$262.0	$85.1	32%
Used vehicle wholesale gross profit	6.2	26.4	(20.2)	(77)%
Used vehicle gross profit	$353.2	$288.3	$64.9	22%
Used vehicle retail units:
Used vehicle retail units	151,464	105,206	46,258	44%

Same Store:
Revenue:
Used vehicle retail revenue	$2,988.0	$2,761.1	$226.9	8%
Used vehicle wholesale revenue	154.3	232.4	(78.1)	(34)%
Used vehicle revenue	$3,142.3	$2,993.6	$148.7	5%
Gross profit:
Used vehicle retail gross profit	$190.6	$238.0	$(47.4)	(20)%
Used vehicle wholesale gross profit	1.6	24.5	(22.8)	(93)%
Used vehicle gross profit	$192.3	$262.5	$(70.2)	(27)%
Used vehicle retail units:
Used vehicle retail units	91,433	94,336	(2,903)	(3)%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
As Reported:
Revenue per used vehicle retailed	$31,881	$29,047	$2,833	10%
Gross profit per used vehicle retailed	$2,291	$2,490	$(199)	(8)%
Used vehicle retail gross margin	7.2%	8.6%	(1.4)%

Same Store:
Revenue per used vehicle retailed	$32,679	$29,269	$3,411	12%
Gross profit per used vehicle retailed	$2,085	$2,523	$(438)	(17)%
Used vehicle retail gross margin	6.4%	8.6%	(2.2)%
Used vehicle revenue increased by $1.88 billion (57%), due to a $1.77 billion (58%) increase in used retail revenue and a $108.6 million (42%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $148.7 million (5%) due to an $226.9 million (8%) increase in used vehicle retail revenue, partially offset by a $78.1 million (34%) decrease in used vehicle wholesale revenue.
In 2022, total Company and same store used vehicle retail gross profit margins both decreased 139 and 224 basis points to 7.2% and 6.4%, respectively. We attribute the decreases in used vehicle retail gross profit margin to a softening in the used vehicle market, which was at record highs in 2021 as a result of new vehicle inventory shortages caused by semiconductor supply chain issues and COVID-19 disruptions.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 27 days of supply as of December 31, 2022.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions)
As Reported:
Parts and service revenue	$2,107.5	$1,184.3	$923.3	78%
Parts and service gross profit:
Customer pay	724.8	434.2	290.6	67%
Warranty	142.4	98.0	44.4	45%
Wholesale parts	79.4	34.3	45.1	132%
Parts and service gross profit, excluding reconditioning and preparation	946.7	566.5	380.2	67%
Parts and service gross margin, excluding reconditioning and preparation	44.9%	47.8%	(2.9)%
Reconditioning and preparation *	221.1	153.6	67.5	44%
Total parts and service gross profit	$1,167.8	$720.1	$447.7	62%

Same Store:
Parts and service revenue	$1,181.8	$1,055.5	$126.3	12%
Parts and service gross profit:
Customer pay	450.3	390.3	60.1	15%
Warranty	82.5	88.2	(5.7)	(7)%
Wholesale parts	32.9	29.7	3.2	11%
Parts and service gross profit, excluding reconditioning and preparation	565.7	508.1	57.5	11%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	48.1%	(0.3)%
Reconditioning and preparation *	141.6	137.6	4.0	3%
Total parts and service gross profit	$707.3	$645.7	$61.6	10%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying consolidated statements of income upon the sale of the vehicle.
The $923.3 million (78%) increase in parts and service revenue was due to a $568.1 million (70%) increase in customer pay revenue, a $270.2 million (143%) increase in wholesale parts revenue, and a $85.0 million (47%) increase in warranty revenue. Same store parts and service revenue increased $126.3 (12%) from $1.06 billion in 2021 to $1.18 billion in 2022. The increase in same store parts and service revenue was due to a $108.7 million (15%) increase in customer pay revenue and a $26.8 million (17%) increase in wholesale parts revenue, partially offset by a $9.1 million (6%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $380.2 million (67%) to $946.7 and same store gross profit, excluding reconditioning and preparation, increased by $57.5 million (11%) to $565.7 million. The $57.5 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $60.1 million (15%) increase in customer pay gross profit, and a 3.2 million (11%) increase in wholesale parts gross profit, partially offset by a $5.7 million (7%) decrease in warranty gross profit. As a result of the shortage of new vehicle inventory, many customers have elected to keep their current vehicles longer which has generated additional customer pay and wholesale parts gross profit for the parts and service departments.

Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net	$670.9	$402.7	$268.2	67%
Finance and insurance, net per vehicle sold	$2,217	$1,872	$345	18%

Same Store:
Finance and insurance, net	$403.0	$362.7	$40.4	11%
Finance and insurance, net per vehicle sold	$2,339	$1,883	$456	24%
F&I revenue, net increased by $268.2 million (67%) in 2022 when compared to 2021 primarily as a result of a 41% increase in new and used retail unit sales and an 18% increase in F&I per vehicle retailed.
On a same store basis F&I revenue, net increased by $40.4 million (11%) in 2022 when compared to 2021 primarily as a result of a 24% increase in F&I per vehicle retailed, partially offset by a 11% decrease in new and used retail unit sales.
During 2022 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
TCA SEGMENT

	For the Year Ended December 31,
	2022			2021
	As Reported	Dealership Inter-company Eliminations	TCA After Dealership Eliminations	As Reported	Dealership Inter-company Eliminations	TCA After Dealership Eliminations
	(Dollars in millions)
Finance and insurance, revenue	$245.8	$(119.8)	$126.0	$12.0	$(9.6)	$2.3
Finance and insurance, cost of sales	$191.9	$(145.7)	$46.3	$6.4	$(2.8)	$3.6
Finance and insurance, gross profit	$53.8	$25.9	$79.7	$5.5	$(6.8)	$(1.3)
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the year ended December 31, 2022, TCA generated $245.8 million of revenue, consisting primarily of earned premium partially offset by a loss of $8.0 million in the investment portfolio.
Direct expenses paid for the acquisition of contracts on which revenue has been received but not yet earned have been deferred and are amortized over the related contract period. During the year ended December 31, 2022, TCA recorded $191.9 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
As we continue to integrate TCA, we expect a rollout of TCA products to our remaining stores by the end of 2023. With the ownership of TCA, while the overall profitability of the transaction is higher, the timing of revenue and cost recognition is deferred and amortized over the life of the contract. We expect that this rollout will result in lower F&I revenue and gross profit over the next two to three years.

CONSOLIDATED
Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2022	% of Gross Profit	2021	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$938.2	30.3%	$539.7	28.4%	$398.5	1.9%
Sales compensation	289.8	9.3%	190.8	10.0%	99.0	(0.7)%
Share-based compensation	20.6	0.7%	16.2	0.9%	4.4	(0.2)%
Outside services	192.2	6.2%	110.6	5.8%	81.6	0.4%
Advertising	50.1	1.6%	30.7	1.6%	19.4	—%
Rent	44.8	1.4%	37.6	2.0%	7.2	(0.5)%
Utilities	31.3	1.0%	18.8	1.0%	12.5	—%
Insurance	25.2	0.8%	22.5	1.2%	2.7	(0.4)%
Other	171.3	5.5%	107.1	5.6%	64.2	(0.1)%
Selling, general, and administrative expense	$1,763.4	56.9%	$1,073.9	56.5%	$689.4	0.4%
Gross profit	$3,100.6		$1,902.2

Same Store:
Personnel costs	$515.6	29.1%	$485.7	28.4%	$29.9	0.7%
Sales compensation	170.5	9.6%	172.8	10.1%	(2.3)	(0.5)%
Share-based compensation	20.6	1.2%	16.2	0.9%	4.4	0.2%
Outside services	113.2	6.4%	101.6	5.9%	11.6	0.4%
Advertising	20.6	1.2%	25.0	1.5%	(4.4)	(0.3)%
Rent	33.7	1.9%	37.5	2.2%	(3.8)	(0.3)%
Utilities	18.6	1.0%	17.0	1.0%	1.6	0.1%
Insurance	10.6	0.6%	18.7	1.1%	(8.1)	(0.5)%
Other	104.9	5.9%	104.1	6.1%	0.9	(0.2)%
Selling, general, and administrative expense	$1,008.4	56.9%	$978.6	57.2%	$29.8	(0.4)%
Gross profit	$1,773.0		$1,710.1
SG&A expense as a percentage of gross profit increased 41 basis points from 56.5% in 2021 to 56.9% in 2022. Same store SG&A expense as a percentage of gross profit decreased 35 basis points from 57.2% in 2021 to 56.9% in 2022. The decrease in SG&A as a percentage of gross profit is primarily the result of higher gross profits earned across our Dealership segment, as well as maintaining expense discipline, particularly in personnel costs, with enhanced productivity of our team members. With respect to the TCA F&I products sold at our dealerships, sales compensation expense is reduced for commission costs that are capitalized and recognized over the life of the contract.
Depreciation and Amortization Expense —
The $27.1 million (65%) increase in depreciation and amortization expense during 2022 compared to 2021, was primarily the result of depreciation associated with dealership acquisitions during 2021 and additional assets placed into service during 2022.
Floor Plan Interest Expense —
Floor plan interest expense increased by $0.2 million (2%) to $8.4 million during 2022 compared to $8.2 million during 2021.

Other Interest Expense —
Other interest expense increased $58.3 million (62%) from $93.9 million in 2021 to $152.2 million in 2022. The increase is due to having a full year of interest expense in 2022 in connection with acquisition-related financing that we entered into during the fourth quarter of 2021.
Gain on Dealership Divestitures —
During the year ended December 31, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Colorado, two franchises (two dealership locations) in Spokane, Washington, one franchise (one dealership location) in Albuquerque, New Mexico and 11 franchises (nine dealership locations) and two collision centers in North Carolina. The Company recorded a net pre-tax gain totaling $207.1 million.
During the year ended December 31, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market. The Company recorded a pre-tax gain totaling $8.0 million.
Income Tax Expense —
The $156.5 million (95%) increase in income tax expense was the result of a $621.4 million (89%) increase in income before income taxes. Our effective tax rate increased 70 basis points from 23.7% in 2021 to 24.4% in 2022. The increase in our effective tax rate was primarily due to the apportionment of income to states with higher tax rates we began doing business in as a result of the acquisitions made during the fourth quarter of 2021. We are forecasting our 2023 effective tax rate to be approximately 24.5%.
Refer to Note 16 "Income Taxes" for additional information regarding income taxes.

CONSOLIDATED RESULTS OF OPERATIONS
The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$4,934.1	$3,767.4	$1,166.7	31%
Used vehicle	3,315.6	2,169.5	1,146.1	53%
Parts and service	1,182.9	889.8	293.1	33%
Finance and insurance, net	405.1	305.1	100.0	33%
TOTAL REVENUE	9,837.7	7,131.8	2,705.9	38%
GROSS PROFIT:
New vehicle	490.5	218.5	272.0	124%
Used vehicle	288.3	156.6	131.7	84%
Parts and service	721.9	543.2	178.7	33%
Finance and insurance, net	401.5	305.1	96.4	32%
TOTAL GROSS PROFIT	1,902.2	1,223.4	678.7	55%
OPERATING EXPENSES:
Selling, general, and administrative	1,073.9	781.9	292.0	37%
Depreciation and amortization	41.9	38.5	3.4	9%
Franchise rights impairment	—	23.0	(23.0)	(100)%
Other operating (income) expenses, net	(5.4)	9.2	(14.6)	(159)%
INCOME FROM OPERATIONS	791.8	370.8	420.9	114%
OTHER EXPENSES (INCOME):
Floor plan interest expense	8.2	17.7	(9.5)	(54)%
Other interest expense, net	93.9	56.8	37.2	65%
Loss on extinguishment of long-term debt, net	—	20.6	(20.6)	(100)
Gain on dealership divestitures, net	(8.0)	(62.3)	54.3	(87)
Total other expenses, net	94.1	32.7	61.4	188%
INCOME BEFORE INCOME TAXES	697.7	338.1	359.6	106%
Income tax expense	165.3	83.8	81.6	97%
NET INCOME	$532.4	$254.4	$278.0	109%
Net income per common share—Diluted	$26.49	$13.18	$13.31	101%

	For the Year Ended December 31,
	2021	2020
REVENUE MIX PERCENTAGES:
New vehicles	50.2%	52.8%
Used retail vehicles	31.1%	27.1%
Used vehicle wholesale	2.6%	3.4%
Parts and service	12.0%	12.5%
Finance and insurance, net	4.1%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	25.8%	17.9%
Used retail vehicles	13.8%	11.9%
Used vehicle wholesale	1.4%	0.9%
Parts and service	38.0%	44.4%
Finance and insurance, net	21.1%	24.9%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	19.3%	17.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	56.5%	63.9%
Total revenue during 2021 increased by $2.71 billion (38%) compared to 2020, due to a $1.17 billion (31%) increase in new vehicle revenue, $1.15 billion (53%) increase in used vehicle revenue, a $293.1 million (33%) increase in parts and service revenue and a $100.0 million (33%) increase in F&I revenue.
The $678.7 million (55%) increase in gross profit during 2021 was the result of a $272.0 million (124%) increase in new vehicle gross profit, a $131.7 million (84%) increase in used vehicle gross profit, a $178.7 million (33%) increase in parts and service gross profit and a $96.4 million (32%) increase in F&I gross profit. Our total gross profit margin increased 210 basis points from 17.2% in 2020 to 19.3% in 2021.
Income from operations during 2021 increased by $420.9 million (114%) compared to 2020, primarily due to a $678.7 million (55%) increase in gross profit, a $23.0 million decrease in franchise rights impairment, a $14.6 million decrease in other operating expenses, net partially offset by a $292.0 million (37%) increase in selling, general, and administrative expenses and a $3.4 million (9%) increase in depreciation and amortization expenses.
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

DEALERSHIP SEGMENT
New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$2,183.0	$1,450.1	$732.9	51%
Import	1,935.8	1,550.5	385.2	25%
Domestic	815.3	766.7	48.6	6%
Total new vehicle revenue	$4,934.1	$3,767.4	$1,166.7	31%
Gross profit:
Luxury	$241.1	$113.7	$127.4	112%
Import	175.3	59.7	115.6	194%
Domestic	74.1	45.1	29.0	64%
Total new vehicle gross profit	$490.5	$218.5	$272.0	124%
New vehicle units:
Luxury	34,648	25,259	9,389	37%
Import	58,413	52,201	6,212	12%
Domestic	16,849	17,705	(856)	(5)%
Total new vehicle units	109,910	95,165	14,745	15%

Same Store:
Revenue:
Luxury	$1,597.4	$1,409.3	$188.1	13%
Import	1,847.6	1,534.8	312.8	20%
Domestic	730.2	734.8	(4.6)	(1)%
Total new vehicle revenue	$4,175.2	$3,678.9	$496.3	13%
Gross profit:
Luxury	$175.2	$110.6	$64.6	58%
Import	163.8	59.4	104.4	176%
Domestic	64.8	43.2	21.6	50%
Total new vehicle gross profit	$403.8	$213.2	$190.6	89%
New vehicle units:
Luxury	25,647	24,526	1,121	5%
Import	56,227	51,698	4,529	9%
Domestic	15,316	17,009	(1,693)	(10)%
Total new vehicle units	97,190	93,233	3,957	4%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per new vehicle sold	$44,892	$39,588	$5,304	13%
Gross profit per new vehicle sold	$4,462	$2,296	$2,166	94%
New vehicle gross margin	9.9%	5.8%	4.1%

Luxury:
Gross profit per new vehicle sold	$6,958	$4,502	$2,456	55%
New vehicle gross margin	11.0%	7.8%	3.2%
Import:
Gross profit per new vehicle sold	$3,001	$1,144	$1,857	162%
New vehicle gross margin	9.1%	3.9%	5.2%
Domestic:
Gross profit per new vehicle sold	$4,397	$2,546	$1,851	73%
New vehicle gross margin	9.1%	5.9%	3.2%

Same Store:
Revenue per new vehicle sold	$42,959	$39,459	$3,500	9%
Gross profit per new vehicle sold	$4,155	$2,287	$1,868	82%
New vehicle gross margin	9.7%	5.8%	3.9%

Luxury:
Gross profit per new vehicle sold	$6,831	$4,510	$2,321	51%
New vehicle gross margin	11.0%	7.8%	3.2%
Import:
Gross profit per new vehicle sold	$2,913	$1,149	$1,764	154%
New vehicle gross margin	8.9%	3.9%	5.0%
Domestic:
Gross profit per new vehicle sold	$4,231	$2,540	$1,691	67%
New vehicle gross margin	8.9%	5.9%	3.0%
New vehicle revenue increased by $1.17 billion (31%), as a result of a 15% increase in new vehicle unit sales and a 13% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $496.3 million (13%) as a result of a 4% increase in new vehicle units sold and a 9% increase in revenue per new vehicle sold.
Same store new vehicle gross profit in 2021 increased by $190.6 million (89%), as a result of an 82% increase in gross profit per new vehicle sold and a 4% increase in unit volumes. Same store new vehicle gross margin increased 390 basis points to 9.7% in 2021, primarily as a result of a supply shortage for much of 2021 caused by manufacturer production challenges caused by the semi-conductor shortage and the COVID-19 pandemic. We finished 2021 with an eight day supply of new vehicle inventory which is below our targeted day supply primarily as a result of these manufacturer production challenges.

Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$3,055.9	$1,930.0	$1,125.9	58%
Used vehicle wholesale revenue	259.7	239.5	20.2	8%
Used vehicle revenue	$3,315.6	$2,169.5	$1,146.1	53%
Gross profit:
Used vehicle retail gross profit	$262.0	$145.3	$116.7	80%
Used vehicle wholesale gross profit	26.4	11.4	15.0	132%
Used vehicle gross profit	$288.3	$156.6	$131.7	84%
Used vehicle retail units:
Used vehicle retail units	105,206	80,537	24,669	31%

Same Store:
Revenue:
Used vehicle retail revenue	$2,621.9	$1,872.1	$749.8	40%
Used vehicle wholesale revenue	175.1	235.2	(60.1)	(26)%
Used vehicle revenue	$2,797.0	$2,107.3	$689.7	33%
Gross profit:
Used vehicle retail gross profit	$226.5	$141.9	$84.6	60%
Used vehicle wholesale gross profit	18.9	11.4	7.5	66%
Used vehicle gross profit	$245.4	$153.3	$92.1	60%
Used vehicle retail units:
Used vehicle retail units	93,803	78,144	15,659	20%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
As Reported:
Revenue per used vehicle retailed	$29,047	$23,964	$5,083	21%
Gross profit per used vehicle retailed	$2,490	$1,804	$686	38%
Used vehicle retail gross margin	8.6%	7.5%	1.1%

Same Store:
Revenue per used vehicle retailed	$27,951	$23,957	$3,994	17%
Gross profit per used vehicle retailed	$2,415	$1,816	$599	33%
Used vehicle retail gross margin	8.6%	7.6%	1.0%
Used vehicle revenue increased by $1.15 billion (53%), due to a $1.13 billion (58%) increase in used retail revenue and a $20.2 million (8%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $689.7 million (33%) due to an $749.8 million (40%) increase in used vehicle retail revenue, partially offset by a $60.1 million (26%) decrease in used vehicle wholesale revenue.
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
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,184.3	$889.8	$294.5	33%
Parts and service gross profit:
Customer pay	434.2	310.6	123.5	40%
Warranty	98.0	92.8	5.2	6%
Wholesale parts	34.3	22.1	12.2	55%
Parts and service gross profit, excluding reconditioning and preparation	566.5	425.5	141.0	33%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.8%	—%
Reconditioning and preparation *	153.6	117.7	35.9	31%
Total parts and service gross profit	$720.1	$543.2	$176.9	33%

Same Store:
Parts and service revenue	$994.5	$867.8	$126.7	15%
Parts and service gross profit:
Customer pay	363.0	303.2	59.8	20%
Warranty	78.4	90.2	(11.8)	(13)%
Wholesale parts	28.7	21.6	7.1	33%
Parts and service gross profit, excluding reconditioning and preparation	470.1	415.0	55.1	13%
Parts and service gross margin, excluding reconditioning and preparation	47.3%	47.8%	(0.5)%
Reconditioning and preparation *	135.8	114.7	21.1	18%
Total parts and service gross profit	$605.9	$529.7	$76.2	14%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying consolidated statements of income upon the sale of the vehicle.
The $294.5 million (33%) increase in parts and service revenue was due to a $218.7 million (37%) increase in customer pay revenue, a $65.8 million (54%) increase in wholesale parts revenue and a $10.0 million (6%) increase in warranty revenue. Same store parts and service revenue increased $126.7 million (15%) from $867.8 million in 2020 to $994.5 million in 2021. The increase in same store parts and service revenue was due to a $103.7 million (18%) increase in customer pay revenue and a $41.7 million (35%) increase in wholesale parts revenue, partially offset by a $18.7 million (11%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $141.0 million (33%) to $566.5 million and same store gross profit, excluding reconditioning and preparation, increased by $55.1 million (13%) to $470.1 million. The $55.1 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $59.8 million (20%) increase in customer pay gross profit, a $7.1 million (33%) increase in wholesale parts gross profit, partially offset by an $11.8 million (13%) decrease in warranty gross profit. The parts and service business was negatively impacted by the COVID-19 pandemic in 2020 but has since recovered to pre-pandemic levels. In addition, the shortage of new vehicle inventory has increased demand for used vehicles which in turn has generated additional reconditioning and preparation gross profit for the parts and service departments.

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
On a same store basis F&I revenue, net increased by $64.9 million (22%) in 2021 when compared to 2020 primarily as a result of a 11% decrease in new and used retail unit sales and a 9% increase in F&I per vehicle retailed.
During 2021 we continued to benefit from a favorable consumer lending environment, which allowed more of our customers to take advantage of a broader array of F&I products and our continued focus on improving the F&I results at our lower-performing stores through our F&I training programs.
TCA SEGMENT

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2021	2020
	(Dollars in millions)

Finance and insurance, revenue	$12.0	$—	$12.0	N/A
Finance and insurance, cost of sales	$6.4	$—	$6.4	N/A
Finance and insurance, gross profit	$5.5	$—	$5.5	N/A
During the 15-day period the Company owned TCA in December 2021, TCA generated $12.0 million of revenue, consisting of both earned premium and investment income.
During the 15-day period the Company owned TCA in December 2021, TCA recorded $6.4 million of cost of sales consisting primarily of claims expense.

CONSOLIDATED
Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2021	% of Gross Profit	2020	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$539.7	28.4%	$386.5	31.6%	$153.1	(3.2)%
Sales compensation	190.8	10.0%	121.4	9.9%	69.3	0.1%
Share-based compensation	16.2	0.9%	12.6	1.0%	3.6	(0.2)%
Outside services	110.6	5.8%	82.9	6.8%	27.7	(1.0)%
Advertising	30.7	1.6%	25.5	2.1%	5.2	(0.5)%
Rent	37.6	2.0%	32.2	2.6%	5.5	(0.7)%
Utilities	18.8	1.0%	15.8	1.3%	3.0	(0.3)%
Insurance	22.5	1.2%	16.7	1.4%	5.8	(0.2)%
Other	107.1	5.6%	88.2	7.2%	18.9	(1.6)%
Selling, general, and administrative expense	$1,073.9	56.5%	$781.9	63.9%	$292.0	(7.5)%
Gross profit	$1,902.2		$1,223.4

Same Store:
Personnel costs	$460.9	28.5%	$377.5	31.6%	$83.4	(3.1)%
Sales compensation	167.5	10.3%	118.5	9.9%	49.0	0.4%
Share-based compensation	16.2	1.0%	12.6	1.1%	3.6	(0.1)%
Outside services	97.1	6.0%	80.3	6.7%	16.8	(0.7)%
Advertising	25.8	1.6%	24.2	2.0%	1.6	(0.4)%
Rent	37.5	2.3%	32.0	2.7%	5.5	(0.4)%
Utilities	16.0	1.0%	15.3	1.3%	0.7	(0.3)%
Insurance	18.2	1.1%	15.7	1.3%	2.5	(0.2)%
Other	92.0	5.7%	86.8	7.2%	5.2	(1.5)%
Selling, general, and administrative expense	$931.2	57.5%	$762.9	63.8%	$168.3	(6.3)%
Gross profit	$1,619.1		$1,195.3
SG&A expense as a percentage of gross profit decreased 750 basis points from 63.9% in 2020 to 56.5% in 2021. Same store SG&A expense as a percentage of gross profit decreased 630 basis points from 63.8% in 2020 to 57.5% in 2021. The decrease in SG&A as a percentage of gross profit is primarily the result of higher gross profits earned across our Dealerships segments, as well as maintaining expense discipline, particularly in personnel costs, with enhanced productivity of our team members.
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

Other Operating Expenses (Income), net —
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
Floor Plan Interest Expense —
Floor plan interest expenses decreased by $9.5 million (54%) to $8.2 million during 2021 compared to $17.7 million during 2020, as a result of lower new vehicle inventory levels during 2021 caused by production issues related to the semiconductor shortage and COVID-19.
Other Interest Expense —
Other interest expense increased $37.2 million (65%) from $56.8 million in 2020 to $93.9 million in 2021. In 2021, we incurred approximately $27.5 million in bridge commitment fees related to our acquisition of LHM and TCA. During 2021, we also incurred additional interest expense related to our $800.0 million 2029 Notes (as defined below) and $600.0 million 2032 Notes (as defined below) issued in November 2021, the proceeds of which were also used to finance recent acquisitions. In addition, we incurred interest expense in connection with the 2021 BofA Real Estate Facility, the proceeds of which was used to finance the acquisition of previously leased Park Place Dealership premises.
Gain on Dealership Divestitures —
During the year ended December 31, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market. The Company recorded a pre-tax gain totaling $8.0 million.
During the year ended December 31, 2020, we sold two franchises (two dealership locations) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and one franchise (one dealership location) in the Greenville, South Carolina market. The Company recorded a pre-tax gain totaling $62.3 million.
Income Tax Expense —
The $81.6 million (97%) increase in income tax expense was the result of a $359.6 million (106%) increase in income before income taxes. Our effective tax rate decreased 110 basis points from 24.8% in 2020 to 23.7% in 2021. The decrease in our effective tax rate was primarily due to decreases in state rates in jurisdictions in which the Company has significant activity.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2022, we had total available liquidity of $1.54 billion, which consisted of cash and cash equivalents of $181.6 million (excluding $53.7 million held by TCA), available funds in our floor plan offset accounts of $691.0 million of which $627.8 million is offset against new vehicle floor plan notes payable and $63.2 million is netted against loaner vehicle notes payable, $437.3 million of availability under our revolving credit facility (of which $389.0 million is under our new vehicle floorplan facility that is able to be converted to a revolving credit facility), and $230.6 million of availability under our used vehicle revolving floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of December 31, 2022, these financial covenants did not further limit our availability under our other credit facilities. For more information on our financial covenants, see "Covenants and Defaults" and "Share Repurchases and Dividend Restrictions" below.
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
Revolving Credit Facility—A $450.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As of December 31, 2022, we converted $389.0 million of availability from the Revolving Credit facility to the New Vehicle Floor Plan Facility (as defined below), resulting in $61.0 million of borrowing capacity. In addition, as of December 31, 2022, we had $12.7 million in outstanding letters of credit, resulting in $48.3 million of borrowing availability. We began the year with $169.0 million drawn on our revolving credit facility. During the year ended December 31, 2022, we had additional borrowings of $330.0 million and $499.0 million in repayments, resulting in no outstanding borrowing as of December 31, 2022.
New Vehicle Floor Plan Facility—A $1.75 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of this floor plan offset account, we experienced a reduction in Floor plan interest expense on our consolidated statements of income. As of December 31, 2022, we had $679.6 million outstanding under the New Vehicle Floor Plan Facility, which includes $2.8 million classified as liabilities associated with assets held for sale and $63.2 million classified in loaner vehicles notes payable which is included in accounts payable and accrued liabilities in our consolidated balance sheets. As of December 31, 2022, we held $777.6 million in the floor plan notes payable offset account of which $100.8 million was reflected within cash and cash equivalents and $63.2 million was shown as an offset to loaner vehicles notes payable which is included in accounts payable and accrued liabilities in the consolidated balance sheets.
Used Vehicle Floor Plan Facility—A $350.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for working capital and capital expenditures, as well as to refinance used vehicles. We began the year with $294.0 million drawn on our Used Vehicle Floor Plan Facility. As of December 31, 2022, we had additional borrowings of $200.0 million and $494.0 million in repayments resulting in no outstanding borrowings as of December 31, 2022. Our borrowing capacity under the Used

Vehicle Floor Plan Facility was $230.6 million based on our borrowing base calculation as of December 31, 2022.
Subject to compliance with certain conditions, the 2019 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $350.0 million in the aggregate without lender consent.
At our option, we have the ability to re-designate a portion of our availability under the Revolving Credit Facility to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility. The maximum amount we are allowed to re-designate is determined based on aggregate commitments under the Revolving Credit Facility, less $50.0 million. In addition, we are able to re-designate any amounts moved to the New Vehicle Floor Plan Facility or the Used Vehicle Floor Plan Facility back to the Revolving Credit Facility. As of December 31, 2022, $389.0 million of availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility. We re-designated this amount to take advantage of the lower commitment fee rates on the New Vehicle Floor Plan Facility when compared to the Revolving Credit Facility.
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
On May 25, 2022, the Company and certain of its subsidiaries entered into the fourth amendment to the 2019 Senior Credit Facility with Bank of America, as administrative agent, and the other lenders party thereto, to replace the benchmark reference rate of LIBOR to Secured Overnight Financing Rate ("SOFR"). See Note 14 "Debt" for further details.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2022, we had $51.0 million, which is net of $14.2 million in our floor plan offset account, outstanding under our floor plan facility. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
•2029 and 2032 Senior Notes—On November 19, 2021, the Company completed its offering of $800.0 million aggregate principal amount of 4.625% senior notes due 2029 (the "2029 Senior Notes") and $600.0 million aggregate principal amount of 5.000% senior notes due 2032 (the "2032 Senior Notes"). The 2029 Senior Notes and 2032 Senior Notes mature on November 15, 2024 and February 15, 2032, respectively. Interest is payable semiannually, on November 15 and May 15 of each year. The 2029 Senior Notes and the 2032 Senior Notes were offered, together with additional borrowings and cash on hand, to (i) fund the LHM Acquisition and (ii) pay related fees and expenses.
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
•2028 and 2030 Senior Notes—On February 19, 2020, the Company completed its offering of senior unsecured notes, consisting of $525.0 million aggregate principal amount of the Existing 2028 Notes and $600.0 million aggregate principal amount of the Existing 2030 Notes. The 2028 Notes and 2030 Notes mature on March 1, 2028 and March 1, 2030, respectively. Interest is payable semiannually, on March 1 and September 1 of each year. The 2028 Notes and the 2030 Notes were offered, together with additional borrowings and cash on hand, to (i) fund the acquisition of substantially all of the assets of Park Place, (ii) redeem all of our outstanding $600.0 million aggregate principal amount of 6.0% Senior Subordinated Notes due 2024 (the "6.0% Notes") and (iii) pay fees and expenses.
On March 24, 2020, the Company redeemed $245.0 million aggregate principal million of the 2028 Notes and $280.0 million aggregate principal amount of the 2030 Notes pursuant to a special mandatory redemption.
In September 2020, the Company completed an add-on issuance of $250.0 million aggregate principal amount of additional senior notes consisting of $125.0 million aggregate principal amount of additional 2028 Notes at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional 2030 Notes (together with the additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020 (the "September 2020 Offering"). After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from the September 2020 Offering. The $3.5 million premium paid by the initial purchasers of the Additional Notes was recorded as a component of long-term debt on our consolidated balance sheets and is being amortized as a reduction of interest expense over the remaining term of the Notes. The proceeds of the September 2020 Offering were used to redeem the Seller Notes issued in connection with the acquisition of Park Place.
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
~~•~~6.0% Senior Subordinated Notes due 2024—In connection with the issuance of the Existing 2028 Notes and Existing 2030 Notes, on March 4, 2020, we redeemed all of our 6.0% Notes at 103% of par, plus accrued and unpaid interest up to, but excluding, the date of redemption.
~~•~~Mortgage Financings—We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). As of December 31, 2022 we had total mortgage notes payable outstanding of $41.0 million which includes $2.7 million classified as liabilities associated with assets held for sale that are collateralized by the associated real estate.
•2021 Real Estate Facility—On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, which provided for term loans in an aggregate amount equal to $689.7 million (the "2021 Real Estate Facility"). As of December 31, 2022, we had $660.6 million of outstanding borrowings under the 2021 Real Estate Facility. There is no further borrowing availability under the 2021 Real Estate Facility.
•2021 BofA Real Estate Facility—On May 10, 2021, we entered into a real estate term loan credit agreement (the "2021 BofA Real Estate Credit Agreement"), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provided for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the "2021 BofA Real Estate Facility"). As of December 31, 2022, we had $173.3 million of outstanding borrowings under the 2021 BofA Real Estate Facility. There is no further borrowing availability under the 2021 BofA Real Estate Credit Agreement. On May 25, 2022, certain of our subsidiaries entered into amendments to our 2021 BofA Real Estate Facility to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 14 "Debt" for further details.
~~•~~2018 Bank of America Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of December 31, 2022, we had $58.6 million, which includes $4.1 million classified as liabilities associated with assets held for sale, of outstanding borrowings under the 2018 Bank of America Facility. There is no further borrowing availability under the 2018 BofA Real Estate Facility. On May 25, 2022, certain of our subsidiaries entered into an amendment to the 2018 BofA Real Estate Credit Agreement to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 14 "Debt" for further details.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of December 31, 2022, we had $76.9 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under the 2018 Wells Fargo Master Loan Facility. On and with effect from June 1, 2022, certain of our subsidiaries entered into an amendment to our 2018 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 14 "Debt" for further details.
~~•~~2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of December 31, 2022, the outstanding balance under this agreement was $42.3 million. There is no further borrowing availability under the 2015 Wells Fargo Master Loan Facility. On and with effect from June 1, 2022, certain of our subsidiaries entered into an amendment to our 2015 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 14 "Debt" for further details.
~~•~~2013 BofA Real Estate Facility—On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A., as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). As of December 31, 2022, we had $24.9 million of outstanding borrowings under the 2013 BofA Real Estate Facility. There is no further borrowing availability under the 2013 Real Estate Facility. On May 25, 2022, certain of our subsidiaries entered into an amendment to our 2013 BofA Real Estate Credit Agreement to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 14 "Debt" for further details.
Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2022. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the 2021 Real Estate Facility, 2021 BofA Real Estate Facility, 2018 BofA Real Estate Credit Agreement, 2018 Wells Fargo Master Loan Agreement, 2015 Wells Fargo Master Loan Agreement, 2013 BofA Real Estate Credit Agreement, and the related documents are customary for financing transactions of this nature, including, among others, requirements to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case, as applicable. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. Each of these agreements provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the applicable agreement to immediately repay all amounts outstanding thereunder.
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

•The Company may otherwise make restricted payments only up the cumulative capacity above. Our restricted payment capacity balance as of December 31, 2022 and 2021 was $1.11 billion and $958.6 million, respectively.

Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions described in "Covenants and Defaults" above.
During the year ended December 31, 2022, we repurchased 1,635,030 shares of our common stock under our repurchase program for a total of $297.0 million and an additional 56,024 shares of our common stock for $9.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
As of December 31, 2022, we had remaining authorization to repurchase up to an additional $103.0 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
On January 26, 2023, the Board of Directors increased the Company’s share repurchase authorization under our Repurchase Program by $108.0 million to $200.0 million. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA, among other things, implements a 1% excise tax on share repurchases, which takes effect in tax years beginning after December 31, 2022. We do not believe the IRA will have a material effect on our reported results, cash flows or financial position. We expect to reflect the excise tax within equity as part of the repurchase price of common stock.
Contractual Obligations
As of December 31, 2022, we had significant contractual obligations related to our floor plan notes payable disclosed in Notes 11 and 12, operating lease liabilities disclosed in Note 19 and long-term debt arrangements discussed in Note 14. Disclosures related to our commitments and contingencies are outlined in Note 21. All note references are to the notes to our consolidated financial statements included elsewhere herein.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable through our 2019 Senior Credit Facility ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying consolidated statements of cash flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying consolidated statements of cash flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying consolidated statement of cash flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2019 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturers from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2019 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles and certain loaner vehicle programs.
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
Adjusted cash flow provided by operating activities includes borrowings and repayments of floor plan notes payable non-trade and used floor plan notes payable borrowing base changes. Adjusted cash flow provided by operating activities may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations we also review the related GAAP measures. Adjusted cash flow provided by operating activities for the year ended December 31, 2020 differs from previously disclosed non-GAAP operating cash flow measures presented in Management's Discussion and Analysis due to methodology changes made during the year ended December 31, 2021 stemming from material acquisitions during the 2021 fiscal year. We believe that the additional adjustments related to cash flows associated with our used vehicle borrowing base, floorplan offset accounts and the impact of acquisitions and divestitures eliminates cash flow volatility and provides an adjusted operating cash flow metric that best reflects our results of operations and our management of inventory and related financing activities.
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

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$696.0	$1,163.7	$652.5
Change in Floor Plan Notes Payable Non-Trade, net	(191.1)	(608.7)	(155.3)
Change in Floor Plan Notes Payable Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	462.4	131.1	9.1
Change in Floor Plan Notes Payable Trade associated with floor plan offset and acquisitions and divestitures, net	19.7	(54.0)	(63.7)
Adjusted cash flow provided by operating activities	$987.0	$632.1	$442.6
Operating Activities—
Net cash provided by operating activities totaled $696.0 million, $1.16 billion, and $652.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Adjusted cash flow provided by operating activities totaled $987.0 million,

$632.1 million, and $442.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable - non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable - trade.
The $354.9 million increase in adjusted cash flow provided by operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily the result of the following:

•increase in $431.9 million in net income and non-cash adjustments to net income;
•$126.7 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures; and
•$16.2 million increase in other long term assets and liabilities, net.
The increase in our adjusted cash flow provided by operating activities, was partially offset by:
•$53.2 million related to sale volume and the timing of collection of accounts receivable and contracts-in-transit during 2022 compared to 2021;
•$126.6 million related to the change in other current assets, net;
•$35.3 million related to the change in accounts payable and accrued liabilities; and
•$4.8 million related to the change in operating lease liabilities.
The $189.5 million increase in our adjusted cash flow provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily the result of the following:
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
Investing Activities—
Net cash provided by investing activities totaled $464.7 million for the year ended December 31, 2022 compared to net cash used in investing activities of $3.92 billion and $820.8 million for the years ended December 31, 2021 and 2020, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate, were $94.6 million, $74.2 million, and $46.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Purchases of real estate totaled $13.3 million, $7.8 million, and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, we purchased previously leased facilities for $217.1 million during the year ended December 31, 2021.
We expect that capital expenditures during 2023 will total approximately $200.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
On December 17, 2021, we completed the acquisition of LHM and TCA for a total purchase price of approximately $3.48 billion. The sources of the purchase price included 2029 Notes, 2032 Notes, 2021 Real Estate Facility, proceeds from our common stock offering, new floorplan notes payable trade and non-trade, used vehicle floorplan notes payable, payables to Seller and cash. In addition to these acquisitions, during the year ended December 31, 2021, we acquired the assets of 11 franchises (10 dealership locations) in the Denver, Colorado market and three franchises (one dealership location) in the Indianapolis, Indiana market for a combined purchase price of $485.7 million. We funded these acquisitions with an aggregate of $455.1 million of cash, and $9.6 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $21.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.0 million of purchase price holdbacks related to current and prior year acquisitions during the year ended December 31, 2021.
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
During the year ended December 31, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington, one franchise (one dealership location) in Albuquerque, New Mexico and 11 franchises (nine dealership locations) and two collision centers in North Carolina for proceeds of $701.2 million.
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
Proceeds from the sale of assets, unrelated to a dealership divestiture, were $0.0 million, $21.5 million, and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During the years ended December 31, 2022 and 2021, we purchased $202.2 million and $1.1 million of debt securities and $41.4 million and $0.4 million of equity securities, respectively.
During the years ended December 31, 2022 and 2021, we also received proceeds of $69.7 million and $0.8 million from the sale of debt securities and $50.3 million and $0.4 million, from the sale of equity securities, respectively.
We did not hold debt or equity securities during the year ended December 31, 2020.
Financing Activities—
Net cash used in financing activities totaled $1.10 billion for the year ended December 31, 2022. Net cash provided by financing activities totaled $2.93 billion and $166.2 million for the years ended December 31, 2021 and 2020, respectively.
During the years ended December 31, 2022, 2021, and 2020, we had non-trade floor plan borrowings of $7.41 billion, $5.04 billion, and $4.31 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $294.0 million, and $220.0 million for the years ended December 31 2021, and 2020, respectively, related to our used vehicle floor plan facility.
During the year ended December 31, 2022 and 2021, we borrowed $330.0 million and $439.0 million and repaid $499.0 million and $270.0 million, respectively, on our revolving line of credit. We did not have any activity under our revolving line of credit in 2020.

In addition, during the years ended December 31, 2021, and 2020, we had non-trade floor plan borrowings of $214.5 million and $131.6 million respectively, related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles. We did not have any acquisitions in 2022.
During the years ended December 31, 2022, 2021, and 2020, we made non-trade floor plan repayments of $7.89 billion, $5.36 billion, and $4.47 billion, respectively. Included in our non-trade floor plan repayments were repayments of $220.0 million for the years ended December 31, 2020, related to our used vehicle floor plan facility. We had no repayments for the years ended December 31, 2022 and 2021. In addition, during the years ended December 31, 2022, 2021 and 2020, we had floor plan repayments associated with dealership divestitures of $48.4 million, $0.8 million, and $60.4 million, respectively.
During the years ended December 31, 2021, and 2020, we received proceeds from borrowings totaling $2.27 billion and $1.88 billion, respectively. We did not have any proceeds from borrowings in 2022.
Repayments of borrowings totaled $106.2 million, $41.5 million, and $1.62 billion, for the years ended December 31, 2022, 2021, and 2020, respectively.
During the years ended December 31, 2022 and 2021, we received net proceeds from the issuance of common stock totaling $1.4 million and $666.9 million, respectively. We did not have any net proceeds from the issuance of common stock in 2020.
During the year ended December 31, 2022, we repurchased 1,635,030 shares of our common stock under our Repurchase Program for a total of $297.0 million and 56,024 shares of our common stock for $9.2 million from employees in connection with a net share settlement feature of employee equity-based awards. We did not have any share repurchases in 2021 or 2020.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 21 "Commitments and Contingencies" of the Company's consolidated financial statements.
Guarantor Financial Information
As of December 31, 2021, the Company had outstanding $405 million of 4.500% Senior Notes due 2028 and $445 million of 4.750% Senior Notes due 2030. As explained in Note 14 of the Company's consolidated financial statements as of and for the year ended December 31, 2021, the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the "Guarantor Subsidiaries"), which are listed in Exhibit 22, with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the "TCA Non-Guarantor Subsidiaries").

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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
As of December 31,
2022
(In millions)
Current assets	$1,790.1
Current assets - affiliates	—
Non-current assets	5,380.7

Current liabilities	819.1
Current liabilities - affiliates	10.0
Non-current liabilities	3,566.3

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries
For the Year Ended December 31,
2022
(In millions)
Net sales	$15,341.1
Gross profit	3,036.0
Income from operations	1,192.5
Net income	925.8
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
Goodwill and Manufacturer Franchise Rights
Goodwill represents the excess cost of an acquired business over the fair market value of its identifiable assets and liabilities. We have determined, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic market-based operating segments. We have determined the dealerships in each of our operating segments are components that are aggregated into several geographic market-based reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our franchised dealerships offer new and used vehicles, parts and service, and arrange for third-party vehicle financing and the sale of insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways) and (v) operate under similar regulatory environments. Our TCA segment also represents a reporting unit for the purpose of testing goodwill for impairment.
Our only other significant identifiable intangible assets are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level. The fair value of our manufacturer franchise rights are determined at the acquisition date, by discounting the projected cash flows specific to each franchise. We have determined that manufacturer franchise rights have an indefinite life as there are no economic, contractual or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Furthermore, to the extent that any agreements evidencing our manufacturer franchise rights would expire, we expect that we would be able to renew those agreements in the ordinary course of business. As a result of the effects of the COVID-19 pandemic, we performed quantitative impairment tests as of March 31, 2020, and identified eleven dealerships with franchise rights carrying values that exceeded their fair values, and as a result, recorded non-cash impairment charges of $23.0 million. No franchise right impairments were identified in 2022 or 2021.
We do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and manufacturer franchise rights for impairment annually as of October 1st, or more often if events or circumstances indicate that any impairment may have occurred. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative assessment for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount. We are subject to financial statement risk to the extent that goodwill becomes impaired due to decreases in the fair value of our automotive retail business or manufacturer franchise rights become impaired due to decreases in the fair value of our individual franchises.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $102.8 million of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of December 31, 2022, a 100 basis point change in interest rates would result in a change of $1.0 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the years ended December 31, 2022, 2021, and 2020, by $85.8 million, $57.5 million, and $44.0 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of December 31, 2022 we had seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting. The following table provides information on the attributes of each swap as of December 31, 2022:

Inception Date	Notional Value at Inception	Notional Value	Notional Value at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$288.8	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$173.3	$110.6	May 2031
July 2020	$93.5	$81.4	$50.6	December 2028
July 2020	$85.5	$73.4	$57.3	November 2025
June 2015	$100.0	$64.0	$53.1	February 2025
November 2013	$75.0	$41.5	$38.7	September 2023
These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income and reclassified to other interest expense in the same period or periods during which the hedged transactions affect earnings. For additional information about the effect of our derivative instruments, please refer to Note 15 "Financial Instruments and Fair Value" within the accompanying consolidated financial statements.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Asbury Automotive Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an adverse opinion thereon.
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
Valuation of Acquired Manufacturer Franchise Rights for Larry H. Miller Dealerships

Description of the Matter
At December 31, 2022, the Company's manufacturer franchise rights for car dealerships had an aggregate carrying value for franchises acquired of approximately $1,800 million, as disclosed on the Consolidated Balance Sheet. Manufacturer franchise rights are an indefinite lived intangible asset and arise as a result of acquisitions of car dealerships accounted for under the acquisition method of accounting. As disclosed in Note 3 to the consolidated financial statements, in 2022 the Company completed its valuation of approximately $1,310 million of acquired franchise rights resulting from the acquisition of Larry H. Miller Dealerships (“LHM”).

Auditing the Company's estimate of fair value of the manufacturer franchise rights acquired in the LHM acquisition is complex due to the significant management judgments and estimates required. The Company's model for estimating the fair value of these assets utilizes market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal revenue growth rates, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses, all of which are forward-looking and affected by expectations about economic, industry and company-specific factors. The cash flows are derived on an individual dealership basis adding complexity to the auditor judgments required to test those assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the manufacturer franchise rights fair value estimates used in conjunction with its LHM acquisition. This included testing controls over management’s review of the model, significant assumptions, other inputs and the completeness and accuracy of the data used in the measurements.

Procedures performed to test the fair value of the Company's manufacturer franchise rights as of the acquisition date included, among others, evaluating the Company's use of the discounted cash flows method, testing of the assumptions and inputs to the valuation model used to develop the projected financial information, involving our valuation specialists to assist in the testing of the weighted average cost of capital utilized and the appropriateness of the model used, and testing the completeness and accuracy of the underlying data. We compared the assumptions to current industry, market and economic trends, as well as to the Company's historical results. In addition, we assessed management’s ability to accurately forecast by comparing the first year forecasted cash flows to actual 2022 operating results. We also performed a sensitivity analysis of certain assumptions to evaluate the potential change in the fair value of the manufacturer franchise rights resulting from changes in underlying assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Atlanta, Georgia
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Asbury Automotive Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Asbury Automotive Group, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
Management identified a material weakness as a result of deficiencies in information technology general controls (ITGCs) identified at the Larry H. Miller Dealerships (LHM) and entities comprising the Finance and Insurance product provider, Total Care Auto, Powered by Landcar (TCA). Specifically, the material weakness is due to control deficiencies in the design of the user access reviews for segregation of duties (SOD) configurations and appropriate administrative access for certain key applications at LHM and TCA. The ineffective ITGCs limit the level of assurance over the completeness and accuracy of information used in certain automated and business process controls.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated March 1, 2023 which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2023

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$235.3	$178.9
Short term investments	5.4	11.0
Contracts-in-transit, net	220.8	212.5
Accounts receivable, net	171.9	229.8
Inventories, net	959.2	718.4
Assets held for sale	29.1	375.1
Other current assets	288.1	203.7
Total current assets	1,909.8	1,929.4
INVESTMENTS	235.0	123.5
PROPERTY AND EQUIPMENT, net	1,941.0	1,990.0
OPERATING LEASE RIGHT-OF-USE ASSETS	235.4	261.0
GOODWILL	1,783.4	2,271.7
INTANGIBLE FRANCHISE RIGHTS	1,800.1	1,335.7
DEFERRED INCOME TAXES	—	69.1
OTHER LONG-TERM ASSETS	116.7	22.1
Total assets	$8,021.4	$8,002.6
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$51.0	$37.3
Floor plan notes payable—non-trade, net	—	527.2
Current maturities of long-term debt	84.5	62.5
Current maturities of operating leases	23.6	25.8
Accounts payable and accrued liabilities	645.0	742.9
Deferred revenue—current	218.9	181.5
Liabilities associated with assets held for sale	10.5	20.8
Total current liabilities	1,033.4	1,597.9
LONG-TERM DEBT	3,216.8	3,520.1
LONG-TERM LEASE LIABILITY	218.4	242.0
DEFERRED REVENUE	495.0	466.3
DEFERRED INCOME TAXES	100.7	—
OTHER LONG-TERM LIABILITIES	53.5	60.8
COMMITMENTS AND CONTINGENCIES (Note 21)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 43,593,809 and 45,052,293 shares issued, including shares held in treasury, respectively	0.4	0.5
Additional paid-in capital	1,281.4	1,278.5
Retained earnings	2,610.1	1,881.2
Treasury stock, at cost; 22,024,479 and 21,914,251 shares, respectively	(1,063.0)	(1,044.2)
Accumulated other comprehensive income (loss)	74.4	(0.5)
Total shareholders' equity	2,903.5	2,115.5
Total liabilities and shareholders' equity	$8,021.4	$8,002.6
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
REVENUE:
New vehicle	$7,365.6	$4,934.1	$3,767.4
Used vehicle	5,197.1	3,315.6	2,169.5
Parts and service	2,074.2	1,182.9	889.8
Finance and insurance, net	797.0	405.1	305.1
TOTAL REVENUE	15,433.8	9,837.7	7,131.8
COST OF SALES:
New vehicle	6,521.6	4,443.6	3,548.9
Used vehicle	4,843.8	3,027.3	2,012.9
Parts and service	921.6	461.0	346.6
Finance and insurance	46.3	3.6	—
TOTAL COST OF SALES	12,333.3	7,935.5	5,908.4
GROSS PROFIT	3,100.6	1,902.2	1,223.4
OPERATING EXPENSES:
Selling, general, and administrative	1,763.4	1,073.9	781.9
Depreciation and amortization	69.0	41.9	38.5
Franchise rights impairment	—	—	23.0
Other operating (income) expense, net	(4.4)	(5.4)	9.2
INCOME FROM OPERATIONS	1,272.6	791.8	370.8
OTHER EXPENSES (INCOME):
Floor plan interest expense	8.4	8.2	17.7
Other interest expense, net	152.2	93.9	56.8
Loss on extinguishment of long-term debt, net	—	—	20.6
Gain on dealership divestitures, net	(207.1)	(8.0)	(62.3)
Total other (income) expenses	(46.5)	94.1	32.7
INCOME BEFORE INCOME TAXES	1,319.1	697.7	338.1
Income tax expense	321.8	165.3	83.8
NET INCOME	$997.3	$532.4	$254.4
EARNINGS PER COMMON SHARE:
Basic—
Net Income	$44.78	$26.75	$13.25
Diluted—
Net Income	$44.61	$26.49	$13.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22.3	19.9	19.2
Restricted stock	0.1	0.1	—
Performance share units	—	0.1	0.1
Diluted	22.4	20.1	19.3

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$997.3	$532.4	$254.4
Other comprehensive income (loss):
Change in fair value of cash flow swaps	103.3	6.3	(3.6)
Unrealized (losses) gains on available-for-sale debt securities	(4.0)	0.2	—
Income tax (expense) benefit associated with other comprehensive income items	(24.3)	(1.6)	0.9
Comprehensive income	$1,072.2	$537.3	$251.7

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2019	41,072,080	$0.4	$582.9	$1,094.5	21,791,707	$(1,028.6)	$(2.9)	$646.3
Comprehensive Income:
Net income	—	—	—	254.4	—	—	—	254.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 tax benefit	—	—	—	—	—	—	(2.7)	(2.7)
Comprehensive income	—	—	—	254.4	—	—	(2.7)	251.7
Share-based compensation	—	—	12.6			—	—	12.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	61,588	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	56,607	(5.1)	—	(5.1)
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5
Comprehensive Income:
Net income	—	—	—	532.4	—	—	—	532.4
Unrealized gains on available-for-sale debt securities, net of $0 tax charge	—	—	—	—	—	—	0.2	0.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 tax expense	—	—	—	—	—	—	4.7	4.7
Comprehensive income	—	—	—	532.4	—	—	4.9	537.3
Share-based compensation	—	—	16.2	—	—	—	—	16.2
Proceeds from secondary offering of common stock, net	3,795,000	—	666.9	—	—	—	—	666.9
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,625	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	65,937	(10.4)	—	(10.4)
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5
Comprehensive Income:
Net income	—	—	—	997.3	—	—	—	997.3
Change in fair value of cash flow swaps, net of reclassification adjustment and $25.1 tax expense	—	—	—	—	—	—	78.1	78.1
Unrealized loss on changes in fair value of debt securities, net of $0.8 tax benefit	—	—	—	—	—	—	(3.2)	(3.2)
Comprehensive income	—	—	—	997.3	—	—	74.9	1,072.2
Share-based compensation	—	—	20.6	—	—	—	—	20.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	122,342	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	1.4	—	1,635,030	(297.0)	—	(295.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	56,024	(9.2)	—	(9.2)
Retirement of common stock	(1,580,826)	—	(19.1)	(268.3)	(1,580,826)	287.4	—	—
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2022	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$997.3	$532.4	$254.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	69.0	41.9	38.5
Share-based compensation	20.6	16.2	12.6
Deferred income taxes	148.5	31.2	9.5
Franchise rights impairment	—	—	23.0
Unrealized loss (gain) on investments	14.1	(1.0)	—
Loss on extinguishment of debt	—	—	20.6
Loaner vehicle amortization	14.7	20.9	21.8
Gain on divestitures, net	(207.1)	(8.0)	(62.3)
Change in right-of-use asset	25.3	22.3	21.5
Other adjustments, net	4.6	(0.8)	1.3
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(17.0)	48.5	33.2
Accounts receivable	47.6	35.3	(19.1)
Inventories	6.9	670.5	428.0
Other current assets	(353.7)	(227.1)	(183.3)
Floor plan notes payable—trade, net	13.8	(27.6)	(64.5)
Deferred revenue	42.9	3.6	—
Accounts payable and accrued liabilities	(69.8)	39.2	121.0
Operating lease liabilities	(25.4)	(20.6)	(20.9)
Other long-term assets and liabilities, net	(36.3)	(13.2)	17.2
Net cash provided by operating activities	696.0	1,163.7	652.5
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(94.6)	(74.2)	(46.5)
Capital expenditures—real estate	(13.3)	(7.8)	(2.3)
Purchases of previously leased real estate	—	(217.1)	—
Acquisitions, net of cash acquired	(5.0)	(3,660.4)	(954.1)
Proceeds from dealership divestitures	701.2	21.3	177.9
Purchases of debt securities—available-for-sale	(202.2)	(1.1)	—
Purchases of equity securities	(41.4)	(0.4)	—
Proceeds from the sale of debt securities—available-for-sale	69.7	0.8	—
Proceeds from the sale of equity securities	50.3	0.4	—
Proceeds from the sale of assets	—	21.5	4.2
Net cash provided by (used in) investing activities	464.7	(3,917.0)	(820.8)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	7,406.5	5,042.8	4,312.0
Floor plan borrowings—acquisitions	—	214.5	131.6
Floor plan repayments—non-trade	(7,891.6)	(5,357.5)	(4,467.3)
Floor plan repayments—divestitures	(48.4)	(0.8)	(60.4)
Proceeds from borrowings	—	2,274.0	1,875.3
Repayments of borrowings	(106.2)	(41.5)	(1,622.5)
Proceeds from revolving credit facility	330.0	439.0	—
Repayments of revolving credit facility	(499.0)	(270.0)	—

	For the Year Ended December 31,
	2022	2021	2020
Sale and leaseback transaction	—	—	7.3
Proceeds from issuance of common stock	1.4	666.9	—
Payment of debt issuance costs	(0.4)	(26.2)	(4.7)
Purchase of treasury stock	(287.4)	—	—
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(9.2)	(10.4)	(5.1)
Net cash (used in) provided by financing activities	(1,104.3)	2,930.8	166.2
Net increase (decrease) in cash and cash equivalents	56.4	177.5	(2.1)
CASH AND CASH EQUIVALENTS, beginning of period	178.9	1.4	3.5
CASH AND CASH EQUIVALENTS, end of period	$235.3	$178.9	$1.4

See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2022, 2021, and 2020)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is one of the largest automotive retailers in the United States. Our store operations are conducted by our subsidiaries.
As of December 31, 2022, we owned and operated 186 new vehicle franchises, representing 31 brands of automobiles at 139 new vehicle dealership locations in 14 states. We also operated 32 collision centers, seven stand-alone used vehicle stores, one used vehicle wholesale business, one auto auction and Total Care Auto, Powered by Landcar ("TCA"), a finance and insurance (F&I") product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and F&I, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and TCA. The F&I products offered by TCA are sold through our dealerships. The Company manages its operations in two reportable segments: Dealerships and TCA.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and reflect the consolidated accounts of Asbury Automotive Group, Inc. (the "Company") and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. If necessary, reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly, and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Estimates made in the accompanying consolidated financial statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of finance and insurance products, reserves for self-insurance programs, and certain assumptions related to goodwill and dealership franchise rights intangible assets.
Cash and Cash Equivalents
Cash and cash equivalents include investments in money market accounts and short-term certificates of deposit, which have maturity dates of less than 90 days when purchased.
Restricted Cash and Securities
TCA places securities on statutory deposit with certain state agencies to retain the right to do business in those states. Securities held on deposit with various state regulatory authorities had a fair value of $3.4 million at December 31, 2022.
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
Equity securities included in non-current investments are reported at fair market value with the change in value, during the reporting period, recognized in net income.
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
We receive assistance from certain automobile manufacturers in the form of advertising and floor plan interest credits. Manufacturer advertising credits that are reimbursements of costs associated with specific advertising programs are recognized as a reduction of advertising expense in the period they are earned. All other manufacturer advertising and certain floor plan interest credits are accounted for as purchase discounts, and are recorded as a reduction of inventory and recognized as a reduction to new vehicle cost of sales in the accompanying consolidated statements of income in the period the related vehicle is sold. Certain floor plan interest credits are reflected as a reduction in floor plan interest expense in the accompanying consolidated statements of income.
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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. During the year ended December 31, 2020, we recorded a $0.7 million impairment charge related to a vacant property. We did not record an impairment charge related to our property and equipment in 2022 and 2021.
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
Goodwill and Franchise Rights
Goodwill represents the excess cost of an acquired business over the estimated fair market value of its identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic market-based operating segments which consist of our dealerships. We have determined that the dealerships in each of our operating segments are components that are aggregated into several geographic market-based reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our dealerships offer new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments. Our dealership operating segments are aggregated into our single dealerships reportable segment. Goodwill associated with TCA is tested for impairment at the operating segment level which is the same as the reporting unit for this business.
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
Our identifiable intangible assets, other than goodwill, are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level, and the value of business acquired ("VOBA") which is recorded at the TCA segment level. We recorded VOBA of $5.6 million in connection with the acquisition of TCA. VOBA reflects the estimated fair value of the expected future profits in unearned premium for in-force service contracts acquired in the LHM acquisition. VOBA is based on actuarially determined projections, by each type of service contract, of future charges, premiums, claims, operating expenses, investment returns and other factors. VOBA is reflected in other long-term assets within the consolidated balance sheets and is amortized over five years, which represents the period of the underlying contracts.
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
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers ("Topic 606"). Under that guidance, the transaction price is attributed to the underlying performance obligations in the contract and revenue is deferred and recognized as income as the Company satisfies the performance obligations in the contract. Incremental costs of obtaining a contract with a customer are capitalized and amortized to the extent that the Company expects to recover those costs. The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or performing a service. Sales and other taxes we collect, concurrent with revenue-producing activities, are excluded from revenue.
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
Finance and Insurance, net
Within the Dealership segment, we receive commissions from third-party lending and insurance institutions for arranging customer financing and from the sale of vehicle service contracts, guaranteed asset protection debt cancellation, and other products, to end-users. In addition, we record commissions received from our TCA segment related to the sale of TCA's various vehicle protection F&I products. TCA offers extended vehicle service contracts, prepaid maintenance contracts, key replacement contracts, guaranteed asset protection contracts, paintless dent repair contracts, appearance protection contracts, tire and wheel, and lease wear and tear contracts. In addition, TCA provides the required contractual liability insurance if needed. The majority of these service contracts are sold through affiliated automobile dealerships. Finance and insurance commission revenue is recognized at the point of sale since our performance obligation is to arrange financing or facilitating the sale of a third party's products or services to our customers.
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
Within our TCA segment, all revenue, other than investment and interest income, is the result of contracts with customers. Each contract is considered to have a single performance obligation which extends over the life of the contract. Revenue is recognized ratably over the contract term based on earnings factors that align with the performance obligation. We capitalize costs to obtain customer contracts, employee sales commissions, and amortize those costs over the life of the contract. Amortization of costs to obtain customer contracts is included in selling, general and administrative expenses. The portion of commissions that are paid to affiliated dealerships are eliminated upon consolidation. Unearned premium reserves are established to cover the unexpired portion of premiums written.

Deferred Revenue
We earn and recognize premium revenue related to the TCA segment over the period of the related service contract. Accordingly, we record deferred revenue as we ratably recognize revenue over the service contract period.
Unpaid Losses and Loss Adjustment Expense Reserve
Losses and loss adjustment expense reserves represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred through December 31, 2022. The Company does not discount liabilities for unpaid losses or unpaid loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuation and statistical analysis. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income from operations.
Claims are counted when incidents that may result in a liability are reported and are based on policy coverage.
Internal Profit
Revenues and expenses associated with internal work performed by our parts and service departments on new and used vehicle inventory are eliminated in consolidation. The gross profit earned by our parts and service departments for internal work performed is included as a reduction of parts and service cost of sales on the accompanying consolidated statements of income upon the sale of the vehicle. The costs incurred by our new and used vehicle departments for work performed by our parts and service departments is included in either new vehicle cost of sales or used vehicle cost of sales on the accompanying consolidated statements of income, depending on the classification of the vehicle serviced. We eliminate the internal profit on vehicles that remain in inventory at period end.
Intersegment Elimination
TCA's vehicle protection products are sold through affiliated dealerships and the revenue from the related commissions are included in finance and insurance, net revenues in the Dealerships segment before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. Revenues recorded by the Dealerships segment and the associated claims expenses recorded by the TCA segment are eliminated upon consolidation. Intersegment revenues and profits from contracts and services are eliminated in consolidation. See Note 20 "Segment Information" for further details.
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
During the year ended December 31, 2022, the Company repurchased 1,635,030 and retired 1,580,826 shares of our common stock under our share repurchase program. The Company did not repurchase any shares under the repurchase program or retire any treasury shares during 2021 or 2020. On January 26, 2023, our Board of Directors approved an increase in the Company’s common share repurchase authorization to $200.0 million.
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

Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense totaled $50.1 million, $30.7 million and $25.5 million for the years ended December 31, 2022, 2021 and 2020, which was net of earned advertising credits of $35.5 million, $22.4 million, and $19.6 million, respectively, and is included in selling, general, and administrative expense in the accompanying consolidated statements of income.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as assets held for sale as of December 31, 2022 and 2021 in the accompanying consolidated balance sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
At the time of classifying assets as held for sale, we compare the carrying value of these assets to estimates of fair value to assess for impairment. We compare the carrying value to estimates of fair value utilizing the assistance of third-party broker opinions of value and third-party desktop appraisals to assist in our fair value estimates related to real estate properties.
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (as amended, the "2019 Senior Credit Facility") and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities in the accompanying consolidated statements of cash flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity in the accompanying consolidated statements of cash flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2019 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturers from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2019 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
Loaner vehicles account for a significant portion of other current assets. We acquire loaner vehicles either with available cash or through borrowings from either our manufacturer affiliated lenders or through our 2019 Senior Credit Facility. Loaner vehicles are initially used by our service department for a short period of time (typically 6 to 12 months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in other current assets and the borrowings and repayments of loaner vehicle notes payable in accounts payable and accrued liabilities in the accompanying consolidated statements of cash flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from other current assets to used vehicle inventory. These transfers are reflected as non-cash transfers between other current assets and inventory in the accompanying consolidated statements of cash flows.
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to a concentration of credit risk, consist principally of cash deposits and investments. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts maintained with these financial institutions are in excess of FDIC insurance limits. In addition, we maintain a diverse investment portfolio across various asset categories and limit our exposure through the kind, quality and concentration of these investments. As of December 31, 2022, the Company had total investments of $240.4 million.

We have substantial debt service obligations. As of December 31, 2022, we had total debt of $3.33 billion, which excludes floor plan notes payable, debt issuance costs, and the debt premium on the 4.5% Senior Notes (the "4.5% Notes") and 4.75% Senior Notes (the "4.75% Notes") due 2028 and 2030, respectively. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the third amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto the 2019 Senior Credit Facility, the indentures governing our 4.5% Notes, 4.625% Notes, 4.75% Notes and 5.0% Notes (the "Indentures"), and our other debt instruments. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2022, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	26%
Stellantis N.V. (Chrysler, Dodge, Jeep, Ram and Fiat)	15%
American Honda Motor Co., Inc. (Honda and Acura)	11%
Ford Motor Company (Ford and Lincoln)	10%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	8%
Hyundai Motor North America (Hyundai and Genesis)	6%
General Motors Company (Chevrolet, Buick and GMC)	5%
Nissan North America, Inc. (Nissan and Infiniti)	5%
No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2022.
Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities-Supplier Finance Programs. This standard serves to improve transparency about supplier finance programs. The ASU requires certain disclosures around key terms of outstanding supply chain finance programs and changes in obligations during a reporting period related to vendors participating in these programs. The new disclosure requirements do not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance is effective for fiscal years beginning after December 15, 2022, except for rollforward information, which is effective in the first quarter of 2024. Early adoption is permitted. We are evaluating the impact of this new guidance on our consolidated financial statements.
Effective October 1, 2021, the Company adopted ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquiring entity to apply ASC Topic 606 to recognize and measure contract assets acquired and contract liabilities assumed in a business combination. The Company applied ASC Topic 606 in recording contract assets acquired and contract liabilities assumed in business combinations that occurred in the quarter ended December 31, 2021. We assumed contract liabilities or deferred revenue of $667.6 million in connection with the LHM acquisition which closed in December 2021.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. The guidance in these standards apply to contract accounting, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and provides optional expedients and exceptions for a limited time to ease the potential burden in accounting for reference rate reform. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. LIBOR benchmarking is utilized in our debt (including mortgages), revolving credit facilities, floorplan facilities, and interest rate swaps.
During the quarter ended June 30, 2022, we amended our LIBOR-based debt arrangements and related hedging financial instruments to revise their interest basis from LIBOR to a Secured Overnight Financing Rate ("SOFR"). See Note 14 "Debt" for further details. The impact of these amendments to our debt arrangements and related interest rate swap derivative agreements, along with the adoption of the provisions from this standard, did not have a material impact on our consolidated financial statements.
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the year ended December 31,
	2022	2021	2020
	(In millions)
Revenue:
New vehicle	$7,365.6	$4,934.1	$3,767.4
Used vehicle retail	4,828.8	3,055.9	1,930.0
Used vehicle wholesale	368.3	259.7	239.5
New and used vehicle	12,562.6	8,249.7	5,936.9
Sale of vehicle parts and accessories	510.2	212.0	140.1
Vehicle repair and maintenance services	1,564.1	970.9	749.7
Parts and services	2,074.2	1,182.9	889.8
Finance and insurance, net	797.0	405.1	305.1
Total revenue	$15,433.8	$9,837.7	$7,131.8
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets (Current), December 31, 2020	$7.1	$13.3	$—	$20.4
Transferred to receivables from contract assets recognized at the beginning of the period	(7.1)	(14.7)	—	(21.8)
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	12.3	14.9	1.4	28.6
Contract Assets (Current), December 31, 2021	$12.3	$13.5	$1.4	$27.2
Transferred to receivables from contract assets recognized at the beginning of the period	(12.3)	(13.5)	—	(25.8)
Amortization of costs incurred to obtain a contract with a customer	—	—	(4.6)	(4.6)
Costs incurred to obtain a contract with a customer	—	—	40.3	40.3
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	14.7	14.7	—	29.4
Contract Assets, December 31, 2022	$14.7	$14.7	$37.2	$66.6

Contract Assets (current), December 31, 2022	$14.7	$14.7	$11.1	$40.5
Contract Assets (long-term), December 31, 2022	$—	$—	$26.1	$26.1
Contract Liabilities
The Company acquired $667.6 million in deferred revenue as part of the Larry H. Miller and TCA acquisition in December 2021. The consolidated balance sheet reflects $713.9 million and $647.8 million as of December 31, 2022 and 2021, respectively. Approximately $209.6 million of deferred revenue at December 31, 2021 was recorded in finance and insurance, net revenue in the consolidated statement of income for the year ended December 31, 2022.
3. ACQUISITIONS AND DIVESTITURES
LHM Acquisition
On December 17, 2021, we completed the acquisition of the equity interests of, and the real property related to the businesses of the Larry H. Miller Dealerships and TCA (the "LHM acquisition"). The results of the LHM Dealerships and TCA business have been included in the consolidated financial statements since that date. The acquisition diversifies Asbury's geographic mix, with entry into six Western states; Arizona, Utah, New Mexico, Idaho, California and Washington, and adds to the Company’s growing Colorado presence.

As a result of the LHM acquisition, we acquired 54 new vehicle dealerships, seven used car stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA business for a total purchase price of approximately $3.48 billion. The purchase price was paid in cash.

The sources of the purchase consideration are as follows:

(In millions)
Cash, net of cash acquired	$195.0
Common stock offering	666.9
Senior notes	1,378.5
Revolving credit facility	200.0
Real estate facility	513.0
New vehicle floor plan facility	183.5
Used vehicle floor plan facility	51.0
Payable to sellers	6.0
Purchase price, net of cash acquired	$3,193.9

Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on final estimates of fair value:

(In millions)
Summary of Assets Acquired and Liabilities Assumed
Assets
Cash and cash equivalents	$287.4
Investments	133.5
Contracts-in-transit, net	99.5
Accounts receivable, net	110.0
Inventories, net	282.1
Other current assets	25.0
Total current assets	937.5
Property and equipment, net	805.6
Goodwill	1,205.3
Intangible franchise rights	1,309.7
Operating lease right-of-use assets	34.1
Deferred income taxes	139.7
Other long-term assets	5.6
Total assets acquired	4,437.6
Liabilities
Accounts payable and accrued liabilities	229.5
Operating lease liabilities	34.1
Deferred revenue	667.6
Other long-term liabilities	25.2
Total liabilities assumed	956.4
Net assets acquired	$3,481.2
The acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of LHM and TCA. The effects of the measurement-period adjustments on our consolidated statement of income for the year ended December 31, 2022 were not material.
Approximately $1.31 billion of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $1.21 billion was recognized and is primarily attributable to the anticipated synergies that Asbury expects to derive from the LHM acquisition as well as the acquired assembled workforce of LHM and TCA. Goodwill of $536.6 million was assigned to the TCA segment while $668.7 million was assigned to the Dealerships segment.
The Company recorded $4.9 million of acquisition related costs during the year ended December 31, 2021. These costs are included in selling, general, and administrative in the consolidated statements of income. The Company did not incur acquisition related costs during the year ended December 31, 2022.
The Company's consolidated statements of income included revenue and net income attributable to LHM from December 17, 2021 through December 31, 2021 of $256.4 million and $15.7 million, respectively.
The following represents the unaudited pro forma information as if the LHM acquisition had been included in the consolidated results of the Company since January 1, 2020:

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

Under the acquisition method of accounting, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed. The following table summarizes the final allocation of the purchase price:

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
The following represents the unaudited pro forma information as if Park Place had been included in the consolidated results of the Company since January 1, 2019:

For the Year Ended December 31,
2020
(In millions)
(Unaudited)
Pro forma revenue	$7,989.6
Pro forma net income	$276.2
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
Other Acquisitions and Divestitures
In addition to the LHM acquisition during the year ended December 31, 2021, we acquired the assets of 11 franchises (10 dealership locations) in the Denver, Colorado market and three franchises (one dealership location) in the Indianapolis, Indiana market for a combined purchase price of $485.7 million. We funded these acquisitions with an aggregate of $455.1 million of cash and $9.6 million of floor plan borrowings for the purchase of the related new vehicle inventory. In the aggregate, these acquisitions included purchase price holdbacks of $21.0 million for potential indemnity claims made by us with respect to the acquired franchises.

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
Goodwill and manufacturer franchise rights associated with our Dealership segment acquisitions is deductible for federal and state income tax purposes ratably over a 15-year period.
Below is the allocation of the purchase price for the acquisitions (other than the LHM acquisition and the Park Place acquisition) for the years ended December 31, 2021 and 2020. The estimated fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management.

	For the Year Ended December 31,
	2021	2020
	(In millions)
Inventory	$37.5	$29.8
Real estate	99.9	14.5
Property and equipment	4.2	0.4
Goodwill	110.5	5.4
Manufacturer franchise rights	228.2	13.8
Loaner vehicles	8.9	—
Other	(3.5)	(0.3)
Total purchase price	$485.7	$63.6
During the year ended December 31, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington, one franchise (one dealership location) in Albuquerque, New Mexico and 11 franchises (nine dealership locations) and two collision centers in North Carolina. The Company recorded a pre-tax gain totaling $207.1 million.
During the year ended December 31, 2021, we sold one franchise (one dealership location) in the Charlottesville, Virginia market. The Company recorded a pre-tax gain totaling $8.0 million.
During the year ended December 31, 2020, we sold two franchises (two dealership locations) in the Atlanta, Georgia market, six franchises (five dealership locations) and one collision center in the Jackson, Mississippi market, and one franchise (one dealership location) in the Greenville, South Carolina market. The Company recorded a pre-tax gain totaling $62.3 million.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Vehicle receivables	$50.4	$73.1
Manufacturer receivables	43.3	44.0
Other receivables	80.5	114.3
Total accounts receivable	174.1	231.4
Less—Allowance for credit losses	(2.2)	(1.6)
Accounts receivable, net	$171.9	$229.8

5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
New vehicles	$527.7	$206.5
Used vehicles	304.4	402.0
Parts and accessories	127.2	109.9
Total inventories, net (a)	$959.2	$718.4
____________________________
(a) Inventories, net as of December 31, 2022 and December 31, 2021, excluded $3.4 million and $24.1 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $10.7 million and $7.7 million, respectively as of December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, certain automobile manufacturer incentives reduced new vehicle inventory cost by $2.7 million and $1.2 million, respectively, and reduced new vehicle cost of sales for the year ended December 31, 2022, 2021, and 2020 by $91.5 million, $60.4 million, and $47.0 million, respectively.
6. ASSETS HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals,(ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2022	2021
	(In millions)
Assets:
Inventory	$3.4	$24.1
Loaners, net	0.9	4.6
Property and equipment, net	24.0	110.8
Operating lease right-of-use assets	—	7.1
Goodwill	0.9	118.5
Franchise rights	—	110.0
Total assets held for sale	29.1	375.1
Liabilities:
Floor plan notes payable—non-trade	2.8	9.1
Loaners/ Notes payable	0.8	4.6
Current maturities of long-term debt	0.6	—
Current maturities of operating leases	—	2.7
Long-term debt	6.2	—
Operating lease liabilities	—	4.4
Total liabilities associated with assets held for sale	10.5	20.8
Net assets held for sale	$18.7	$354.3
As of December 31, 2022, assets held for sale consisted of one franchise (one dealership location) in addition to one real estate property not currently used in our operations.
As of December 31, 2021, assets held for sale consisted of eight franchises (eight dealership locations) in addition to one real estate property not currently used in our operations.

During the year ended December 31, 2022, the Company sold 18 franchises (16 dealership locations) and three collision centers for a pre-tax gain totaling $207.1 million.
During the year ended December 31, 2021, the Company sold one franchise (one dealership location) for a pre-tax gain totaling $8.0 million and two vacant properties with a net book value of $12.5 million.
7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Loaner vehicles	$178.2	$150.3
Contract assets (see Note 2)	40.5	27.2
Prepaid expenses	43.0	12.7
Notes receivable	12.9	6.3
Prepaid taxes	5.8	4.6
Deposits	4.1	1.5
Other	3.6	1.1
Other current assets	$288.1	$203.7
8. INVESTMENTS
TCA has an investment portfolio funded primarily by product premiums. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale, equity securities, and other investments measured at net asset value are as follows:

	As of December 31, 2022
	Amortized Cost	Allowance For Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$5.4	$—	$—	$—	$5.4
U.S Treasury	11.8	—	—	(0.2)	11.6
Municipal	22.8	—	—	(0.4)	22.4
Corporate	81.8	—	0.2	(2.3)	79.7
Mortgage and other asset-backed securities	73.8	—	0.3	(1.4)	72.7
Total debt securities	195.5	—	0.5	(4.4)	191.7
Common stock	48.7	—	—	—	48.7
Total investments	$244.2	$—	$0.5	$(4.4)	$240.4

	As of December 31, 2021
	Amortized Cost	Allowance For Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$11.0	$—	$—	$—	$11.0
U.S Treasury	7.5	—	—	(0.1)	7.4
Municipal	27.9	—	0.4	(0.1)	28.2
Corporate	9.5	—	0.1	(0.1)	9.5
Mortgage and other asset-backed securities	8.8	—	0.1	(0.1)	8.8
Total debt securities	64.7	—	0.6	(0.4)	64.9
Common stock	65.2	—	—	—	65.2
Other investments measured at net asset value	4.4	—	—	—	4.4
Total investments	$134.3	$—	$0.6	$(0.4)	$134.5
The Company recorded an unrealized loss of $0.4 million during the year ended December 31, 2022 and an unrealized gain of $18.3 million for the year ended December 31, 2021 related to equity securities held as of December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022 and December 31, 2021, the Company had $1.3 million and $0.6 million of accrued interest receivable, which was included in other current assets on the consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of December 31, 2022
	Amortized Costs	Fair Value
	(In millions)
Due in 1 year or less	$5.4	$5.4
Due in 1-5 years	68.5	66.8
Due in 5-10 years	45.2	44.2
Due after 10 years	2.6	2.6
Total by maturity	121.7	119.0
Mortgage and other asset-backed securities	73.8	72.7
Common stock	48.7	48.7
Total investment securities	$244.2	$240.4
There were no gross gains and losses realized related to the sales of available-for-sale debt securities carried at fair value from the acquisition date of December 17, 2021 to December 31, 2021. During the year ended December 31, 2022, we recorded $0.1 million gross gains and $2.0 million gross losses related to the sales of available-for-sale debt securities.

The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position of 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2022. Investments held as of December 31, 2021 were acquired in the LHM acquisition on December 17, 2021, therefore there are no unrealized losses greater than 12 months at December 31, 2021.

	As of December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S Treasury	9.2	(0.2)	—	—	9.2	(0.2)
Municipal	19.0	(0.4)	—	—	19.0	(0.4)
Corporate	66.2	(0.1)	5.2	(0.3)	71.4	(0.4)
Mortgage and other asset-backed securities	51.4	(1.3)	1.5	(0.2)	52.9	(1.5)
Total debt securities	$145.7	$(2.0)	$6.8	$(0.5)	$152.6	$(2.5)

	As of December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S Treasury	7.1	(0.1)	—	—	7.1	(0.1)
Municipal	10.0	(0.1)	—	—	10.0	(0.1)
Corporate	6.4	(0.1)	—	—	6.4	(0.1)
Mortgage and other asset-backed securities	5.8	(0.1)	—	—	5.8	(0.1)
Total debt securities	$29.3	$(0.4)	$—	$—	$29.3	$(0.4)
On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment ("OTTI") model with a credit loss model. The credit loss model under ASC 326-30, applicable to the available-for-sale debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors as described in Note 1. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the years ended December 31, 2022 and 2021.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Land	$673.8	$704.3
Buildings and leasehold improvements	1,318.8	1,338.4
Machinery and equipment	145.4	128.8
Furniture and fixtures	91.1	87.3
Company vehicles	14.0	12.1
Construction in progress	36.5	46.9
Gross property and equipment	2,279.5	2,317.9
Less—Accumulated depreciation	(338.5)	(327.9)
Property and equipment, net (a)	$1,941.0	$1,990.0
______________________________
(a) Property and equipment, net as of December 31, 2022 and 2021, excluded $24.0 million and $110.8 million, respectively classified as assets held for sale. In addition, property and equipment, net as of December 31, 2022 and 2021 included finance leases of $8.1 million and $8.4 million, respectively.
Depreciation expense was $69.0 million, $41.9 million, and $38.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
In connection with the LHM acquisition, we recorded goodwill of $1.21 billion, franchise rights of $1.31 billion and VOBA of $5.6 million. Approximately $536.6 million of goodwill was allocated to the TCA segment and $668.7 million was allocated to the Dealerships segment.
The changes in goodwill and intangible franchise rights for the years ended December 31, 2022 and 2021 are as follows:

	Goodwill
	Dealerships	TCA	Total
	(In millions)
Balance as of December 31, 2020 (a)	$562.2	$—	$562.2
Acquisitions	1,118.3	710.3	1,828.6
Divestitures	(0.6)	—	(0.6)
Reclassified to assets held for sale	(118.5)	—	(118.5)
Balance as of December 31, 2021 (a)	$1,561.4	$710.3	$2,271.7
Reclassified from assets held for sale	118.5	—	118.5
Acquisitions - measurement-period adjustments	(337.0)	(173.7)	(510.7)
Divestitures	(95.2)	—	(95.2)
Reclassified to assets held for sale	(0.9)	—	(0.9)
Balance as of December 31, 2022 (a)	$1,246.8	$536.6	$1,783.4
_____________________________
(a) Net of accumulated impairment losses of $537.7 million recorded prior to the year ended December 31, 2020.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2020	$425.2
Acquisitions	1,020.5
Reclassified to assets held for sale	(110.0)
Balance as of December 31, 2021	$1,335.7
Reclassified from assets held for sale	110.0
Acquisitions - measurement-period adjustments	517.7
Divestitures	(163.3)
Balance as of December 31, 2022	$1,800.1
We elected to perform a qualitative assessment for our October 1, 2022 goodwill and franchise rights impairment testing and determined that it was more likely than not that the fair value of our reporting units exceeded their carrying value. We did not record an impairment charge for goodwill or franchise rights during the year ended December 31, 2022.
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
To the extent that we determined that the totality of events and circumstances, and their effect on the significant inputs into the fair value determination of our franchise rights and reporting units, would more likely than not lead to an impairment of the carrying value of the franchise rights or goodwill reporting units, we performed quantitative impairment tests as of March 31, 2020. The quantitative impairment tests for franchise rights included a comparison of the estimated fair value to the carrying value of each franchise right asset. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions related to the cash flows directly attributable to the franchise. These assumptions include year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses. The results of the quantitative impairment testing identified that the carrying values of certain of our franchise rights intangible assets exceeded their fair value. As a result, we recognized a $23.0 million pre-tax non-cash impairment charge during the three months ended March 31, 2020.
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
11. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as Floor Plan Notes Payable—Trade on our consolidated balance sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Floor plan notes payable—trade	$65.1	$39.3
Floor plan notes payable offset account	(14.2)	(2.0)
Total floor plan notes payable—trade, net	$51.0	$37.3
We have a floor plan facility with Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period.
We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding floor plan notes payable—trade. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of using our floor plan offset account, we experienced a reduction in floor plan interest expense in our consolidated statements of income.

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
12. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as floor plan notes payable—non-trade on our consolidated balance sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Floor plan notes payable—new non-trade (a)	$613.6	$314.7
Floor plan notes payable—used non-trade	—	294.0
Floor plan notes payable offset account (b)	(613.6)	(81.5)
Total floor plan notes payable—non-trade, net	$—	$527.2
__________________________
(a) Floor plan notes payable—new non-trade as of December 31, 2022 and 2021 excludes $2.8 million and $9.1 million, respectively, classified as liabilities associated with assets held for sale.
(b) In addition to the $613.6 million shown above, we held $164.0 million in the floor plan notes payable offset account of which $100.8 million was reflected within cash and cash equivalents and $63.2 million was shown as an offset to loaner vehicles notes payable which is included in accounts payable and accrued liabilities within the consolidated balance sheets.
2019 Senior Credit Facility
In connection with the LHM acquisition, on October 29, 2021, we entered into a Third Amendment (the "October 29, 2021 Amendment") to the Third Amended and Restated Credit Agreement dated September 25, 2019 with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility").
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
On May 25, 2022, we and certain of our subsidiaries, as applicable, entered into an amendment to our 2019 Senior Credit Facility to revise the benchmark reference rate of LIBOR to SOFR applicable to interest payable under the New Vehicle Floor Plan Facility and the Used Vehicle Floor Plan Facility. See Note 14 "Debt" for further details of the revisions to the applicable facility.
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
In connection with the New Vehicle Floor Plan Facility, we continue to maintain an offset account with Bank of America that allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of our floor plan offset account, we experienced a reduction in floor plan interest expense in our consolidated statements of income.
Borrowings under the 2019 Senior Credit Facility bear interest, at our option, based on Daily Simple SOFR, as defined within the agreement, or the Base Rate, in each case plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) SOFR plus 0.10%, plus 1.00%, and (iv) 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, a range from 1.00% to 2.00% for Daily Simple SOFR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at our option, based on SOFR plus 0.10%, plus 1.10% or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at our option, based on SOFR plus 0.10%, plus 1.40% or the Base Rate plus 0.40%.
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

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Accounts payable	$147.4	$163.9
Loaner vehicles notes payable (a)	94.5	146.3
Taxes payable	91.8	125.7
Accrued compensation	89.0	118.5
Accrued insurance	39.2	31.5
Accrued interest	33.0	24.3
Accrued finance and insurance chargebacks	29.1	27.9
Customer deposits	23.5	23.2
Acquisition related liabilities	21.3	16.2
Unearned premium	13.6	13.0
Accrued licenses and regulatory fees	9.9	9.6
Customer we owe liabilities	7.0	7.0
Accrued advertising	4.3	3.3
Other	41.5	32.4
Accounts payable and accrued liabilities	$645.0	$742.9
____________________________
(a) Loaner vehicles notes payable as of December 31, 2022 and 2021 excluded $0.8 million and $4.6 million classified as liabilities associated with assets held for sale, respectively. The December 31, 2022 balance also reflects a $63.2 million floor plan offset.

14. DEBT
Long-term debt consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates (the weighted average interest rates were 5.4% and 4.6% for the year ended December 31, 2022 and 2021, respectively) (a)	38.3	71.8
2021 Real Estate Facility	660.6	689.7
2021 BofA Real Estate Facility	173.3	180.7
2018 Bank of America Facility (b)	54.5	78.8
2018 Wells Fargo Master Loan Facility	76.9	81.9
2013 BofA Real Estate Facility	24.9	31.1
2015 Wells Fargo Master Loan Facility	42.3	53.2
2019 Syndicated Revolving Credit Facility	—	169.0
Finance lease liability	8.4	8.4
Total debt outstanding	3,329.2	3,614.5
Add—unamortized premium on 4.50% Senior Notes due 2028	0.8	1.0
Add—unamortized premium on 4.75% Senior Notes due 2030	1.6	1.8
Less—debt issuance costs	(30.4)	(34.7)
Long-term debt, including current portion	3,301.2	3,582.6
Less—current portion, net of debt issuance costs	(84.5)	(62.5)
Long-term debt	$3,216.8	$3,520.1
____________________________
(a) Mortgage notes payable as of December 31, 2022 excludes $2.7 million classified as liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Bank of America Facility as of December 31, 2022 exclude $4.1 million classified as liabilities associated with assets held for sale.
The aggregate maturities of long-term debt as of December 31, 2022 are as follows (in millions):

2023	$63.1
2024	86.0
2025	148.2
2026	569.9
2027	12.8
Thereafter	2,449.2
Total maturities of long-term debt	$3,329.2
Senior Notes issued in 2021
In connection with the LHM acquisition, on November 19, 2021, the Company completed its offering of $800 million aggregate principal amount of 4.625% senior notes due 2029 (the "2029 Notes") and $600 million aggregate principal amount of 5.000% senior notes due 2032 (the "2032 Notes").
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
Mortgage Financings
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). As of December 31, 2022 and 2021, we had total mortgage notes payable outstanding of $38.3 million and $71.8 million, respectively, that are collateralized by the associated real estate, which excludes amounts classified as liabilities associated with assets held for sale.
2021 Real Estate Facility
On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $689.7 million (the "2021 Real Estate Facility"). The Company used the proceeds from these borrowings to finance the purchase of the real property in connection with the LHM acquisition as well as other recent acquisitions and other unencumbered real property.
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
As of December 31, 2022 and 2021, we had $660.6 million and $689.7 million, respectively, in term loans outstanding under the 2021 Real Estate Facility.
2021 BofA Real Estate Facility
On May 25, 2022, we entered into the second amendment to the credit agreement to, among other things, revise the benchmark interest rate payable on term loans under our 2021 BofA Real Estate Facility. Interest is payable, at our option, based on (1) SOFR plus 0.10%, plus 1.65% per annum or (2) the Base Rate plus 0.65% per annum. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, (iii) SOFR plus 0.10%, plus 1.00%, and (iv) 1.00%.
On May 20, 2021, the Company and certain of its subsidiaries borrowed $184.4 million under a real estate term loan credit agreement, dated as of May 10, 2021 (the "2021 BofA Real Estate Credit Agreement"), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the "2021 BofA Real Estate Facility"). The Company used the proceeds from these borrowings to finance the exercise of its option to purchase certain of the leased real property under the definitive agreements entered into in connection with the acquisition of the Park Place Dealerships. The Company completed the purchase of the leased real property on May 20, 2021.

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
As of December 31, 2022 and 2021, we had $173.3 million and $180.7 million, respectively, in term loans outstanding under the 2021 BofA Real Estate Facility.
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
On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. Term loans under our 2018 BofA Real Estate Facility bear interest, at our option, based on LIBOR plus 1.50% or the Base Rate (as described below) plus 0.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty-year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on November 13, 2025. Borrowings under the 2018 BofA Real Estate Facility are guaranteed by each of our operating dealership subsidiaries whose real estate is financed under the 2018 BofA Real Estate Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
As of December 31, 2022 and 2021, we had $54.5 million and $78.8 million, respectively, in term loans outstanding under the 2018 BofA Real Estate Facility, which excludes amounts classified as liabilities associated with assets held for sale.
2018 Wells Fargo Master Loan Facility
On June 1, 2022, certain of our subsidiaries entered into the second amendment to the master loan agreement that revised interest payable from a LIBOR reference rate to SOFR plus 0.10%, plus an applicable margin based on a pricing grid ranging from 1.50% to 1.85% per annum based on our consolidated total lease adjusted leverage ratio.
On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement" and, together with the 2013 BofA Real Estate Credit Agreement, the 2015 Wells Fargo Master Loan Agreement and the 2018 BofA Real Estate Agreement, the "Existing Real Estate Credit Agreements") with Wells Fargo Bank, National Association, as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "Wells Fargo Master Loan Facility"), subject to customary terms and conditions (the "2018 Wells Fargo Master Loan Facility" and, together with the 2013 BofA Real Estate Facility, the 2015 Wells Fargo Master Loan Facility and the 2018 BofA Real Estate Facility, the "Existing Real Estate Facilities"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. Term loans under the 2018 Wells Fargo Master Loan Facility bear interest based on LIBOR plus an applicable margin based on a pricing grid ranging from 1.50% per annum to 1.85% per annum based on our consolidated total lease adjusted leverage ratio. We are required to make quarterly principal payments with respect to the initial amount of each loan in 108 equal monthly principal payments based on a hypothetical nineteen-year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on December 1, 2028. Borrowings under the 2018 Wells Fargo Master Loan Facility can be voluntarily prepaid in whole or in part any time without premium or penalty. Borrowings under the 2018 Wells Fargo Master

Loan Facility are guaranteed by us pursuant to an unconditional guaranty, and all of the real property financed by any of our operating dealership subsidiaries under the 2018 Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions.
On June 26, 2020, the Company borrowed an additional $69.4 million under the 2018 Wells Fargo Master Loan Facility. As of December 31, 2022 and 2021, we had $76.9 million and $81.9 million, respectively, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility.
2015 Wells Fargo Master Loan Facility
On June 1, 2022, certain of our subsidiaries entered into the second amendment to the master loan agreement that revised interest payable from a LIBOR reference rate to SOFR plus 0.10%, plus 1.85% per annum.
On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (as amended, restated or supplemented from time to time, the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides form term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Our right to make draws under the 2015 Wells Fargo Master Loan Facility terminated on February 1, 2016. Term loans under the 2015 Wells Fargo Master Loan Facility bear interest based on LIBOR plus 1.85%. We are required to make quarterly principal payments with respect to the initial amount of each loan in 108 equal monthly principal payments based on a hypothetical nineteen-year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on February 1, 2025. Borrowings under the 2015 Wells Fargo Master Loan Facility can be voluntarily prepaid in whole or in part any time without premium or penalty. Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us pursuant to an unconditional guaranty, and all of the real property financed by any of our operating dealership subsidiaries under the 2015 Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions.
As of December 31, 2022 and 2021, we had $42.3 million and $53.2 million, respectively, outstanding under the 2015 Wells Fargo Master Loan Facility.
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
On September 26, 2013, we entered into a real estate term loan credit agreement (the "2013 BofA Real Estate Credit Agreement") with Bank of America, N.A. ("Bank of America"), as lender, providing for term loans in an aggregate amount not to exceed $75.0 million, subject to customary terms and conditions (the "2013 BofA Real Estate Facility"). Term loans under our 2013 BofA Real Estate Facility bear interest, at our option, based on LIBOR plus 1.50% or the Base Rate (as described below) plus 0.50%. The Base Rate is the highest of (i) the Federal Funds rate plus 0.50%, (ii) the Bank of America prime rate, and (iii) one month LIBOR plus 1.0%. Our right to make draws under the 2013 BofA Real Estate Facility terminated on December 26, 2013. We are required to make quarterly principal payments of 1.25% of the initial amount of each loan on a twenty-year repayment schedule, with a balloon repayment of the outstanding principal amount of loans due on September 26, 2023. Borrowings under the 2013 BofA Real Estate Facility are guaranteed by each of our operating dealership subsidiaries whose real estate is financed under the 2013 BofA Real Estate Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
As of December 31, 2022 and 2021, we had $24.9 million and $31.1 million, respectively, in term loans outstanding under the 2013 BofA Real Estate Facility.

Summary of Mortgages
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and year of maturity as of December 31, 2022 and 2021:

	As of December 31, 2022			As of December 31, 2021
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$38.3	$98.0	2023-2024	$70.9	$152.2	2022-2024
Other mortgage debt (a)	—	—	N/A	0.8	42.8	2022
2021 Real Estate Facility	660.6	864.6	2026	689.7	928.9	2026
2021 BofA Real Estate Facility	173.3	197.3	2031	180.7	199.4	2031
2018 BofA Real Estate Facility (b)	54.5	78.7	2025	78.8	105.0	2025
2018 Wells Fargo Master Loan Facility	76.9	105.0	2028	81.9	105.3	2028
2013 BofA Real Estate Facility	24.9	61.7	2023	31.1	71.8	2023
2015 Wells Fargo Master Loan Facility	42.3	84.2	2025	53.2	95.3	2025
Total mortgage debt	$1,070.8	$1,489.5		$1,187.1	$1,700.7
___________________________
(a) Amounts reflected for the mortgage notes payable as of December 31, 2022, exclude $2.7 million classified as liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Bank of America Facility as of December 31, 2022, exclude $4.1 million classified as liabilities associated with assets held for sale.
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
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2019 Senior Credit Facility includes a $450.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations and is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2022, we had

$12.7 million in outstanding letters of credit, nothing drawn on our Revolving Credit Facility and $48.3 million of borrowing availability, with an additional $389.0 million available to convert from our new vehicle floorplan facility. As of December 31, 2021, we had $10.8 million in outstanding letters of credit, $169.0 million drawn on our Revolving Credit Facility and $270.2 million of borrowing availability. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
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

•The Company may otherwise make restricted payments only up the cumulative capacity above. Our restricted payment capacity balance as of December 31, 2022 and 2021 was $1.11 billion and $958.6 million, respectively.
Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2022. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
The representations and covenants contained in the 2021 BofA Real Estate Facility are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2021 BofA Real Estate Facility. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2021 BofA Real Estate Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding thereunder.
The representations and covenants contained in the 2021 Real Estate Facility are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2021 Real Estate Facility. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2021 Real Estate Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding thereunder.
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
Financial instruments consist primarily of cash and cash equivalents, investments, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable, and interest rate swap instruments. The carrying values of our financial instruments, with the exception of subordinated long-term debt and mortgage notes payable, approximate fair value primarily due to (i) their short-term nature, (ii) recently completed market transactions, or (iii) existence of variable interest rates, which approximate market rates. The fair value of our subordinated long-term debt is based on reported market prices in an inactive market that reflects Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs.
A summary of the carrying values and fair values of our Notes and our mortgage notes payable is as follows:

	As of December 31,
	2022	2021
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$409.5	$401.6
4.625% Senior Notes due 2029	789.1	787.9
4.75% Senior Notes due 2030	441.7	441.2
5.00% Senior Notes due 2032	591.5	590.9
Mortgage notes payable (a)	1,061.1	1,183.6
Total carrying value	$3,292.9	$3,405.2

Fair Value:
4.50% Senior Notes due 2028	$354.4	$413.6
4.625% Senior Notes due 2029	672.0	815.0
4.75% Senior Notes due 2030	372.7	455.0
5.00% Senior Notes due 2032	492.0	621.8
Mortgage notes payable (a)	1,069.8	1,196.6
Total fair value	$2,960.9	$3,502.0
____________________________
(a) Mortgage notes payable as of December 31, 2022, excludes $6.8 million classified as liabilities associated with assets held for sale.

Interest Rate Swap Agreements
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform. The following table provides information on the attributes of each swap as of December 31, 2022:

Inception Date	Notional Value at Inception	Notional Value as of December 31, 2022	Notional Value at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$288.8	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$173.3	$110.6	May 2031
July 2020	$93.5	$81.4	$50.6	December 2028
July 2020	$85.5	$73.4	$57.3	November 2025
June 2015	$100.0	$64.0	$53.1	February 2025
November 2013	$75.0	$41.5	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value of our swaps for the years ended December 31, 2022 and 2021, reflect a net asset of $102.4 million and net liability of $0.9 million, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the consolidated balance sheets:

	As of December 31,
	2022	2021
	(In millions)
Other current assets	$29.6	$—
Other current liabilities	—	(3.8)
Other long-term assets	72.8	5.5
Other long-term liabilities	—	(2.6)
Total fair value	$102.4	$(0.9)
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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2022	$100.8	Other interest expense, net	$(2.4)
2021	$11.0	Other interest expense, net	$4.7
2020	$(6.1)	Other interest expense, net	$(2.5)

 On the basis of yield curve conditions as of December 31, 2022 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive loss into earnings within the next 12 months will be losses of $29.6 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.6	$—	$—	$6.6
Short-term investments	0.6	4.8	—	5.4
U.S Treasury	11.6	—	—	11.6
Municipal	—	22.4	—	22.4
Corporate	—	79.7	—	79.7
Mortgage and other asset backed securities	—	72.6	—	72.6
Total debt securities	12.2	179.5	—	191.7
Common stock	48.7	—	—	48.7
Total	$60.9	$179.5	$—	$240.4
Total Investments, at fair value				$240.4

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.0	$—	$—	$6.0
Short-term investments	2.9	8.1	—	11.0
U.S Treasury	7.4	—	—	7.4
Municipal	—	28.2	—	28.2
Corporate	—	9.5	—	9.5
Mortgage and other asset backed securities	—	8.8	—	8.8
Total debt securities	10.3	54.6	—	64.9
Common stock	65.2	—	—	65.2
Total	$75.5	$54.6	$—	$130.1
Investments measured at net asset value (a)				4.4
Total Investments, at fair value				$134.5
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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Loss to Earnings
2022	$(6.0)	Revenue-Finance and Insurance, net	$(1.9)
2021	$—	Revenue-Finance and Insurance, net	$—
2020	$—	Revenue-Finance and Insurance, net	$—
16. INCOME TAXES
The components of income tax expense are as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Current:
Federal	$142.0	$113.9	$64.5
State	30.8	20.8	9.8
Total current income tax expense	172.8	134.7	74.3
Deferred:
Federal	130.7	24.8	9.2
State	18.3	5.8	0.2
Total deferred income tax expense	149.0	30.6	9.4
Total income tax expense	$321.8	$165.3	$83.8

A reconciliation of the statutory federal rate to the effective tax rate is as follows (dollar amounts shown in millions):

	For the Year Ended December 31,
	2022	%	2021	%	2020	%
Income tax provision at the statutory rate	$277.0	21.0	$146.5	21.0	$71.0	21.0
State income tax expense, net of federal benefit	42.7	3.2	21.0	3.0	10.1	3.0
Non-deductible items	1.6	0.1	0.6	0.1	1.3	0.4
Other, net	0.5	0.1	(2.8)	(0.4)	1.3	0.4
Income tax expense	$321.8	24.4	$165.3	23.7	$83.8	24.8

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Deferred income tax assets:
Deferred revenue	$35.7	$139.4
F&I chargeback liabilities	13.2	$11.9
Other accrued liabilities	6.6	2.2
Stock-based compensation	3.1	2.7
Operating lease right-of-use assets	59.1	67.2
Other, net	9.4	10.4
Total deferred income tax assets	$127.1	$233.8
Deferred income tax liabilities:
Intangible asset amortization	(91.0)	(43.5)
Depreciation	(52.1)	(51.7)
Operating lease liabilities	(57.5)	(65.6)
Investments, net	(24.0)	(1.9)
Other, net	(3.2)	(2.0)
Total deferred income tax liabilities	$(227.8)	$(164.7)
Net deferred income tax (liabilities)/ assets	$(100.7)	$69.1
There were no valuation allowances recorded against the deferred tax assets as of December 31, 2022 or 2021.
As of December 31, 2022 and 2021, we had income taxes payable of $21.5 million and $47.0 million, respectively included in accounts payable and accrued liabilities.
As of December 31, 2022, we had a state net operating loss ("NOL") carryforward of $30.3 million and a deferred tax asset of $1.3 million to reflect the benefit. This NOL will expire in 2042.
The statutes of limitation related to our consolidated Federal income tax returns are closed for all tax years up to and including 2018. The expiration of the statutes of limitation related to the various state income tax returns that we and our subsidiaries file varies by state. The 2017 through 2021 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
17. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Unearned premiums	$23.1	$24.0
Accrued finance and insurance chargebacks	24.9	22.4
Unclaimed property	5.1	4.6
Interest rate swap	—	2.6
Other	0.5	7.1
Other long-term liabilities	$53.5	$60.8
18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2022, 2021, and 2020, we made interest payments, including amounts capitalized, totaling $147.2 million, $92.2 million, and $62.6 million, respectively. Included in these interest payments are $8.4 million, $8.7 million, and $19.4 million, of floor plan interest payments for the years ended December 31, 2022, 2021, and 2020, respectively.

During the years ended December 31, 2022, 2021, and 2020 we made income tax payments, net of refunds received, totaling $198.4 million, $114.2 million, and $48.6 million, respectively.
During the years ended December 31, 2022, 2021, and 2020, we transferred $281.4 million, $216.3 million, and $163.5 million, respectively, of loaner vehicles from other current assets to inventory in our consolidated balance sheets.
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

Balance Sheet Presentation

		As of December 31,
Leases	Classification	2022	2021
		(In millions)
Assets:
Current
Operating	Assets held for sale	$—	$7.1
Non-Current
Operating	Operating lease right-of-use assets	235.4	261.0
Finance	Property and equipment, net	8.1	8.4
Total right-of-use assets		$243.5	$276.5
Liabilities:
Current
Operating	Current maturities of operating leases	$23.6	$25.8
Operating	Liabilities held for sale	—	2.7
Finance	Current maturities of long-term debt	—	—
Non-Current
Operating	Operating lease liabilities	218.4	242.0
Operating	Liabilities held for sale	—	4.4
Finance	Long-term debt	8.4	8.4
Total lease liabilities		$250.4	$283.3

Lease Term and Discount Rate

	As of December 31,
	2022	2021
Weighted Average Lease Term - Operating Leases	14.4 years	14.4 years
Weighted Average Lease Term - Finance Lease	37.7 years	38.7 years
Weighted Average Discount Rate - Operating Leases	4.7%	4.5%
Weighted Average Discount Rate - Finance Lease	4.4%	4.3%

Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022	2021
	(In millions)
Finance lease cost (Interest)	$0.4	$0.4
Operating lease cost	38.1	33.9
Short-term lease cost	4.3	1.1
Variable lease cost	2.4	2.5
	$45.1	$37.9
Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022	2021
	(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.4	$0.4
Operating cash flows from operating leases	38.1	32.9
Financing cash flows from finance lease	—	0.1
Right-of-use assets obtained in exchange for new finance lease liabilities	—	8.4
Right-of-use assets obtained in exchange for new operating lease liabilities	6.2	69.2
Changes to finance lease right-of-use asset resulting from lease reassessment event	—	(14.6)
During the years ended December 31, 2022 and 2021, we obtained $6.2 million and $69.2 million, respectively, of right-of-use assets in exchange for new operating lease liabilities. The activity during the year ended December 31, 2021 was primarily as a result of business combinations.
During the twelve months ended December 31, 2021, we reassessed and remeasured an existing real estate lease, which was previously accounted for as a finance lease due to the presence of a purchase price option which we concluded we are no longer reasonably certain to exercise.

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of December 31, 2022, including leases related to liabilities associated with assets held for sale.

	Finance	Operating
	(In millions)
2023	$0.4	$34.2
2024	0.4	27.6
2025	0.4	26.2
2026	0.4	24.6
2027	0.4	21.7
Thereafter	16.1	205.7
Total minimum lease payments	$18.1	$340.1
Less: Amount of lease payments representing interest	(9.7)	(98.1)
Present value of future minimum lease payments	$8.4	$242.0
Less: current obligations under leases	—	(23.6)
Long-term lease obligation	$8.4	$218.4
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

20. SEGMENT INFORMATION
As of December 31, 2022, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider is reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
Goodwill acquired in the LHM Acquisition of $668.7 million and $536.6 million was allocated to the Dealership and TCA segments, respectively. The allocation was based on the net assets acquired in the Dealership and TCA segments.
The majority of TCA’s revenue arises from sales through our affiliated dealerships. Intercompany profits and losses are eliminated in consolidation.

Reportable segment financial information for the years ended December 31, 2022 and 2021 is as follows:

	As of and for the year ended December 31, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$15,341.1	$245.8	$(153.0)	$15,433.8
Gross profit	3,036.0	53.8	10.8	3,100.6

Depreciation and amortization	68.2	0.8	—	69.0

Selling, general and administrative expense	1,786.3	7.0	(30.0)	1,763.4

Interest expense
Floor plan interest expense	8.4	—	—	8.4
Other interest expense, net	152.2	—	—	152.2
Total interest expense	$160.6	$—	$—	$160.6

Capital expenditures	94.6	—	—	94.6

Total assets	$7,170.8	$869.2	$(18.6)	$8,021.4

	As of and for the year ended December 31, 2021
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$9,836.7	$12.0	$(11.0)	$9,837.7
Gross profit	1,901.7	5.5	(5.0)	1,902.2

Depreciation and amortization	41.9	—	—	41.9

Selling, general and administrative expense	1,076.9	0.3	(3.3)	1,073.9

Interest expense
Floor plan interest expense	8.2	—	—	8.2
Other interest expense, net	93.9	—	—	93.9
Total interest expense	$102.1	$—	$—	$102.1

Capital expenditures	74.2	—	—	74.2

Total assets	$7,289.7	$762.6	$(49.7)	$8,002.6
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
We had $12.7 million of letters of credit outstanding as of December 31, 2022, which are required by certain of our insurance providers. In addition, as of December 31, 2022, we maintained a $17.2 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
22. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
On March 13, 2012, our Board of Directors, upon the recommendation of our Compensation and Human Resources Committee, approved the 2012 Equity Incentive Plan (the "2012 Plan"). On April 18, 2012, our shareholders approved the 2012 Plan, which replaced our previous equity incentive plan. The 2012 Plan expired on March 13, 2022 and provided for the grant of options, performance share units, restricted share units, and shares of restricted stock to our directors, officers, and employees in the total amount of 1.5 million shares.
On April 17, 2019, the stockholders of the Company approved the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan (the "2019 Plan") and authorized a total of 1,590,000 shares of common stock for issuance under the 2019 Plan ("Plan Shares"). The Plan Shares include 641,363 shares of common stock which remained unissued under the 2012 Plan. No further grants of awards will be made under the 2012 Plan; however outstanding awards under the 2012 Plan will continue in effect in accordance with their terms and conditions. There were approximately 1.4 million shares available for grant in accordance with the 2019 Plan as of December 31, 2022.
We issue shares of our common stock upon the vesting of performance share units or restricted share units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of equity-based awards, we repurchase a portion of the shares issued equal to the amount of employee income tax withholding.

We recognized $20.6 million ($5.0 million tax benefit), $16.2 million ($3.9 million tax benefit), and $12.6 million ($3.2 million tax benefit) in share-based compensation expense for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $16.1 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the 2012 Plan and 2019 Plan, and the weighted average period over which it is expected to be recognized is 1.6 years. Further, we expect to recognize $2.1 million of this expense in 2023, $8.8 million in 2024, $5.2 million in 2025.
Performance Share Units
During the year ended December 31, 2022, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 71,502 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved, and is recognized on a graded basis over the three-year vesting period.
The following table summarizes information about performance share units for 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	137,729	$118.07
Granted	71,502	185.05
Vested	(57,563)	99.65
Forfeited or unearned	(48,009)	130.53
Non-vested at December 31, 2022	103,659	$165.94
The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Year Ended December 31,
	2022	2021	2020
Weighted average grant-date fair value of performance share units granted	$185.05	$132.52	$96.31
Total fair value of performance share units vested (in millions)	$5.7	$5.7	$4.9
Restricted Share Units
During the year ended December 31, 2022, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 82,603 shares of restricted share units. Restricted share units vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted share units is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.

The following table summarizes information about restricted share units for 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	116,747	$125.33
Granted	82,603	184.67
Vested	(64,923)	130.63
Forfeited	(15,662)	149.94
Non-vested at December 31, 2022	118,765	$157.34
The weighted average grant-date fair value of restricted share units and total fair value of restricted share units vested are summarized in the following table:

	For the Year Ended December 31,
	2022	2021	2020
Weighted average grant-date fair value of restricted share units granted	$184.67	$150.38	$94.07
Total fair value of restricted share units vested (in millions)	$8.5	$3.8	$0.3

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
The following table summarizes information about restricted stock awards for 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	38,535	$68.61
Granted	—	—
Vested	(33,347)	68.54
Forfeited	(121)	69.18
Non-vested at December 31, 2022	5,067	$69.08
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Year Ended December 31,
	2022	2021	2020
Weighted average grant-date fair value of restricted stock granted	$—	$—	$—
Total fair value of restricted stock awards vested (in millions)	$2.3	$8.6	$5.1
Employee Retirement Plan
The Company sponsors the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible compensation. IRS rules limited total participant contributions during 2022 to $20,500, or $27,000 if age 50 or more. After one year of employment, we match 50% of employees' contributions up to 6% of their eligible compensation. Employer contributions vest on a graded basis over 4 years after the date of hire. The Company's match was suspended during part of 2020 as a result of the economic uncertainty associated with the COVID-19 pandemic. The Company's expense related to employer matching contributions totaled $18.0 million, $5.3 million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, solely as a result of the material weakness described below.
Notwithstanding the foregoing, there were no changes to previously issued financial statements and management did not identify any misstatements in our financial statements as a result of this material weakness. Our principal executive officer and principal financial officer believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, and solely due to the material weakness described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued a report expressing an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. Their reports are contained herein.

Material Weakness
The Larry H. Miller Dealerships ("LHM") and entities comprising the Finance and Insurance product provider, Total Care Auto, Powered by Landcar ("TCA") were acquired on December 17, 2021 and represent approximately 34% of the Company’s total revenues for the year ended December 31, 2022. LHM and TCA were not included in the Company's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, as the Securities and Exchange Commission ("SEC") rules provide companies one year to assess controls at an acquired entity. Additionally, prior to being acquired by the Company, LHM and TCA were not required to file reports with the SEC. Accordingly, during the year ended December 31, 2022, we performed our first comprehensive assessment of the design and effectiveness of internal controls at LHM and TCA.
As a result of deficiencies in information technology general controls ("ITGCs") identified at LHM and TCA that constitute a material weakness, we determined that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Specifically, the material weakness is due to control deficiencies in the design of the user access reviews for segregation of duties ("SOD") configurations and appropriate administrative access for certain key applications at LHM and TCA. The ineffective ITGCs limited the level of assurance over the completeness and accuracy of information used in certain automated and manual business process controls.

Remediation Efforts
Management has and will continue to evaluate the design of user access controls and SOD configurations for key applications at LHM and TCA. Where needed, access rights and assigned job responsibilities are being changed to resolve instances of inappropriate or excessive user access capabilities, and SOD conflicts. Additionally, key applications at LHM and TCA will follow the same standards of the Company’s legacy ITGC environment.
We expect that the material weakness will be fully remediated in 2023, once the remediated controls have operated for a sufficient period for management to conclude, through testing, that the controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Reference is made to the information to be set forth in the "Proposal No. 1 Election of Directors," "Governance of the Company," "2022 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Executive Officers" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation and Human Resources Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "2022 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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
2.1
Purchase Agreement, dated September 28, 2021, by and among Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified members of the Larry H. Mill Dealership family of entities (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*+

2.2	Real Estate Purchase Agreement, dated September 28, 2021, by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and Miller Family Real Estate L.L.C. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)* +
2.3	Purchase Agreement, dated September 28, 2021, by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified equity owners of the Total Care Auto, Powered by Landcar insurance business affiliated with the Larry H. Miller Dealership family of entities (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)* +
3.2	Bylaws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1	Indenture relating to the Senior Notes due 2028, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
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

4.3	Second Supplemental Indenture relating to the Senior Notes due 2028, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.4	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.6	First Supplemental Indenture relating to the Senior Notes due 2030, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
4.7	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*

4.8	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.9	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.10	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.11	Indenture relating to the Senior Notes 2029, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.12	First Supplemental Indenture relating to the Senior Notes due 2029, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.13	Form of 4.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.14	Indenture relating to the Senior Notes 2032, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.15	First Supplemental Indenture relating to the Senior Notes due 2032, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.16	Form of 5.000% Senior Note due 2029 (included as Exhibit A in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
74.19	Description of Registrant's Securities (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc., dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.10**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Patrick J. Guido, dated as of May 11, 2020 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.14**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Daniel Clara dated as of July 28, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.15**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.16**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.17**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.18**	Letter Agreement between Asbury Automotive Group, Inc. and Michael Welch, dated as of June 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 6, 2021)*
10.19**	Letter Agreement between Asbury Automotive Group, Inc. and Nathan Briesemeister, dated as of October 10, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022)*
10.20	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*
10.21	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.22	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.23	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.25	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.26	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.27	First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*
10.28	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 3, 2020)*
10.29	Third Amendment to the Third Amended and Restated Credit Agreement, dated October 29, 2021, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
10.30	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the guarantors party thereto, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.31	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.32	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.33	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.34	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.35	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.36	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020)*

10.37	Second Amendment to the Amended and Restated Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)
10.38	Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*
10.39	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.40	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)*
10.41	Second Amendment to the Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.42	Third Amendment to the Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.43	Third Amendment to the Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.44	Second Amendment to the Credit Agreement, dated as of May 25, 2022, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.45	Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an l/c issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 4, 2022)*
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	March 1, 2023	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	March 1, 2023
(David W. Hult)

/s/ Michael D. Welch	Senior Vice President and Chief Financial Officer	March 1, 2023
(Michael D. Welch)

/s/ Nathan E. Briesemeister	Vice President, Chief Accounting Officer and	March 1, 2023
(Nathan E. Briesemeister)	Controller

/s/ Thomas J. Reddin	Director	March 1, 2023
(Thomas J. Reddin)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	March 1, 2023
(Joel Alsfine)

/s/ William D. Fay	Director	March 1, 2023
(William D. Fay)

/s/ Juanita T. James	Director	March 1, 2023
(Juanita T. James)

/s/ Philip F. Maritz	Director	March 1, 2023
(Philip F. Maritz)

/s/ Maureen F. Morrison	Director	March 1, 2023
(Maureen F. Morrison)

/s/ Bridget M. Ryan-Berman	Director	March 1, 2023
(Bridget M. Ryan-Berman)

/s/ Hilliard C. Terry, III	Director	March 1, 2023
(Hilliard C. Terry, III)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1
Purchase Agreement, dated September 28, 2021, by and among Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified members of the Larry H. Mill Dealership family of entities (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*+

2.2	Real Estate Purchase Agreement, dated September 28, 2021, by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and Miller Family Real Estate L.L.C. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)* +
2.3	Purchase Agreement, dated September 28, 2021, by and between Asbury Automotive Group, LLC, through one of its subsidiaries, and certain identified equity owners of the Total Care Auto, Powered by Landcar insurance business affiliated with the Larry H. Miller Dealership family of entities (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)* +
3.2	Bylaws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1	Indenture relating to the Senior Notes due 2028, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
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

4.3	Second Supplemental Indenture relating to the Senior Notes due 2028, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.4	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.6	First Supplemental Indenture relating to the Senior Notes due 2030, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
4.7	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.8	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.9	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.10	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*

4.11	Indenture relating to the Senior Notes 2029, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.12	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.13	Form of 4.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.14	Indenture relating to the Senior Notes 2032, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.15	First Supplemental Indenture relating to the Senior Notes due 2032, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.16	Form of 5.000% Senior Note due 2029 (included as Exhibit A in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
74.19	Description of Registrant's Securities (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*
10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc., dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.10**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*

10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Patrick J. Guido, dated as of May 11, 2020 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.14**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Daniel Clara dated as of July 28, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.15**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.16**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.17**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.18**	Letter Agreement between Asbury Automotive Group, Inc. and Michael Welch, dated as of June 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 6, 2021)*
10.19**	Letter Agreement between Asbury Automotive Group, Inc. and Nathan Briesemeister, dated as of October 10, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022)*
10.20	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*
10.21	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.22	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.23	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.25	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.26	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.27	First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*
10.28	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 3, 2020)*
10.29	Third Amendment to the Third Amended and Restated Credit Agreement, dated October 29, 2021, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
10.30	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the guarantors party thereto, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.31	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.32	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.33	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.34	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.35	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.36	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020)*
10.37	Second Amendment to the Amended and Restated Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)
10.38	Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*

10.39	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.40	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)*
10.41	Second Amendment to the Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.42	Third Amendment to the Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.43	Third Amendment to the Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.44	Second Amendment to the Credit Agreement, dated as of May 25, 2022, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.45	Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an l/c issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 4, 2022)*
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.