Form 10-Q
period 2023-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2023-04-28
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 25, 2023 was 21,534,085.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296.8	$235.3
Short-term investments	5.5	5.4
Contracts-in-transit, net	156.3	220.8
Accounts receivable, net	166.6	171.9
Inventories, net	1,081.4	959.2
Assets held for sale	44.9	29.1
Other current assets	298.8	288.1
Total current assets	2,050.2	1,909.8
INVESTMENTS	280.8	235.0
PROPERTY AND EQUIPMENT, net	1,930.5	1,941.0
OPERATING LEASE RIGHT-OF-USE ASSETS	239.7	235.4
GOODWILL	1,783.4	1,783.4
INTANGIBLE FRANCHISE RIGHTS	1,800.1	1,800.1
OTHER LONG-TERM ASSETS	98.1	116.7
Total assets	$8,182.8	$8,021.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$45.6	$51.0
Floor plan notes payable—non-trade, net	—	—
Current maturities of long-term debt	83.1	84.5
Current maturities of operating leases	22.6	23.6
Accounts payable and accrued liabilities	672.2	645.0
Deferred revenue—current	221.8	218.9
Liabilities associated with assets held for sale	23.1	10.5
Total current liabilities	1,068.3	1,033.4
LONG-TERM DEBT	3,194.8	3,216.8
LONG-TERM LEASE LIABILITY	224.2	218.4
DEFERRED REVENUE	491.9	495.0
DEFERRED INCOME TAXES	99.3	100.7
OTHER LONG-TERM LIABILITIES	55.1	53.5
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 43,549,857 and 43,593,809 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,288.0	1,281.4
Retained earnings	2,763.3	2,610.1
Treasury stock, at cost; 22,015,888 and 22,024,479 shares, respectively	(1,064.3)	(1,063.0)
Accumulated other comprehensive gain	61.8	74.4
Total shareholders' equity	3,049.2	2,903.5
Total liabilities and shareholders' equity	$8,182.8	$8,021.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
REVENUE:
New vehicle	$1,767.7	$1,855.6
Used vehicle	1,126.5	1,350.9
Parts and service	515.6	501.9
Finance and insurance, net	172.5	203.4
TOTAL REVENUE	3,582.3	3,911.8
COST OF SALES:
New vehicle	1,588.8	1,631.6
Used vehicle	1,049.5	1,251.6
Parts and service	233.5	225.4
Finance and insurance	14.3	11.2
TOTAL COST OF SALES	2,886.1	3,119.8
GROSS PROFIT	696.2	792.0
OPERATING EXPENSES:
Selling, general, and administrative	403.0	455.5
Depreciation and amortization	16.7	18.4
Other operating income, net	—	(2.7)
INCOME FROM OPERATIONS	276.5	320.8
OTHER EXPENSES:
Floor plan interest expense	0.6	2.6
Other interest expense, net	37.3	37.6
Gain on dealership divestitures, net	—	(33.1)
Total other expenses, net	38.0	7.1
INCOME BEFORE INCOME TAXES	238.5	313.7
Income tax expense	57.1	76.0
NET INCOME	$181.4	$237.7
EARNINGS PER SHARE:
Basic—
Net income	$8.42	$10.43
Diluted—
Net income	$8.37	$10.38
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21.6	22.8
Performance share units	0.1	0.1
Diluted	21.7	22.9

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$181.4	$237.7
Other comprehensive income:
Change in fair value of cash flow swaps	(19.4)	42.2
Income tax benefit (expense) associated with cash flow swaps	4.7	(10.4)
Gains (losses) on available-for-sale debt securities	2.5	(2.2)
Income tax (expense) benefit associated with available-for-sale debt securities	(0.5)	0.2
Comprehensive income	$168.7	$267.5

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	181.4	—	—	—	181.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.7 million tax benefit	—	—	—	—	—	—	(14.6)	(14.6)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	2.0	2.0
Comprehensive income	—	—	—	181.4	—	—	(12.6)	168.7
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	120,575	—	—	—	—	—	—
Share repurchases	—	—	—	—	110,323	(20.7)	—	(20.7)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,613	(10.9)	—	(10.9)
Retirement of common stock	(164,527)	—	(2.0)	(28.2)	(164,527)	30.2	—	—
Balances, March 31, 2023	43,549,857	$0.4	$1,288.0	$2,763.3	22,015,888	$(1,064.3)	$61.8	$3,049.2

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5
Comprehensive Income:
Net income	—	—	—	237.7	—	—	—	237.7
Change in fair value of cash flow swaps, net of reclassification adjustment and $10.4 million tax expense	—	—	—	—	—	—	31.8	31.8
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.2 million tax benefit	—	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income	—	—	—	237.7	—	—	29.8	267.5
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,435	—	—	—	—	—	—	—
Share repurchases	—	—	1.4	—	1,069,203	(200.0)	—	(198.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,810	(8.9)	—	(8.9)
Retirement of common stock	(1,069,203)	—	(12.9)	(187.1)	(1,069,203)	200.0	$—	$—
Balances, March 31, 2022	44,098,525	$0.4	$1,274.1	$1,931.9	21,968,061	$(1,053.0)	$29.1	$2,182.5

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$181.4	$237.7
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	16.7	18.4
Share-based compensation	8.6	7.0
Deferred income taxes	2.8	(0.4)
Unrealized (gains) losses on investments	(3.1)	3.3
Loaner vehicle amortization	6.7	3.2
Gain on divestitures, net	—	(33.1)
Change in right-of-use assets	6.3	7.3
Other adjustments, net	0.8	0.4
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	64.5	(1.8)
Accounts receivable	5.2	35.7
Inventories	(33.3)	70.3
Other current assets	(109.5)	(82.5)
Floor plan notes payable—trade, net	(5.4)	(22.0)
Deferred revenue	(0.2)	15.5
Accounts payable and accrued liabilities	33.8	163.0
Operating lease liabilities	(5.9)	(7.0)
Other long-term assets and liabilities, net	2.3	(6.0)
Net cash provided by operating activities	171.7	409.0
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(15.2)	(20.8)
Divestitures	—	252.2
Purchases of debt securities—available-for-sale	(44.1)	(12.3)
Purchases of equity securities	—	(3.3)
Proceeds from the sale of debt securities—available-for-sale	3.5	12.2
Proceeds from the sale of equity securities	0.6	3.3
Net cash (used in) provided by investing activities	(55.2)	231.3
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	1,799.6	1,873.7
Floor plan repayments—non-trade	(1,798.2)	(2,004.1)
Floor plan repayments—divestitures	—	(19.9)
Repayments of borrowings	(15.3)	(7.7)
Proceeds from revolving credit facility	—	320.0
Repayments of revolving credit facility	—	(489.0)
Proceeds from issuance of common stock	—	1.4
Payment of debt issuance costs	—	(0.4)
Purchases of treasury stock	(30.2)	(200.0)
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(10.9)	(8.9)
Net cash used in financing activities	(55.0)	(534.9)
Net increase in cash and cash equivalents	61.5	105.4
CASH AND CASH EQUIVALENTS, beginning of period	235.3	178.9
CASH AND CASH EQUIVALENTS, end of period	$296.8	$284.3

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
As of March 31, 2023, we owned and operated 184 new vehicle franchises (139 dealership locations), representing 31 brands of automobiles, and 32 collision centers in 14 states. For the three months ended March 31, 2023, our new vehicle revenue brand mix consisted of 34% luxury, 38% imports and 28% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and Total Care Auto, Powered by Landcar ("TCA"). The Company reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Share Repurchases
Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as treasury stock. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings. During the three months ended March 31, 2023 and 2022, the Company repurchased 110,323 and 1,069,203 shares and retired 164,527 and 1,069,203 shares, of our common stock under our share repurchase program, respectively. The cash paid for share repurchases was $20.7 million and $200.0 million for the three months ended March 31, 2023 and 2022, respectively. From April 1, 2023 through April 27, 2023, the Company repurchased 149,765 shares for $28.7 million pursuant to a 10b5-1 agreement.

Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 4,005 and 2,123 restricted share units and 476 and 533 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities-Supplier Finance Programs. This standard serves to improve transparency about supplier finance programs. The ASU requires certain disclosures around key terms of outstanding supply chain finance programs and changes in obligations during a reporting period related to vendors participating in these programs. The new disclosure requirements do not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance is effective for fiscal years beginning after December 15, 2022, except for rollforward information, which is effective in the first quarter of 2024. Early adoption is permitted. The adoption of this new guidance on January 1, 2023 did not have a material impact on our condensed consolidated financial statements. Refer to Note 8, "Floor Plan Notes Payable."
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers for the three months ended March 31, 2023 and 2022 consists of the following:

	For the Three Months Ended March 31,
	2023	2022
	(In millions)
Revenue:
New vehicle	$1,767.7	$1,855.6
Used vehicle retail	1,021.6	1,217.0
Used vehicle wholesale	104.9	134.0
New and used vehicle	2,894.2	3,206.5
Sale of vehicle parts and accessories	126.0	130.2
Vehicle repair and maintenance services	389.6	371.7
Parts and service	515.6	501.9
Finance and insurance, net	172.5	203.4
Total revenue	$3,582.3	$3,911.8

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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Balance as of January 1, 2023	$14.7	$14.7	$37.2	$66.6
Transferred to receivables from contract assets recognized at the beginning of the period	(14.7)	(3.0)	—	(17.7)
Amortization of costs to obtain a contract with a customer	—	—	(2.0)	(2.0)
Costs incurred to obtain a contract with a customer	—	—	8.6	8.6
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	16.3	2.8	—	19.1
Balance as of March 31, 2023	$16.3	$14.5	$43.8	$74.6

Contract Assets (current), March 31, 2023	16.3	14.5	12.9	43.7
Contract Assets (long-term), March 31, 2023	—	—	30.9	30.9
Deferred Revenue
The condensed consolidated balance sheets reflect $713.7 million and $713.9 million of deferred revenue as of March 31, 2023 and December 31, 2022, respectively. Approximately $62.4 million of deferred revenue at December 31, 2022 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the three months ended March 31, 2023.
3. DIVESTITURES

During the three months ended March 31, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, and three franchises (three dealership locations) in the Denver, Colorado market. The Company recorded a pre-tax gain totaling $33.1 million, for the three months ended March 31, 2022, which is presented in our accompanying condensed consolidated statements of income as gain on dealership divestitures, net. There were no divestitures during the three months ended March 31, 2023.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
Vehicle receivables	$48.1	$50.4
Manufacturer receivables	42.1	43.3
Other receivables	78.6	80.5
Total accounts receivable	168.9	174.1
Less—Allowance for credit losses	(2.3)	(2.2)
Accounts receivable, net	$166.6	$171.9

5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
New vehicles	$643.0	$527.7
Used vehicles	308.5	304.4
Parts and accessories	129.9	127.2
Total inventories, net (a)	$1,081.4	$959.2
____________________________
(a) Inventories, net as of March 31, 2023 and December 31, 2022, excluded $5.0 million and $3.4 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventories by $9.5 million and $10.7 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, certain automobile manufacturer incentives reduced new vehicle inventory cost by $4.0 million and $2.7 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2023 and 2022 by $22.3 million and $25.5 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
Assets:
Inventory	$5.0	$3.4
Loaners, net	0.9	0.9
Property and equipment, net	36.0	24.0
Operating lease right-of-use assets	2.1	—
Goodwill	0.9	0.9
Total assets held for sale	44.9	29.1
Liabilities:
Floor plan notes payable—non-trade	4.2	2.8
Loaners notes payable	1.0	0.8
Current maturities of long-term debt	1.0	0.6
Current maturities of operating leases	0.5	—
Long-term debt	14.8	6.2
Operating lease liabilities	1.6	—
Total liabilities associated with assets held for sale	23.1	10.5
Net assets held for sale	$21.8	$18.7
As of March 31, 2023, assets held for sale consisted of one franchise (one dealership location), real estate associated with five used vehicle stores, one collision center, and one real estate property not currently used in our operations.
As of December 31, 2022, assets held for sale consisted of one franchise (one dealership location) in addition to one real estate property not currently used in our operations.

7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale, equity securities, and other investments measured at net asset value are as follows:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$5.5	$—	$—	$5.5
U.S. Treasury	11.9	0.1	(0.1)	11.9
Municipal	28.3	0.2	(0.2)	28.3
Corporate	93.8	0.6	(1.4)	93.0
Mortgage and other asset-backed securities	96.5	0.6	(1.1)	96.0
Total debt securities	236.0	1.5	(2.8)	234.6
Common stock	51.7	—	—	51.7
Total investments	$287.7	$1.5	$(2.8)	$286.3

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$5.4	$—	$—	$5.4
U.S. Treasury	11.8	—	(0.2)	11.6
Municipal	22.8	—	(0.4)	22.4
Corporate	81.8	0.2	(2.3)	79.7
Mortgage and other asset-backed securities	73.8	0.3	(1.4)	72.7
Total debt securities	195.5	0.5	(4.4)	191.7
Common stock	48.7	—	—	48.7
Total investments	$244.2	$0.5	$(4.4)	$240.4
The Company had an unrealized gain of $2.6 million and an unrealized loss of $0.4 million related to equity securities held as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $1.5 million and $1.3 million of accrued interest receivable, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.

A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of March 31, 2023
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$5.5	$5.5
Due in 1-5 years	87.7	87.0
Due in 6-10 years	44.0	43.9
Due after 10 years	2.3	2.3
Total by maturity	139.5	138.7
Mortgage and other asset-backed securities	96.5	96.0
Common stock	51.7	51.7
Total investment securities	$287.7	$286.3
There were no gross losses and $0.1 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended March 31, 2023. There were no gross gains or losses realized related to the sale of equity securities carried at fair value for the three months ended March 31, 2023.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2023.

	As of March 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$4.0	$—	$—	$—	$4.0	$—
U.S. Treasury	7.4	(0.1)	0.1	—	7.5	(0.1)
Municipal	14.8	(0.1)	0.9	—	15.7	(0.2)
Corporate	52.4	(0.8)	9.5	(0.6)	61.9	(1.4)
Mortgage and other asset-backed securities	55.3	(0.9)	3.5	(0.3)	58.8	(1.1)
Total debt securities	$133.9	$(1.9)	$13.9	$(0.9)	$147.8	$(2.8)

	As of December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S. Treasury	$9.2	$(0.2)	$—	$—	$9.2	$(0.2)
Municipal	19.0	(0.4)	—	—	19.0	(0.4)
Corporate	66.2	(0.1)	5.2	(0.3)	71.4	(0.4)
Mortgage and other asset-backed securities	51.4	(1.3)	1.5	(0.2)	52.9	(1.5)
Total debt securities	$145.7	$(2.0)	$6.8	$(0.5)	$152.6	$(2.5)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three months ended March 31, 2023.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
Floor plan notes payable—trade	$59.9	$65.1
Floor plan notes payable offset account	(14.3)	(14.2)
Floor plan notes payable—trade, net	$45.6	$51.0

Floor plan notes payable—new non-trade (a)	$680.0	$613.6
Floor plan notes payable offset account (b)	(680.0)	(613.6)
Floor plan notes payable—non-trade, net	$—	$—
____________________________

(a) Floor plan notes payable—new non-trade as of March 31, 2023 and December 31, 2022, excluded $4.2 million and $2.8 million classified as liabilities associated with assets held for sale, respectively.
(b) In addition to the $680.0 million and $613.6 million shown above as of March 31, 2023 and December 31, 2022, respectively, we held $158.1 million and $164.0 million, in the floor plan notes payable offset account as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, $77.2 million of the $158.1 million was reflected within cash and cash equivalents and the remaining $80.9 million was shown as an offset to loaner vehicles notes payable. As of December 31, 2022, $100.8 million of the $164.0 million was reflected within cash and cash equivalents and the remaining $63.2 million was shown as an offset to loaner vehicles notes payable. Loaner vehicle notes payable is included in accounts payable and accrued liabilities within the condensed consolidated balance sheets.
We have floor plan offset accounts that allow us to offset our floor plan notes payable balances outstanding with transfers of cash to reduce the amount of outstanding floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within the same day.
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
On May 27, 2022, $389.0 million of our availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of lower commitment fee rates. On March 31, 2023, we designated this $389.0 million back to the Revolving Credit Facility.
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Ford Motor Credit Company (“Ford Credit”), Bank of America and certain original equipment manufacturers (“OEMs”). Generally, the loaner vehicle programs with the OEMs provide for a short-term lease of the loaner vehicle pursuant to which we make monthly payments. During the term of the lease, the title and ownership of the loaner vehicles are retained by the OEM. We are obligated to purchase the loaner vehicle upon expiration of the lease. Under certain programs, we have the option to purchase the loaner vehicle prior to the expiration of the lease term. Loaner vehicles notes payable related to Ford Credit as of March 31, 2023 and December 31, 2022 were $13.7 million and $13.4 million, respectively. Loaner vehicles notes payable related to Bank of America as of March 31, 2023 and December 31, 2022 were $0.0 million and $10.8 million, net of offsets of $80.9 million and $63.2 million, respectively. Loaner vehicles notes payable related to OEMs as of March 31, 2023 and December 31, 2022 were $75.1 million and $70.4 million, respectively.

9. DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates (a)	37.7	38.3
2021 Real Estate Facility (b)	642.9	660.6
2021 BofA Real Estate Facility	171.5	173.3
2018 Bank of America Facility (c)	53.5	54.5
2018 Wells Fargo Master Loan Facility	75.7	76.9
2013 BofA Real Estate Facility	24.3	24.9
2015 Wells Fargo Master Loan Facility	41.1	42.3
Finance lease liability	8.4	8.4
Total debt outstanding	3,304.9	3,329.2
Add—unamortized premium on 4.50% Senior Notes due 2028	0.8	0.8
Add—unamortized premium on 4.75% Senior Notes due 2030	1.5	1.6
Less—debt issuance costs	(29.3)	(30.4)
Long-term debt, including current portion	3,277.9	3,301.2
Less—current portion, net of current portion of debt issuance costs	(83.1)	(84.5)
Long-term debt	$3,194.8	$3,216.8
____________________________
(a) Mortgage notes payable excluded $2.7 million that were classified as liabilities associated with assets held for sale as of both March 31, 2023 and December 31, 2022.
(b) Amounts reflected for the 2021 Real Estate Facility as of March 31, 2023 exclude $9.2 million classified as liabilities associated with assets held for sale.
(c) Amounts reflected for the 2018 Bank of America Facility as of March 31, 2023 and December 31, 2022, exclude $4.0 million and $4.1 million classified as liabilities associated with assets held for sale.
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
Financial instruments consist primarily of cash and cash equivalents, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap instruments. The carrying values of our financial instruments, with the exception of subordinated long-term debt and certain mortgage notes payable, approximate fair value due to (i) their short-term nature, (ii) recently completed market transactions or (iii) existence of variable interest rates, which approximate market rates. The fair value of our subordinated long-term debt is based on reported market prices in an inactive market that reflect Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs.
A summary of the carrying values and fair values of our subordinated long-term debt and our mortgage notes payable is as follows:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$402.3	$409.5
4.625% Senior Notes due 2029	789.4	789.1
4.75% Senior Notes due 2030	441.8	441.7
5.00% Senior Notes due 2032	591.7	591.5
Mortgage notes payable (a)	1,044.2	1,061.1
Total carrying value	$3,269.5	$3,292.9

Fair Value:
4.50% Senior Notes due 2028	$367.5	$354.4
4.625% Senior Notes due 2029	708.0	672.0
4.75% Senior Notes due 2030	393.8	372.7
5.00% Senior Notes due 2032	523.5	492.0
Mortgage notes payable (a)	1,045.2	1,069.8
Total fair value	$3,038.0	$2,960.9
____________________________
(a) Mortgage notes payable as of March 31, 2023 and December 31, 2022, exclude $15.8 million and $6.8 million classified as liabilities associated with assets held for sale, respectively.
Interest Rate Swap Agreements
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform. The following table provides information on the attributes of each swap as of March 31, 2023:

Inception Date	Notional Principal at Inception	Notional Value as of March 31, 2023	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$285.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$171.5	$110.6	May 2031
July 2020	$93.5	$80.1	$50.6	December 2028
July 2020	$85.5	$72.1	$57.3	November 2025
June 2015	$100.0	$62.7	$53.1	February 2025
November 2013	$75.0	$40.5	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 inputs. The fair value of our swaps was an $83.0 million and a $102.4 million net asset as of March 31, 2023 and December 31, 2022, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
Other current assets	$27.9	$29.6
Other long-term assets	55.1	72.8
Total fair value	$83.0	$102.4
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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$(27.0)	Other interest expense, net	$(7.7)
2022	$45.4	Other interest expense, net	$3.1
 On the basis of yield curve conditions as of March 31, 2023 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of Accumulated Other Comprehensive Income into earnings within the next 12 months will be gains of $27.9 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$2.5	$—	$—	$2.5
Short-term investments	1.5	4.0	—	5.5
U.S. Treasury	11.9	—	—	11.9
Municipal	—	28.3	—	28.3
Corporate	—	93.0	—	93.0
Mortgage and other asset-backed securities	—	96.0	—	96.0
Total debt securities	13.4	221.3	—	234.6
Common stock	51.7	—	—	51.7
Total	$65.1	$221.3	$—	$286.3

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.6	$—	$—	$6.6
Short-term investments	0.6	4.8	—	5.4
U.S. Treasury	11.6	—	—	11.6
Municipal	—	22.4	—	22.4
Corporate	—	79.7	—	79.7
Mortgage and other asset-backed securities	—	72.6	—	72.6
Total debt securities	12.2	179.5	—	191.7
Common stock	48.7	—	—	48.7
Total	$60.9	$179.5	$—	$240.4
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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$2.6	Revenue-Finance and Insurance, net	$0.1
2022	$(2.5)	Revenue-Finance and Insurance, net	$(0.3)
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2023 and 2022, we made interest payments, including amounts capitalized, totaling $28.4 million and $31.6 million, respectively. Included in these interest payments is net interest received of $0.2 million during the three months ended March 31, 2023 due to cash held in our floor plan offset accounts, and $2.6 million of floor plan interest payments during the three months ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, we transferred $90.4 million and $57.5 million, respectively, of loaner vehicles from other current assets to inventories on our condensed consolidated balance sheets.

12. SEGMENT INFORMATION
As of March 31, 2023, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider is reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
TCA's vehicle protection products are sold through affiliated dealerships and the revenue from the related commissions is included in finance and insurance, net revenue in the Dealerships segment before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. Upon consolidation, the associated service revenue and costs recorded by the Dealerships segment are eliminated against claims expense recorded by the TCA segment.
Reportable segment financial information for the three months ended March 31, 2023 and 2022, are as follows:

	Three Months Ended March 31, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,556.3	$70.7	$(44.7)	$3,582.3
Gross profit	$679.6	$21.1	$(4.5)	$696.2

	Three Months Ended March 31, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,894.2	$57.3	$(39.7)	$3,911.8
Gross profit	$781.4	$12.4	$(1.9)	$792.0

Total assets by segment as of March 31, 2023 and as of December 31, 2022 are as follows:

	As of March 31, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$7,348.7	$840.5	$(6.4)	$8,182.8

	As of December 31, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$7,170.8	$869.2	$(18.6)	$8,021.4
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
We had $12.5 million of letters of credit outstanding as of March 31, 2023, which are required by certain of our insurance providers. In addition, as of March 31, 2023, we maintained a $17.4 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.

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
•our ability to successfully operate, including our ability to maintain, and obtain future necessary regulatory approvals, for Total Care Auto, Powered by Landcar ("TCA"), our finance and insurance ("F&I") product provider;

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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2023, through our Dealerships segment, we owned and operated 184 new vehicle franchises (139 dealership locations), representing 31 brands of automobiles, and 32 collision centers within 14 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both independent third parties and TCA. The F&I products offered by TCA are sold through affiliated dealerships. For the three months ended March 31, 2023, our new vehicle revenue brand mix consisted of 34% luxury, 38% imports and 28% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
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

Our TCA segment gross profit margin can vary due to incurred claims expense and the performance of our investment portfolio. Certain F&I products may result in higher gross profit margins to TCA. Therefore, the product mix of F&I products sold by TCA can affect the gross profits earned. In addition, interest rate volatility, based on economic and market conditions outside the control of the Company, may increase or reduce TCA segment gross profit margins as well as the fair market values of certain securities within our investment portfolio. Fair market values typically fluctuate inversely to the fluctuations in interest rates.
Selling, general, and administrative ("SG&A") expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions) or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a per vehicle retailed basis, and all other SG&A expenses in the aggregate as a percentage of total gross profit.
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
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. While new vehicle inventories continue to rise, manufacturers remain hampered by the lack of availability of parts and key components from suppliers, such as semiconductor chips, which has impacted new vehicle inventory levels and availability of certain parts, keeping new vehicle inventories at historical lows. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these production slowdowns or when normalized production will resume at these manufacturers.
We are strategically operating within the changing environment and we continue to prioritize profitability. Over the last couple of years, pre-owned vehicle inventory has been depleted due to fleet levels and lack of leasing. Overall, with this limited availability of pre-owned inventory and unbalanced new inventory by brand, we are focused on maximizing our gross profit streams.
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
Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the three months ended March 31, 2023 was $3.6 billion, compared to $3.9 billion for the prior year.
•Consolidated gross profit for the three months ended March 31, 2023 was $696.2 million, compared to $792.0 million for the prior year.
•The decrease in consolidated revenue and gross profit is primarily due to the effects of dealership divestitures. During 2022, we completed sixteen divestitures that contributed $683 million in revenue for the year ended December 31, 2022. Four of the divestitures closed in the first quarter, three in the second quarter, and nine in the fourth quarter of 2022.
•Our capital allocation priorities were supported by the repurchase of 0.1 million shares for $21 million during the three months ended March 31, 2023.

CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,767.7	$1,855.6	$(87.9)	(5)%
Used vehicle	1,126.5	1,350.9	(224.4)	(17)%
Parts and service	515.6	501.9	13.7	3%
Finance and insurance, net	172.5	203.4	(30.9)	(15)%
TOTAL REVENUE	3,582.3	3,911.8	(329.5)	(8)%
GROSS PROFIT:
New vehicle	178.9	224.0	(45.1)	(20)%
Used vehicle	77.0	99.3	(22.3)	(22)%
Parts and service	282.1	276.4	5.7	2%
Finance and insurance, net	158.2	192.3	(34.1)	(18)%
TOTAL GROSS PROFIT	696.2	792.0	(95.8)	(12)%
OPERATING EXPENSES:
Selling, general, and administrative	403.0	455.5	(52.5)	(12)%
Depreciation and amortization	16.7	18.4	(1.7)	(9)%
Other operating income, net	—	(2.7)	2.7	NM
INCOME FROM OPERATIONS	276.5	320.8	(44.3)	(14)%
OTHER EXPENSES:
Floor plan interest expense	0.6	2.6	(2.0)	(75)%
Other interest expense, net	37.3	37.6	(0.2)	(1)%
Gain on dealership divestitures, net	—	(33.1)	33.1	NM
Total other expenses, net	38.0	7.1	30.9	NM
INCOME BEFORE INCOME TAXES	238.5	313.7	(75.2)	(24)%
Income tax expense	57.1	76.0	(18.9)	(25)%
NET INCOME	$181.4	$237.7	$(56.3)	(24)%
Net income per share—Diluted	$8.37	$10.38	$(2.01)	(19)%
______________________________
NM—Not Meaningful

	For the Three Months Ended March 31,
	2023	2022
REVENUE MIX PERCENTAGES:
New vehicle	49.3%	47.4%
Used vehicle retail	28.5%	31.1%
Used vehicle wholesale	2.9%	3.4%
Parts and service	14.4%	12.8%
Finance and insurance, net	4.8%	5.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	25.7%	28.3%
Used vehicle retail	10.1%	12.1%
Used vehicle wholesale	0.9%	0.4%
Parts and service	40.5%	34.9%
Finance and insurance, net	22.7%	24.3%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	19.4%	20.2%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	57.9%	57.5%
Total revenue for the three months ended March 31, 2023 decreased by $329.5 million (8%) compared to the three months ended March 31, 2022, due to a $87.9 million (5%) decrease in new vehicle revenue, a $224.4 million (17%) decrease in used vehicle revenue, a $30.9 million (15%) decrease in F&I, net revenue, offset by a $13.7 million (3%) increase in parts and service revenue. The $95.8 million (12%) decrease in gross profit during the three months ended March 31, 2023 was driven by a $45.1 million (20%) decrease in new vehicle gross profit, a $34.1 million (18%) decrease in F&I, net gross profit and a $22.3 million (22%) decrease in used vehicle gross profit, offset by a $5.7 million (2%) increase in parts and service gross profit.
Income from operations during the three months ended March 31, 2023 decreased by $44.3 million (14%), compared to the three months ended March 31, 2022, primarily due to the $95.8 million (12%) decrease in gross profit and a $2.7 million decrease in other operating income, net, partially offset by a $52.5 million (12%) decrease in SG&A expense, and a $1.7 million (9%) decrease in depreciation and amortization expense.
Total other expenses, net increased by $30.9 million, primarily as a result of a $33.1 million gain on dealership divestitures, net recorded during the three months ended March 31, 2022 whereas the current year period did not reflect any divestitures. This increase in other expenses, net was partially offset by a $2.0 million (75%) decrease in floor plan interest expense, and a $0.2 million (1%) decrease in other interest expense, net during the three months ended March 31, 2023 when compared to the prior year period. Income before income taxes decreased $75.2 million to $238.5 million for the three months ended March 31, 2023. Overall, net income decreased by $56.3 million (24%) during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$607.4	$543.3	$64.1	12%
Import	666.9	765.9	(99.0)	(13)%
Domestic	493.4	546.4	(53.0)	(10)%
Total new vehicle revenue	$1,767.7	$1,855.6	$(87.9)	(5)%
Gross profit:
Luxury	$72.4	$70.8	$1.5	2%
Import	64.0	95.4	(31.4)	(33)%
Domestic	42.5	57.7	(15.2)	(26)%
Total new vehicle gross profit	$178.9	$224.0	$(45.1)	(20)%
New vehicle units:
Luxury	8,429	8,257	172	2%
Import	17,389	20,678	(3,289)	(16)%
Domestic	8,688	10,239	(1,551)	(15)%
Total new vehicle units	34,506	39,174	(4,668)	(12)%

Same Store:
Revenue:
Luxury	$607.4	$513.0	$94.3	18%
Import	666.9	668.4	(1.5)	—%
Domestic	493.4	527.9	(34.6)	(7)%
Total new vehicle revenue	$1,767.7	$1,709.4	$58.3	3%
Gross profit:
Luxury	$72.4	$67.6	$4.8	7%
Import	64.0	84.0	(20.0)	(24)%
Domestic	42.5	55.9	(13.4)	(24)%
Total new vehicle gross profit	$178.9	$207.5	$(28.6)	(14)%
New vehicle units:
Luxury	8,429	7,741	688	9%
Import	17,389	18,169	(780)	(4)%
Domestic	8,688	9,868	(1,180)	(12)%
Total new vehicle units	34,506	35,778	(1,272)	(4)%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per new vehicle sold	$51,228	$47,367	$3,861	8%
Gross profit per new vehicle sold	$5,184	$5,717	$(533)	(9)%
New vehicle gross margin	10.1%	12.1%	(2.0)%

Luxury:
Gross profit per new vehicle sold	$8,588	$8,580	$7	—%
New vehicle gross margin	11.9%	13.0%	(1.1)%
Import:
Gross profit per new vehicle sold	$3,682	$4,614	$(932)	(20)%
New vehicle gross margin	9.6%	12.5%	(2.9)%
Domestic:
Gross profit per new vehicle sold	$4,888	$5,637	$(749)	(13)%
New vehicle gross margin	8.6%	10.6%	(2.0)%

Same Store:
Revenue per new vehicle sold	$51,228	$47,777	$3,451	7%
Gross profit per new vehicle sold	$5,184	$5,800	$(616)	(11)%
New vehicle gross margin	10.1%	12.1%	(2.0)%

Luxury:
Gross profit per new vehicle sold	$8,588	$8,731	$(143)	(2)%
New vehicle gross margin	11.9%	13.2%	(1.3)%
Import:
Gross profit per new vehicle sold	$3,682	$4,626	$(943)	(20)%
New vehicle gross margin	9.6%	12.6%	(3.0)%
Domestic:
Gross profit per new vehicle sold	$4,888	$5,664	$(776)	(14)%
New vehicle gross margin	8.6%	10.6%	(2.0)%
For the three months ended March 31, 2023, new vehicle revenue decreased by $87.9 million (5%) as a result of a 12% decrease in new vehicle units sold offset by an 8% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $58.3 million (3%) as the result of a 7% increase in revenue per new vehicle sold offset by a 4% decrease in new vehicle units sold.
For the three months ended March 31, 2023, new vehicle gross profit and same store new vehicle gross profit decreased by $45.1 million (20%) and $28.6 million (14%), respectively. Same store new vehicle gross margin for the three months ended March 31, 2023 decrease 202 basis points to 10.1% driven by the slight easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended March 31, 2023 was approximately 15.2 million which increased as compared to approximately 14.1 million during the three months ended March 31, 2022. The decrease in new vehicle sales revenue for the three months ended March 31, 2023 over the same period in the prior year is primarily attributable to the Company's dealership divestitures during the year ended December 31, 2022. The increase in SAAR period over period reflects the increase in new vehicle inventory supply coupled with continued consumer demand for new vehicles. However, we continue to be negatively impacted by the continued scarcity of new vehicle inventory as a result of manufacturer production challenges arising from the semiconductor chips, parts and other key components shortage.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,021.6	$1,217.0	$(195.3)	(16)%
Used vehicle wholesale revenue	104.9	134.0	(29.1)	(22)%
Used vehicle revenue	$1,126.5	$1,350.9	$(224.4)	(17)%
Gross profit:
Used vehicle retail gross profit	$70.6	$95.8	$(25.2)	(26)%
Used vehicle wholesale gross profit	6.4	3.5	2.9	84%
Used vehicle gross profit	$77.0	$99.3	$(22.3)	(22)%
Used vehicle retail units:
Used vehicle retail units	32,989	38,306	(5,317)	(14)%

Same Store:
Revenue:
Used vehicle retail revenue	$1,020.3	$1,122.0	$(101.7)	(9)%
Used vehicle wholesale revenue	104.7	124.8	(20.2)	(16)%
Used vehicle revenue	$1,125.0	$1,246.8	$(121.8)	(10)%
Gross profit:
Used vehicle retail gross profit	$70.7	$88.6	$(17.9)	(20)%
Used vehicle wholesale gross profit	6.5	3.3	3.2	96%
Used vehicle gross profit	$77.1	$91.9	$(14.7)	(16)%
Used vehicle retail units:
Used vehicle retail units	32,928	34,991	(2,063)	(6)%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per used vehicle retailed	$30,969	$31,770	$(801)	(3)%
Gross profit per used vehicle retailed	$2,141	$2,502	$(360)	(14)%
Used vehicle retail gross margin	6.9%	7.9%	(1.0)%

Same Store:
Revenue per used vehicle retailed	$30,987	$32,065	$(1,078)	(3)%
Gross profit per used vehicle retailed	$2,146	$2,531	$(385)	(15)%
Used vehicle retail gross margin	6.9%	7.9%	(1.0)%
Used vehicle revenue decreased by $224.4 million (17%) due to a $195.3 million (16%) decrease in used vehicle retail revenue and a $29.1 million (22%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $121.8 million (10%) due to a $101.7 million (9%) decrease in used vehicle retail revenue and a $20.2 million (16%) decrease in used vehicle wholesale revenue.

For the three months ended March 31, 2023, used vehicle retail gross profit margins decreased from 7.9% to 6.9% for all stores and on a same store basis. Used vehicle retail gross profit decreased $25.2 million (26%) for the three months ended March 31, 2023 and decreased $17.9 million (20%) on a same store basis. On a same store basis, our gross profit per used vehicle retailed decreased $385 (15%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices. Rising costs of living, including higher interest rates, and persistent inflation have resulted in affordability headwinds, which in turn, have put pressure on used vehicle prices.
Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions)
As Reported:
Parts and service revenue	$515.6	$501.9	$13.7	3%
Parts and service gross profit:
Customer pay	$175.2	$168.6	$6.5	4%
Warranty	36.0	33.6	2.4	7%
Wholesale parts	20.1	20.4	(0.4)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	$231.3	$222.7	$8.6	4%
Parts and service gross margin, excluding reconditioning and preparation	44.9%	44.4%	0.5%
Reconditioning and preparation *	$50.8	$53.8	$(2.9)	(5)%
Total parts and service gross profit	$282.1	$276.4	$5.7	2%
Total parts and service gross margin	54.7%	55.1%	(0.4)%

Same Store:
Parts and service revenue	$515.5	$461.4	$54.1	12%
Parts and service gross profit:
Customer pay	$175.1	$154.4	$20.7	13%
Warranty	36.0	31.5	4.5	14%
Wholesale parts	20.1	18.8	1.2	7%
Parts and service gross profit, excluding reconditioning and preparation	$231.2	$204.8	$26.4	13%
Parts and service gross margin, excluding reconditioning and preparation	44.9%	44.4%	0.5%
Reconditioning and preparation *	$50.8	$49.3	$1.5	3%
Total parts and service gross profit	$282.0	$254.1	$27.9	11%
Total parts and service gross margin	54.7%	55.1%	(0.4)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $13.7 million (3%) increase in parts and service revenue was primarily due to a $12.6 million (4%) increase in customer pay revenue and a $4.4 million (7%) increase in warranty revenue, offset by a $3.3 million (3%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $54.1 million (12%) from $461.4 million for the three months ended March 31, 2022 to $515.5 million for the three months ended March 31, 2023. The increase in same store parts and service revenue was due to a $39.9 million (14%) increase in customer pay revenue, an $8.1 million (14%) increase in warranty revenue and a $6.1 million (6%) increase in wholesale parts revenue. The trend of increased aging of vehicles, which are at historically high levels, is leading to increased customer pay while increased miles driven are contributing to growth in wholesale revenues. Consumers are owning a vehicle for longer periods of time due to the vehicle inventory constraints experienced in the automotive industry.
Parts and service gross profit, excluding reconditioning and preparation, increased by $8.6 million (4%) to $231.3 million and same store gross profit, excluding reconditioning and preparation, increased by $26.4 million (13%) to $231.2 million. The same store increase as compared to the as reported increase is primarily a result of dealership divestitures during the year ended December 31, 2022.
Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$172.5	$203.4	$(30.9)	(15)%
Finance and insurance, net gross profit	$158.2	$192.3	$(34.1)	(18)%
Finance and insurance, net per vehicle sold	$2,344	$2,482	$(137)	(6)%

Same Store:
Finance and insurance, net revenue	$172.9	$192.1	$(19.2)	(10)%
Finance and insurance, net gross profit	$158.6	$180.0	$(21.4)	(12)%
Finance and insurance, net per vehicle sold	$2,352	$2,544	$(192)	(8)%
F&I revenue, net decreased $30.9 million (15%) during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, as a result of a 13% decrease in new and used retail unit sales and a 6% decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $19.2 million (10%) during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, as a result of a 5% decrease in new and used retail unit sales and an 8% decrease in F&I per vehicle retailed.
TCA's F&I revenue, after dealership intercompany eliminations, was $35.0 million and $25.6 million for the three months ended March 31, 2023 and 2022, respectively. TCA's F&I gross profit, after dealership intercompany eliminations, was $20.7 million and $14.4 million for the three months ended March 31, 2023 and 2022, respectively.

Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2023	% of Gross Profit	2022	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$278.8	40.0%	$328.0	41.4%	$(49.3)	(1.4)%
Rent and related expenses	28.4	4.1%	33.8	4.3%	(5.4)	(0.2)%
Advertising	9.7	1.4%	14.3	1.8%	(4.6)	(0.4)%
Other	86.2	12.4%	79.4	10.0%	6.8	2.4%
Selling, general, and administrative expense	$403.0	57.9%	$455.5	57.5%	$(52.5)	0.4%
Gross profit	$696.2		$792.0

Same Store:
Personnel costs	$278.6	40.0%	$304.2	41.5%	$(25.6)	(1.5)%
Rent and related expenses	28.4	4.1%	32.0	4.4%	(3.7)	(0.3)%
Advertising	9.7	1.4%	12.3	1.7%	(2.6)	(0.3)%
Other	85.7	12.3%	74.3	10.1%	11.4	2.2%
Selling, general, and administrative expense	$402.4	57.8%	$422.8	57.6%	$(20.4)	0.1%
Gross profit	$696.7		$733.5
SG&A expense as a percentage of gross profit increased 37 basis points from 57.5% for the three months ended March 31, 2022 to 57.9% for the three months ended March 31, 2023, while same store SG&A expense as a percentage of gross profit increased 12 basis points to 57.8% over the same period. The slight increase in SG&A as a percentage of gross profit during the three months ended March 31, 2023 is primarily the result of lower gross profits for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. On a total company basis, SG&A expense decreased by $52.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to the effects of sixteen dealership divestitures during 2022, as well as lower profitability. On a same store basis, we have continued to achieve cost efficiencies.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $2.0 million (75%) to $0.6 million during the three months ended March 31, 2023 compared to $2.6 million during the three months ended March 31, 2022 due to the increase in our floor plan offset account balances held during the three months ended March 31, 2023 as compared to three months ended March 31, 2022.
Other Interest Expense —
Other interest expense decreased $0.2 million (1%) during the three months ended March 31, 2023 from $37.6 million during the three months ended March 31, 2022 to $37.3 million during the three months ended March 31, 2023.
Gain on Dealership Divestitures, net—
During the three months ended March 31, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri and three franchises (three dealership locations) in the Denver, Colorado market and recorded a gain on dealership divestitures of $33.1 million. There were no divestitures during the three months ended March 31, 2023.
Income Tax Expense—
The $18.9 million decrease in income tax expense was primarily the result of a $75.2 million decrease in income before income taxes. For the three months ended March 31, 2023 and 2022, our effective income tax rate was 23.9% and 24.2%, respectively, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2023, we had total available liquidity of $1.72 billion, which consisted of cash and cash equivalents of $275.5 million (excluding $21.3 million held by TCA), available funds in our floor plan offset accounts of $775.2 million which $694.3 million is offset against new vehicle floor plan notes payable and $80.9 million is netted against loaner vehicle notes payable, $437.5 million of availability under our revolving credit facility and $234.8 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle floor plan facility are limited by borrowing base calculations and, from time-to-time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2023, these financial covenants did not further limit our availability under our other credit facilities.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2019 Senior Credit Facility, (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months.
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2023.
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
During the three months ended March 31, 2023, we repurchased 110,323 shares of our common stock under our repurchase program for a total of $20.7 million. As of March 31, 2023, we had $190.1 million remaining on our share repurchase authorization.
During the three months ended March 31, 2023, we repurchased 45,613 shares of our common stock for $10.9 million, from employees in connection with a net share settlement feature of employee equity-based awards.
From April 1, 2023 through April 27, 2023, the Company repurchased 149,765 shares for $28.7 million pursuant to a 10b5-1 agreement.
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
Adjusted cash flow provided by operating activities includes borrowings and repayments of floor plan notes payable non-trade and used floor plan notes payable borrowing base changes. Adjusted cash flow provided by operating activities may not be comparable to similarly titled measures of other companies and should not be considered in isolation, or as a substitute for analysis of our operating results in accordance with GAAP. In order to compensate for these potential limitations, we also review the related GAAP measures. We believe that the adjustments related to cash flows associated with our used vehicle borrowing base, floor plan offset accounts and the impact of acquisitions and divestitures eliminates cash flow volatility and provides an adjusted operating cash flow metric that best reflects our results of operations and our management of inventory and related financing activities.
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

	For the Three Months Ended March 31,
	2023	2022
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$171.7	$409.0
Change in Floor Plan Notes Payable—Non-Trade, net	1.4	63.6
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	70.7	(69.6)
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisition and divestitures	0.1	2.5
Adjusted cash flow provided by operating activities	$243.9	$405.5
Operating Activities—
Net cash provided by operating activities totaled $171.7 million and $409.0 million, for the three months ended March 31, 2023 and 2022, respectively. Adjusted cash flow provided by operating activities totaled $243.9 million and $405.5 million, for the three months ended March 31, 2023 and 2022, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $161.6 million decrease in adjusted cash flow provided by operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily the result of the following:
•$131.6 million related to a decrease in accounts payable and accrued liabilities;
•decrease in $23.6 million net income and non-cash adjustments to net income;
•$27.0 million related to the change in other current assets, net;
•$7.4 million increase in other long term assets and liabilities, net; and
•$8.9 million related to a decrease in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures.
The decrease in our adjusted cash flow provided by operating activities, was partially offset by:
•$35.8 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2023 as compared to 2022.
Investing Activities—
Net cash used in investing activities totaled $55.2 million for the three months ended March 31, 2023 compared to net cash provided by investing activities of $231.3 million for the three months ended March 31, 2022. Capital expenditures, excluding the purchase of real estate, were $15.2 million and $20.8 million for the three months ended March 31, 2023 and 2022, respectively. We expect that capital expenditures during 2023 will total approximately $200.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the three months ended March 31, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri and three franchises (three dealership locations) in Denver, Colorado for an aggregate purchase price of $252.2 million.
We purchased $44.1 million and $12.3 million of debt securities during the three months ended March 31, 2023 and 2022, respectively. We did not purchase equity securities during the three months ended March 31, 2023, and we purchased $3.3 million of equity securities during the three months ended March 31, 2022.

We also received proceeds of $3.5 million and $12.2 million from the sale of debt securities and $0.6 million and $3.3 million from equity securities, respectively, during the three months ended March 31, 2023 and 2022, respectively.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $55.0 million and $534.9 million for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023 and 2022, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $1.80 billion and $1.87 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $1.80 billion and $2.00 billion, respectively.
During the three months ended March 31, 2023, we had no non-trade floor plan repayments associated with divestitures. During the three months ended March 31, 2022, we had $19.9 million non-trade floor plan repayments associated with divestitures.
Repayments of borrowings totaled $15.3 million and $7.7 million for the three months ended March 31, 2023 and 2022, respectively.
There were no borrowings or repayments under our Revolving Credit Facility during the three months ended March 31, 2023. Proceeds of $320.0 million were received in connection with borrowings under our Revolving Credit Facility during the three months ended March 31, 2022, and $489.0 million was repaid during the same period.
During the three months ended March 31, 2023, we repurchased 110,323 shares of our common stock under our Repurchase Program for a total of $20.7 million and repurchased 45,613 shares of our common stock for $10.9 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2023.
Guarantor Financial Information
As of March 31, 2023, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
The following tables present summarized financial information for the Company and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among Asbury and the Guarantor Subsidiaries and (ii) assets, liabilities, and equity in earnings from and investments in any non-guarantor subsidiaries.

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries:
	As of
	March 31, 2023	December 31, 2022
	(In millions)
Current assets	$1,987.7	$1,790.1
Current assets - affiliates	$—	$—
Non-current assets	$5,518.5	$5,380.7

Current liabilities	$816.0	$819.1
Current liabilities - affiliates	$11.9	$10.0
Non-current liabilities	$3,548.2	$3,566.3

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries:

For the Three Months Ended March 31,
2023
(In millions)
Net sales	$3,556.3
Gross profit	$679.6
Income from operations	$256.1
Net income	$165.3

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $81.7 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of March 31, 2023, a 100 basis point change in interest rates could result in a change of as much as $0.8 million to our total annual interest expense in our condensed consolidated statements of income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for primarily as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2023 and 2022 by $20.8 million and $23.0 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting. The following table provides information on the attributes of each swap as of March 31, 2023:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$285.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$171.5	$110.6	May 2031
July 2020	$93.5	$80.1	$50.6	December 2028
July 2020	$85.5	$72.1	$57.3	November 2025
June 2015	$100.0	$62.7	$53.1	February 2025
November 2013	$75.0	$40.5	$38.7	September 2023
For additional information about the effect of our derivative instruments, see Note 10 "Financial Instruments and Fair Value" within the accompanying condensed consolidated financial statements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were not effective, solely as a result of a previously reported material weakness.
Notwithstanding the foregoing, there were no changes to previously issued financial statements and management did not identify any misstatements in our financial statements as a result of this material weakness. Our principal executive officer and principal financial officer believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States Generally Accepted Accounting Principles ("US GAAP").
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness is due to control deficiencies in the design of the user access reviews for segregation of duties ("SOD") configurations and appropriate administrative access for certain key applications at the Larry H. Miller Dealerships (“LHM”) and Total Care Auto, Powered by Landcar (“TCA”), businesses that we acquired in December 2021. Refer to Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for more information.
As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management is in the process of implementing its remediation plan. Our remediation efforts include the evaluation of the design of user access controls and SOD configurations for key applications at LHM and TCA. Where needed, access rights and assigned job responsibilities are being changed to resolve instances of inappropriate or excessive user access capabilities, and SOD conflicts. Additionally, key applications at LHM and TCA are beginning to adhere to the same standards of the Company’s legacy ITGC environment. We expect that the material weakness will be fully remediated in 2023, once the remediated controls have operated for a sufficient period for management to conclude, through testing, that the controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases are implemented through purchases made from time to time in either the open market or private transactions. The share repurchases could include purchases pursuant to a written trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which allows companies to repurchase shares of stock at times when they might otherwise be prevented from doing so by securities laws or under self-imposed trading blackout periods. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2023 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
01/01/2023 - 01/31/2023	60,658	$178.06	60,323	$200.0
02/01/2023 - 02/28/2023	38,102	$239.20	—	$200.0
03/01/2023 - 03/31/2023	57,176	$203.54	50,000	$190.1
Total	155,936		110,323
On January 26, 2023, our Board of Directors increased the Company's common stock share repurchase authorization by $108.0 million, to $200.0 million for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal securities laws and other legal and contractual requirements.

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

Asbury Automotive Group, Inc.

Date:	April 28, 2023	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	April 28, 2023	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer