Form 10-Q
period 2023-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2023-07-28
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 27, 2023 was 20,575,182.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77.5	$235.3
Short-term investments	10.3	5.4
Contracts-in-transit, net	167.2	220.8
Accounts receivable, net	175.7	171.9
Inventories, net	1,199.2	959.2
Assets held for sale	27.5	29.1
Other current assets	346.6	288.1
Total current assets	2,003.9	1,909.8
INVESTMENTS	287.3	235.0
PROPERTY AND EQUIPMENT, net	1,940.2	1,941.0
OPERATING LEASE RIGHT-OF-USE ASSETS	233.6	235.4
GOODWILL	1,783.4	1,783.4
INTANGIBLE FRANCHISE RIGHTS	1,800.1	1,800.1
OTHER LONG-TERM ASSETS	117.4	116.7
Total assets	$8,165.9	$8,021.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$49.3	$51.0
Floor plan notes payable—non-trade, net	—	—
Current maturities of long-term debt	59.2	84.5
Current maturities of operating leases	21.2	23.6
Accounts payable and accrued liabilities	687.5	645.0
Deferred revenue—current	223.6	218.9
Liabilities associated with assets held for sale	8.8	10.5
Total current liabilities	1,049.6	1,033.4
LONG-TERM DEBT	3,181.3	3,216.8
LONG-TERM LEASE LIABILITY	218.7	218.4
DEFERRED REVENUE	490.5	495.0
DEFERRED INCOME TAXES	101.7	100.7
OTHER LONG-TERM LIABILITIES	55.6	53.5
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 42,591,097 and 43,593,809 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,282.0	1,281.4
Retained earnings	2,781.1	2,610.1
Treasury stock, at cost; 22,016,267 and 22,024,479 shares, respectively	(1,066.4)	(1,063.0)
Accumulated other comprehensive income	71.4	74.4
Total shareholders' equity	3,068.6	2,903.5
Total liabilities and shareholders' equity	$8,165.9	$8,021.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
New vehicle	$1,942.7	$1,864.6	$3,710.4	$3,720.1
Used vehicle	1,107.3	1,362.4	2,233.9	2,713.4
Parts and service	526.1	520.2	1,041.7	1,022.1
Finance and insurance, net	166.3	203.0	338.9	406.4
TOTAL REVENUE	3,742.5	3,950.1	7,324.8	7,862.0
COST OF SALES:
New vehicle	1,757.7	1,644.1	3,346.5	3,275.7
Used vehicle	1,036.4	1,258.3	2,086.0	2,510.0
Parts and service	234.1	229.7	467.6	455.2
Finance and insurance	1.2	15.3	15.5	26.5
TOTAL COST OF SALES	3,029.4	3,147.4	5,915.5	6,267.3
GROSS PROFIT	713.1	802.7	1,409.3	1,594.7
OPERATING EXPENSES:
Selling, general, and administrative	408.6	448.2	811.6	903.7
Depreciation and amortization	16.8	18.1	33.5	36.5
Other operating expense (income), net	—	0.8	—	(1.9)
INCOME FROM OPERATIONS	287.7	335.5	564.2	656.3
OTHER EXPENSES:
Floor plan interest expense	0.8	1.5	1.5	4.1
Other interest expense, net	39.3	37.6	76.6	75.2
(Gain) loss on dealership divestitures, net	(13.5)	28.7	(13.5)	(4.4)
Total other expenses, net	26.6	67.8	64.6	74.9
INCOME BEFORE INCOME TAXES	261.1	267.7	499.6	581.4
Income tax expense	64.8	66.4	121.9	142.3
NET INCOME	$196.4	$201.4	$377.7	$439.1
EARNINGS PER SHARE:
Basic—
Net income	$9.37	$9.11	$17.78	$19.60
Diluted—
Net income	$9.34	$9.07	$17.70	$19.52
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20.9	22.1	21.2	22.4
Performance share units	0.1	0.1	0.1	0.1
Diluted	21.0	22.2	21.3	22.5

 See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$196.4	$201.4	$377.7	$439.1
Other comprehensive income:
Change in fair value of cash flow swaps	17.0	28.6	(2.4)	70.9
Income tax (expense) benefit associated with cash flow swaps	(4.1)	(6.9)	0.6	(17.4)
Losses on available-for-sale debt securities	(4.2)	—	(1.7)	(2.1)
Income tax benefit associated with available-for-sale debt securities	1.0	0.2	0.5	0.4
Comprehensive income	$206.0	$223.3	$374.7	$490.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	181.4	—	—	—	181.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.7 million tax benefit	—	—	—	—	—	—	(14.6)	(14.6)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	2.0	2.0
Comprehensive income	—	—	—	181.4	—	—	(12.6)	168.7
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	120,575	—	—	—	—	—	—
Share repurchases	—	—	—	—	110,323	(20.7)	—	(20.7)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,613	(10.9)	—	(10.9)
Retirement of common stock	(164,527)	—	(2.0)	(28.2)	(164,527)	30.2	—	—
Balances, March 31, 2023	43,549,857	$0.4	$1,288.0	$2,763.3	22,015,888	$(1,064.3)	$61.8	$3,049.2
Comprehensive Income:
Net income	—	—	—	196.4	—	—	—	196.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.1 million tax expense	—	—	—	—	—	—	12.8	12.8
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $1.0 million tax benefit	—	—	—	—	—	—	(3.2)	(3.2)
Comprehensive income	—	—	—	196.4	—	—	9.6	206.0
Share-based compensation	—	—	5.5	—	—	—	—	5.5
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	1,043	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	959,803	(192.1)	—	(192.1)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	379	(0.1)	—	(0.1)
Retirement of common stock	(959,803)	—	(11.6)	(178.5)	(959,803)	190.1	—	—
Balances, June 30, 2023	42,591,097	$0.4	$1,282.0	$2,781.1	22,016,267	(1,066.4)	$71.4	$3,068.6

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5
Comprehensive Income:
Net income	—	—	—	237.7	—	—	—	237.7
Change in fair value of cash flow swaps, net of reclassification adjustment and $10.4 million tax expense	—	—	—	—	—	—	31.8	31.8
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.2 million tax benefit	—	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income	—	—	—	237.7	—	—	29.8	267.5
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,435	—	—	—	—	—	—	—
Share repurchases	—	—	1.4	—	1,069,203	(200.0)	—	(198.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,810	(8.9)	—	(8.9)
Retirement of common stock	(1,069,203)	—	(12.9)	(187.1)	(1,069,203)	200.0	—	—
Balances, March 31, 2022	44,098,525	$0.4	$1,274.1	$1,931.9	21,968,061	$(1,053.0)	$29.1	$2,182.5
Comprehensive Income:
Net income	—		—	201.4	—	—	—	201.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $6.9 million tax expense	—	—	—	—	—	—	21.7	21.7
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment $0.2 million tax benefit	—	—	—	—	—	—	0.2	0.2
Comprehensive income	—	—	—	201.4	—	—	21.9	223.3
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	1,485	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	436	(0.1)	—	(0.1)
Balances, June 30, 2022	44,100,010	$0.4	$1,278.8	$2,133.3	21,968,497	$(1,053.1)	$51.0	$2,410.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$377.7	$439.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	33.5	36.5
Share-based compensation	14.1	11.7
Deferred income taxes	2.2	(2.7)
Unrealized (gains) losses on investments	(3.3)	12.0
Loaner vehicle amortization	13.4	5.8
Gain on divestitures, net	(13.5)	(4.4)
Change in right-of-use assets	12.4	13.8
Other adjustments, net	1.5	1.1
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	53.6	(8.9)
Accounts receivable	(3.3)	45.2
Inventories	(44.7)	54.2
Other current assets	(267.0)	(189.7)
Floor plan notes payable—trade, net	(1.7)	(9.6)
Deferred revenue	0.2	29.4
Accounts payable and accrued liabilities	64.1	82.5
Operating lease liabilities	(12.9)	(14.5)
Other long-term assets and liabilities, net	(4.6)	(4.9)
Net cash provided by operating activities	221.7	496.6
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(40.8)	(39.5)
Divestitures	30.7	379.7
Purchases of debt securities—available-for-sale	(124.2)	(25.9)
Purchases of equity securities	—	(8.4)
Proceeds from the sale of debt securities—available-for-sale	17.7	29.4
Proceeds from the sale of equity securities	51.8	8.9
Proceeds from the sale of assets	2.3	—
Net cash (used in) provided by investing activities	(62.5)	344.2
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	3,719.2	3,618.4
Floor plan repayments—non-trade	(3,722.0)	(4,115.4)
Floor plan repayments—divestitures	—	(21.6)
Repayments of borrowings	(82.8)	(24.1)
Proceeds from revolving credit facility	—	330.0
Repayments of revolving credit facility	—	(499.0)
Proceeds from issuance of common stock	—	1.4
Payment of debt issuance costs	—	(0.4)
Purchases of treasury stock	(220.3)	(200.0)
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(11.0)	(8.9)
Net cash used in financing activities	(316.9)	(919.6)
Net decrease in cash and cash equivalents	(157.8)	(78.8)
CASH AND CASH EQUIVALENTS, beginning of period	235.3	178.9
CASH AND CASH EQUIVALENTS, end of period	$77.5	$100.1

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
As of June 30, 2023, we owned and operated 181 new vehicle franchises (138 dealership locations), representing 31 brands of automobiles, and 32 collision centers in 14 states. For the six months ended June 30, 2023, our new vehicle revenue brand mix consisted of 33% luxury, 39% imports and 28% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and Total Care Auto, Powered by Landcar ("TCA"). The Company reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the three months ended June 30, 2023, the Company repurchased and retired 959,803 shares of our common stock under our share repurchase program. There were no shares repurchased and retired during the three months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, the Company repurchased 1,070,126 and 1,069,203 shares and retired 1,124,330 and 1,069,203 shares, of our common stock under our share repurchase program, respectively. The cash paid for these share repurchases was $210.7 million and $200.0 million for the six months ended June 30, 2023 and 2022, respectively.
On May 25, 2023, we announced that our Board of Directors approved a new authorization to repurchase up to $250 million of the Company's common stock (the "New Share Repurchase Authorization"), which replaces our previous share repurchase authorization. As of July 24, 2023, the Company had $250 million remaining on its share repurchase authorization.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 714 and 473 restricted share units and 0 and 18,339 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company excluded 3,947 and 1,669 restricted share units and 0 and 89 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities-Supplier Finance Programs. This standard serves to improve transparency about supplier finance programs. The ASU requires certain disclosures around key terms of outstanding supply chain finance programs and changes in obligations during a reporting period related to vendors participating in these programs. The new disclosure requirements do not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance is effective for fiscal years beginning after December 15, 2022, except for rollforward information, which is effective in the first quarter of 2024. Early adoption is permitted. The adoption of this new guidance on January 1, 2023 did not have a material impact on our condensed consolidated financial statements. See Note 8, "Floor Plan Notes Payable."
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022 consists of the following:

	For the Three Months Ended June 30,
	2023	2022
	(In millions)
Revenue:
New vehicle	$1,942.7	$1,864.6
Used vehicle retail	1,013.3	1,272.7
Used vehicle wholesale	94.0	89.7
New and used vehicle	3,050.0	3,227.0
Sale of vehicle parts and accessories	123.9	125.4
Vehicle repair and maintenance services	402.2	394.8
Parts and services	526.1	520.2
Finance and insurance, net	166.3	203.0
Total revenue	$3,742.5	$3,950.1

	For the Six Months Ended June 30,
	2023	2022
	(In millions)
Revenue:
New vehicle	$3,710.4	$3,720.1
Used vehicle retail	2,034.9	2,489.7
Used vehicle wholesale	198.9	223.7
New and used vehicle	5,944.2	6,433.5
Sale of vehicle parts and accessories	250.0	255.6
Vehicle repair and maintenance services	791.7	766.5
Parts and service	1,041.7	1,022.1
Finance and insurance, net	338.9	406.4
Total revenue	$7,324.8	$7,862.0
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Balance as of January 1, 2023	$14.7	$14.7	$37.2	$66.6
Transferred to receivables from contract assets recognized at the beginning of the period	(14.7)	(3.0)	—	(17.7)
Amortization of costs to obtain a contract with a customer	—	—	(2.0)	(2.0)
Costs incurred to obtain a contract with a customer	—	—	8.6	8.6
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	16.3	2.8	—	19.1
Balance as of March 31, 2023	$16.3	$14.5	$43.8	$74.6

Contract Assets (current), March 31, 2023	16.3	14.5	12.9	43.7
Contract Assets (long-term), March 31, 2023	—	—	30.9	30.9

Transferred to receivables from contract assets recognized at the beginning of the period	(16.3)	(2.7)	—	(19.0)
Amortization of costs to obtain a contract with a customer	—	—	(3.2)	(3.2)
Costs incurred to obtain a contract with a customer	—	—	13.5	13.5
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	17.5	2.5	—	20.0
Balance as of June 30, 2023	$17.5	$14.3	$54.1	$86.2

Contract Assets (current), June 30, 2023	17.5	14.3	15.4	47.4
Contract Assets (long-term), June 30, 2023	—	—	38.7	38.7

Deferred Revenue
The condensed consolidated balance sheets reflect $714.0 million and $713.9 million of deferred revenue as of June 30, 2023 and December 31, 2022, respectively. Approximately $124.7 million of deferred revenue at December 31, 2022 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the six months ended June 30, 2023.
3. DIVESTITURES

During the six months ended June 30, 2023, we sold one franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million, which is presented in our accompanying condensed consolidated statements of income as gain on dealership divestitures, net.
During the six months ended June 30, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington and one franchise (one dealership location) in Albuquerque, New Mexico. The Company recorded a pre-tax gain totaling $4.4 million, which is presented in our accompanying condensed consolidated statements of income as gain on dealership divestitures, net.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(In millions)
Vehicle receivables	$51.8	$50.4
Manufacturer receivables	43.1	43.3
Other receivables	82.4	80.5
Total accounts receivable	177.4	174.1
Less—Allowance for credit losses	(1.7)	(2.2)
Accounts receivable, net	$175.7	$171.9
5. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(In millions)
New vehicles	$706.5	$527.7
Used vehicles	357.7	304.4
Parts and accessories	135.0	127.2
Total inventories, net (a)	$1,199.2	$959.2
____________________________
(a) Inventories, net as of December 31, 2022, excluded $3.4 million classified as assets held for sale.
The lower of cost and net realizable value reserves reduced total inventories by $8.6 million and $10.7 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, certain automobile manufacturer incentives reduced new vehicle inventory cost by $5.4 million and $2.7 million, respectively, and reduced new vehicle cost of sales for the six months ended June 30, 2023 and 2022 by $46.4 million and $48.8 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30, 2023	December 31, 2022
	(In millions)
Assets:
Inventory	$—	$3.4
Loaners, net	—	0.9
Property and equipment, net	25.5	24.0
Operating lease right-of-use assets	2.0	—
Goodwill	—	0.9
Total assets held for sale	27.5	29.1
Liabilities:
Floor plan notes payable—non-trade	—	2.8
Loaners notes payable	—	0.8
Current maturities of long-term debt	0.4	0.6
Long-term debt	6.4	6.2
Operating lease liabilities	2.0	—
Total liabilities associated with assets held for sale	8.8	10.5
Net assets held for sale	$18.7	$18.7
As of June 30, 2023, assets held for sale consisted of real estate associated with four used vehicle stores, one collision center, and one real estate property not currently used in our operations.
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

7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale, equity securities, and other investments measured at net asset value are as follows:

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$10.3	$—	$—	$10.3
U.S. Treasury	13.4	—	(0.3)	13.1
Municipal	30.8	0.1	(0.5)	30.4
Corporate	117.2	0.2	(2.7)	114.7
Mortgage and other asset-backed securities	131.3	0.3	(2.5)	129.1
Total debt securities	303.2	0.6	(6.1)	297.6
Total investments	$303.2	$0.6	$(6.1)	$297.6

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$5.4	$—	$—	$5.4
U.S. Treasury	11.8	—	(0.2)	11.6
Municipal	22.8	—	(0.4)	22.4
Corporate	81.8	0.2	(2.3)	79.7
Mortgage and other asset-backed securities	73.8	0.3	(1.4)	72.7
Total debt securities	195.5	0.5	(4.4)	191.7
Common stock	48.7	—	—	48.7
Total investments	$244.2	$0.5	$(4.4)	$240.4
There were no equity securities held as of June 30, 2023. The Company had an unrealized loss of $0.4 million related to equity securities held as of December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Company had $2.2 million and $1.3 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.

A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of June 30, 2023
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$10.3	$10.3
Due in 1-5 years	101.0	98.8
Due in 6-10 years	57.3	56.2
Due after 10 years	3.2	3.2
Total by maturity	171.8	168.5
Mortgage and other asset-backed securities	131.3	129.1
Total investment securities	$303.2	$297.6
There were $0.1 million and $0.2 million gross gains realized, respectively, related to the sale of available-for-sale debt securities carried at fair value for the three and six months ended June 30, 2023. There were no gross losses realized related to the sale of available-for-sale debt securities carried at fair value for the three and six months ended June 30, 2023. There were $3.7 million gross gains and $0.9 million gross losses realized, respectively, related to the sale of equity securities carried at fair value for the three and six months ended June 30, 2023.
There were no gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three and six months ended June 30, 2022. There were $0.5 million and $0.8 million gross losses realized, respectively, related to the sale of available-for-sale debt securities carried at fair value for three and six months ended June 30, 2022. There were $1.4 million and $1.8 million gross gains realized, respectively, related to the sale of equity securities carried at fair value for the three and six months ended June 30, 2022. There were $1.0 million and $1.4 million gross losses realized, respectively, related to the sale of equity securities carried at fair value for the three and six months ended June 30, 2022.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2023.

	As of June 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$9.0	$—	$1.3	$—	$10.3	$—
U.S. Treasury	9.6	0.3	1.1	0.1	10.7	0.3
Municipal	23.0	0.5	0.9	—	23.8	0.5
Corporate	90.1	2.1	8.7	0.6	98.8	2.7
Mortgage and other asset-backed securities	99.5	2.2	3.7	0.3	103.3	2.5
Total debt securities	$231.1	$5.1	$15.7	$1.0	$246.9	$6.1

	As of December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S. Treasury	$9.2	$(0.2)	$—	$—	$9.2	$(0.2)
Municipal	19.0	(0.4)	—	—	19.0	(0.4)
Corporate	66.2	(0.1)	5.2	(0.3)	71.4	(0.4)
Mortgage and other asset-backed securities	51.4	(1.3)	1.5	(0.2)	52.9	(1.5)
Total debt securities	$145.7	$(2.0)	$6.8	$(0.5)	$152.6	$(2.5)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three and six months ended June 30, 2023.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(In millions)
Floor plan notes payable—trade	$91.0	$65.1
Floor plan notes payable offset account	(41.7)	(14.2)
Floor plan notes payable—trade, net	$49.3	$51.0

Floor plan notes payable—new non-trade (a)	$743.8	$613.6
Floor plan notes payable offset account (b)	(743.8)	(613.6)
Floor plan notes payable—non-trade, net	$—	$—
____________________________

(a) Floor plan notes payable—new non-trade as of December 31, 2022, excluded $2.8 million classified as liabilities associated with assets held for sale, respectively.
(b) In addition to the $743.8 million and $613.6 million shown above as of June 30, 2023 and December 31, 2022, respectively, we held $32.9 million and $164.0 million, in the floor plan notes payable offset account as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, $32.9 million was shown as an offset to loaner vehicles notes payable. As of December 31, 2022, $100.8 million of the $164.0 million was reflected within cash and cash equivalents and the remaining $63.2 million was shown as an offset to loaner vehicles notes payable. Loaner vehicle notes payable is included in accounts payable and accrued liabilities within the condensed consolidated balance sheets.
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Ford Motor Credit Company (“Ford Credit”), Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Ford Credit as of June 30, 2023 and December 31, 2022 were $7.7 million and $13.4 million, respectively. Loaner vehicles notes payable related to Bank of America as of June 30, 2023 and December 31, 2022 were $60.9 million and $10.8 million, net of offsets of $32.9 million and $63.2 million, respectively. Loaner vehicles notes payable related to OEMs as of June 30, 2023 and December 31, 2022 were $81.1 million and $70.4 million, respectively.
9. DEBT
Long-term debt consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates (a)	37.0	38.3
2021 Real Estate Facility (b)	634.8	660.6
2021 BofA Real Estate Facility	169.6	173.3
2018 Bank of America Facility (c)	52.4	54.5
2018 Wells Fargo Master Loan Facility	74.4	76.9
2013 BofA Real Estate Facility	—	24.9
2015 Wells Fargo Master Loan Facility	39.8	42.3
Finance lease liability	8.4	8.4
Total debt outstanding	3,266.5	3,329.2
Add—unamortized premium on 4.50% Senior Notes due 2028	0.7	0.8
Add—unamortized premium on 4.75% Senior Notes due 2030	1.4	1.6
Less—debt issuance costs	(28.1)	(30.4)
Long-term debt, including current portion	3,240.5	3,301.2
Less—current portion, net of current portion of debt issuance costs	(59.2)	(84.5)
Long-term debt	$3,181.3	$3,216.8
____________________________
(a) Mortgage notes payable excluded $2.7 million that were classified as liabilities associated with assets held for sale as of December 31, 2022.
(b) Amounts reflected for the 2021 Real Estate Facility as of June 30, 2023 excluded $6.8 million classified as liabilities associated with assets held for sale.
(c) Amounts reflected for the 2018 Bank of America Facility as of December 31, 2022, excluded $4.1 million classified as liabilities associated with assets held for sale.
In June 2023, the Company prepaid the aggregate principal amounts remaining under the 2013 BofA Real Estate Facility for an aggregate amount of approximately $23.9 million with cash on hand.
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

A summary of the carrying values and fair values of our subordinated long-term debt and our mortgage notes payable is as follows:

	As of
	June 30, 2023	December 31, 2022
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$402.5	$409.5
4.625% Senior Notes due 2029	789.8	789.1
4.75% Senior Notes due 2030	442.0	441.7
5.00% Senior Notes due 2032	591.9	591.5
Mortgage notes payable (a)	1,006.0	1,061.1
Total carrying value	$3,232.1	$3,292.9

Fair Value:
4.50% Senior Notes due 2028	$369.6	$354.4
4.625% Senior Notes due 2029	710.0	672.0
4.75% Senior Notes due 2030	394.9	372.7
5.00% Senior Notes due 2032	522.0	492.0
Mortgage notes payable (a)	1,004.7	1,069.8
Total fair value	$3,001.2	$2,960.9
____________________________
(a) Mortgage notes payable excluded $6.8 million classified as liabilities associated with assets held for sale as of June 30, 2023 and December 31, 2022.
Interest Rate Swap Agreements
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform. The following table provides information on the attributes of each swap as of June 30, 2023:

Inception Date	Notional Principal at Inception	Notional Value as of June 30, 2023	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$281.3	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$169.6	$110.6	May 2031
July 2020	$93.5	$78.8	$50.6	December 2028
July 2020	$85.5	$70.7	$57.3	November 2025
June 2015	$100.0	$61.4	$53.1	February 2025
November 2013	$75.0	$39.6	$38.7	September 2023
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 inputs. The fair value of our swaps was a $100.0 million and $102.4 million asset as of June 30, 2023 and December 31, 2022, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	June 30, 2023	December 31, 2022
	(In millions)
Other current assets	$32.5	$29.6
Other long-term assets	67.4	72.8
Total fair value	$100.0	$102.4
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

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$8.3	Other interest expense, net	$(8.7)
2022	$30.3	Other interest expense, net	$1.7

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$(18.8)	Other interest expense, net	$(16.4)
2022	$75.7	Other interest expense, net	$4.8
 On the basis of yield curve conditions as of June 30, 2023 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $32.5 million.
Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$13.5	$—	$—	$13.5
Short-term investments	4.9	5.4	—	10.3
U.S. Treasury	13.1	—	—	13.1
Municipal	—	30.4	—	30.4
Corporate	—	114.7	—	114.7
Mortgage and other asset-backed securities	—	129.1	—	129.1
Total debt securities	18.0	279.6	—	297.6
Total	$18.0	$279.6	$—	$297.6

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.6	$—	$—	$6.6
Short-term investments	0.6	4.8	—	5.4
U.S. Treasury	11.6	—	—	11.6
Municipal	—	22.4	—	22.4
Corporate	—	79.7	—	79.7
Mortgage and other asset-backed securities	—	72.6	—	72.6
Total debt securities	12.2	179.5	—	191.7
Common stock	48.7	—	—	48.7
Total	$60.9	$179.5	$—	$240.4
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

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$(4.1)	Revenue-Finance and Insurance, net	$0.1
2022	$(0.4)	Revenue-Finance and Insurance, net	$(0.4)

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$(1.5)	Revenue-Finance and Insurance, net	$0.2
2022	$(2.8)	Revenue-Finance and Insurance, net	$(0.7)
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2023 and 2022, we made interest payments, including amounts capitalized, totaling $73.2 million and $74.4 million, respectively.
During the six months ended June 30, 2023 and 2022, we made income tax payments, net of refunds received, totaling $127.4 million. and $120.9 million, respectively.
During the six months ended June 30, 2023 and 2022, we transferred $197.9 million and $128.7 million, respectively, of loaner vehicles from other current assets to inventories on our condensed consolidated balance sheets.

12. SEGMENT INFORMATION
As of June 30, 2023, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv)

have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
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
Reportable segment financial information for the three and six months ended June 30, 2023 and 2022, are as follows:

	Three Months Ended June 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,718.8	$70.1	$(46.4)	$3,742.5
Gross profit	$686.0	$19.6	$7.5	$713.1

	Three Months Ended June 30, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,930.0	$51.9	$(31.8)	$3,950.1
Gross profit	$793.7	$6.6	$2.4	$802.7

	Six Months Ended June 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$7,275.1	$140.7	$(91.0)	$7,324.8
Gross profit	$1,365.6	$40.8	$2.9	$1,409.3

	Six Months Ended June 30, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$7,824.2	$109.2	$(71.4)	$7,862.0
Gross profit	$1,575.1	$19.5	$0.1	$1,594.7

Total assets by segment as of June 30, 2023 and December 31, 2022 are as follows:

	As of June 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$7,300.1	$859.3	$6.5	$8,165.9

	As of December 31, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$7,170.8	$869.2	$(18.6)	$8,021.4

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
We had $14.0 million of letters of credit outstanding as of June 30, 2023, which are required by certain of our insurance providers. In addition, as of June 30, 2023, we maintained a $18.3 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.

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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of June 30, 2023, through our Dealerships segment, we owned and operated 181 new vehicle franchises (138 dealership locations), representing 31 brands of automobiles, and 32 collision centers within 14 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both independent third parties and TCA. The F&I products offered by TCA are sold through affiliated dealerships. For the six months ended June 30, 2023, our new vehicle revenue brand mix consisted of 33% luxury, 39% imports and 28% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
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
Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the six months ended June 30, 2023 was $7.32 billion, compared to $7.86 billion for the prior year.
•Consolidated gross profit for the six months ended June 30, 2023 was $1.41 billion, compared to $1.59 billion for the prior year.
•The decrease in consolidated revenue and gross profit is due to lower used vehicle and F&I revenue, lower gross profit per vehicle sold, and the effects of dealership divestitures. During the six months ended June 30, 2023, we sold one franchise (one dealership location) in Austin, Texas. During 2022, we completed sixteen divestitures that contributed $683 million in revenue for the year ended December 31, 2022. Four of the divestitures closed in the first quarter, three in the second quarter, and nine in the fourth quarter of 2022.
•Our capital allocation priorities were supported by the repurchase of 1,070,126 million shares for $210.7 million during the six months ended June 30, 2023. Also, in June 2023, we repaid our 2013 BofA Real Estate Facility for an aggregate amount of approximately $23.9 million.

CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,942.7	$1,864.6	$78.2	4%
Used vehicle	1,107.3	1,362.4	(255.1)	(19)%
Parts and service	526.1	520.2	5.9	1%
Finance and insurance, net	166.3	203.0	(36.6)	(18)%
TOTAL REVENUE	3,742.5	3,950.1	(207.6)	(5)%
GROSS PROFIT:
New vehicle	185.0	220.5	(35.5)	(16)%
Used vehicle	70.9	104.1	(33.3)	(32)%
Parts and service	292.0	290.5	1.6	1%
Finance and insurance, net	165.2	187.6	(22.5)	(12)%
TOTAL GROSS PROFIT	713.1	802.7	(89.6)	(11)%
OPERATING EXPENSES:
Selling, general, and administrative	408.6	448.2	(39.6)	(9)%
Depreciation and amortization	16.8	18.1	(1.4)	(8)%
Other operating expense, net	—	0.8	(0.8)	NM
INCOME FROM OPERATIONS	287.7	335.5	(47.8)	(14)%
OTHER EXPENSES:
Floor plan interest expense	0.8	1.5	(0.7)	(47)%
Other interest expense, net	39.3	37.6	1.7	5%
(Gain) loss on dealership divestitures, net	(13.5)	28.7	(42.2)	NM
Total other expenses, net	26.6	67.8	(41.2)	(61)%
INCOME BEFORE INCOME TAXES	261.1	267.7	(6.6)	(2)%
Income tax expense	64.8	66.4	(1.6)	(2)%
NET INCOME	$196.4	$201.4	$(5.0)	(2)%
Net income per common share—Diluted	$9.34	$9.07	$0.27	3%
______________________________
NM—Not Meaningful

	For the Three Months Ended June 30,
	2023	2022
REVENUE MIX PERCENTAGES:
New vehicle	51.9%	47.2%
Used vehicle retail	27.1%	32.2%
Used vehicle wholesale	2.5%	2.3%
Parts and service	14.1%	13.2%
Finance and insurance, net	4.4%	5.1%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	25.9%	27.5%
Used vehicle retail	9.2%	12.5%
Used vehicle wholesale	0.7%	0.4%
Parts and service	41.0%	36.2%
Finance and insurance, net	23.2%	23.4%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	19.1%	20.3%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	57.3%	55.8%
Total revenue during the second quarter of 2023 decreased by $207.6 million (5%) compared to the second quarter of 2022, due to a $255.1 million (19%) decrease in used vehicle revenue and a $36.6 million (18%) decrease in F&I, net revenue, partially offset by a $78.2 million (4%) increase in new vehicle revenue and a $5.9 million (1%) increase in parts and service revenue. During the three months ended June 30, 2023, gross profit decreased by $89.6 million (11%) driven by a $35.5 million (16%) decrease in new vehicle gross profit, a $33.3 million (32%) decrease in used vehicle gross profit and a $22.5 million (12%) decrease in F&I gross profit, partially offset by a $1.6 million (1%) increase in parts and service gross profit.
Income from operations during the second quarter of 2023 decreased by $47.8 million (14%) compared to the second quarter of 2022, primarily due to an $89.6 million (11%) decrease in gross profit, partially offset by a $39.6 million (9%) decrease in SG&A expense.
Total other expenses, net decreased by $41.2 million (61%) during the second quarter of 2023 as compared to the second quarter of 2022, primarily as a result of a $13.5 million gain on dealership divestitures, net recorded during the second quarter of 2023, whereas there was a $28.7 million loss on dealership divestitures during the second quarter of 2022. Income before income taxes decreased $6.6 million (2%) to $261.1 million for the three months ended June 30, 2023. Overall, net income decreased by $5.0 million (2%) during the second quarter of 2023 as compared to the second quarter of 2022.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$630.6	$592.3	$38.4	6%
Import	768.0	719.5	48.6	7%
Domestic	544.0	552.8	(8.8)	(2)%
Total new vehicle revenue	$1,942.7	$1,864.6	$78.2	4%
Gross profit:
Luxury	$69.5	$76.5	$(7.0)	(9)%
Import	72.3	87.8	(15.5)	(18)%
Domestic	43.2	56.2	(13.0)	(23)%
Total new vehicle gross profit	$185.0	$220.5	$(35.5)	(16)%
New vehicle units:
Luxury	8,925	8,899	26	—%
Import	19,967	19,564	403	2%
Domestic	9,368	10,234	(866)	(8)%
Total new vehicle units	38,260	38,697	(437)	(1)%

Same Store:
Revenue:
Luxury	$626.3	$567.9	$58.4	10%
Import	768.0	693.5	74.5	11%
Domestic	544.0	536.6	7.5	1%
Total new vehicle revenue	$1,938.4	$1,798.0	$140.4	8%
Gross profit:
Luxury	$68.9	$73.8	$(4.8)	(7)%
Import	72.3	85.1	(12.7)	(15)%
Domestic	43.2	54.5	(11.3)	(21)%
Total new vehicle gross profit	$184.5	$213.3	$(28.9)	(14)%
New vehicle units
Luxury	8,845	8,505	340	4%
Import	19,967	18,828	1,139	6%
Domestic	9,368	9,896	(528)	(5)%
Total new vehicle units	38,180	37,229	951	3%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per new vehicle sold	$50,776	$48,183	$2,593	5%
Gross profit per new vehicle sold	$4,835	$5,697	$(862)	(15)%
New vehicle gross margin	9.5%	11.8%	(2.3)%

Luxury:
Gross profit per new vehicle sold	$7,785	$8,594	$(809)	(9)%
New vehicle gross margin	11.0%	12.9%	(1.9)%
Import:
Gross profit per new vehicle sold	$3,622	$4,489	$(868)	(19)%
New vehicle gross margin	9.4%	12.2%	(2.8)%
Domestic:
Gross profit per new vehicle sold	$4,612	$5,488	$(876)	(16)%
New vehicle gross margin	7.9%	10.2%	(2.2)%

Same Store:
Revenue per new vehicle sold	$50,769	$48,295	$2,475	5%
Gross profit per new vehicle sold	$4,832	$5,731	$(899)	(16)%
New vehicle gross margin	9.5%	11.9%	(2.3)%

Luxury:
Gross profit per new vehicle sold	$7,795	$8,672	$(878)	(10)%
New vehicle gross margin	11.0%	13.0%	(2.0)%
Import:
Gross profit per new vehicle sold	$3,622	$4,518	$(896)	(20)%
New vehicle gross margin	9.4%	12.3%	(2.8)%
Domestic:
Gross profit per new vehicle sold	$4,613	$5,510	$(897)	(16)%
New vehicle gross margin	7.9%	10.2%	(2.2)%
For the three months ended June 30, 2023, new vehicle revenue increased by $78.2 million (4%) due to a $38.4 million (6%) increase in luxury brands revenue and a $48.6 million (7%) increase in import brands revenue, partially offset by a $8.8 million (2%) decrease in domestic brands revenue. Same store new vehicle revenue increased by $140.4 million (8%) primarily driven by a $74.5 million (11%) increase in import brands revenue, a $58.4 million (10%) increase in luxury brands revenue and, to a lesser extent, a $7.5 million (1%) increase in domestic brands revenue.
For the three months ended June 30, 2023, new vehicle gross profit and same store new vehicle gross profit decreased by $35.5 million (16%) and $28.9 million (14%), respectively. Same store new vehicle gross profit margin for the three months ended June 30, 2023 decreased 235 basis points to 9.5%. The decrease in our same store gross profit margin was primarily attributable to the slight easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended June 30, 2023 was approximately 15.5 million which increased as compared to approximately 13.3 million during the three months ended June 30, 2022. The increase in new vehicle sales revenue on a same store basis for the three months ended June 30, 2023 over the same period in the prior year is primarily attributable to an increase of $2,475 of revenue per new vehicle sold and an increase of 951 in new vehicle units sold. The increase in SAAR period over period reflects higher fleet inventory supply coupled with continued consumer demand for new vehicles. However, we continue to be negatively impacted by the significant variation in new vehicle days supply among brands and models, as well as continued manufacturer production challenges arising from the semiconductor chips, parts and other key components shortage.
Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,013.3	$1,272.7	$(259.4)	(20)%
Used vehicle wholesale revenue	94.0	89.7	4.3	5%
Used vehicle revenue	$1,107.3	$1,362.4	$(255.1)	(19)%
Gross profit:
Used vehicle retail gross profit	$65.8	$100.7	$(34.9)	(35)%
Used vehicle wholesale gross profit	5.1	3.4	1.6	47%
Used vehicle gross profit	$70.9	$104.1	$(33.3)	(32)%
Used vehicle retail units:
Used vehicle retail units	31,623	39,848	(8,225)	(21)%

Same Store:
Revenue:
Used vehicle retail revenue	$1,010.4	$1,195.7	$(185.2)	(15)%
Used vehicle wholesale revenue	93.7	86.1	7.5	9%
Used vehicle revenue	$1,104.1	$1,281.8	$(177.7)	(14)%
Gross profit:
Used vehicle retail gross profit	$65.7	$95.0	$(29.3)	(31)%
Used vehicle wholesale gross profit	5.1	3.4	1.6	47%
Used vehicle gross profit	$70.7	$98.4	$(27.7)	(28)%
Used vehicle retail units:
Used vehicle retail units	31,505	37,020	(5,515)	(15)%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per used vehicle retailed	$32,044	$31,939	$104	—%
Gross profit per used vehicle retailed	$2,081	$2,527	$(446)	(18)%
Used vehicle retail gross margin	6.5%	7.9%	(1.4)%

Same Store:
Revenue per used vehicle retailed	$32,073	$32,298	$(226)	(1)%
Gross profit per used vehicle retailed	$2,085	$2,566	$(482)	(19)%
Used vehicle retail gross margin	6.5%	7.9%	(1.4)%
For the three months ended June 30, 2023, used vehicle revenue decreased by $255.1 million (19%) compared to the same period of prior year, primarily due to a $259.4 million (20%) decrease in used vehicle retail revenue, partially offset by a $4.3 million (5%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $177.7 million (14%) largely due to a $185.2 million (15%) decrease in used vehicle retail revenue, partially offset by a $7.5 million (9%) increase in used vehicle wholesale revenue. Total used vehicle retail unit sales decreased by 21% while same store retail used vehicle unit sales decreased by 15% during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Used vehicle revenues and unit volume have continued to contract as seen in the second quarter of 2023, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. For the three months ended June 30, 2023, total Company and same store used vehicle retail gross profit margins decreased by 142 basis points and 145 basis points, respectively, as compared to the prior year quarter. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by a tighter market for used vehicles during the three months ended June 30, 2023 as compared to the same period in the prior fiscal year.

Our 35 days supply of used vehicle inventory as of June 30, 2023 is in line with our historic targeted range of 30 to 35 days.

Used vehicle retail gross profit margins decreased from 7.9% for the three months ended June 30, 2023 to 6.5% for the three months ended June 30, 2022 for all stores and on a same store basis. Used vehicle retail gross profit decreased $34.9 million (35%) for the three months ended June 30, 2023 and decreased $29.3 million (31%) on a same store basis. On a same store basis, our gross profit per used vehicle retailed decreased $482 (19%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices.
Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions)
As Reported:
Parts and service revenue	$526.1	$520.2	$5.9	1%
Parts and service gross profit:
Customer pay	$182.1	$180.7	$1.5	1%
Warranty	36.4	33.5	3.0	9%
Wholesale parts	19.5	19.6	(0.1)	—%
Parts and service gross profit, excluding reconditioning and preparation	$238.0	$233.7	$4.4	2%
Parts and service gross margin, excluding reconditioning and preparation	45.2%	44.9%	0.3%
Reconditioning and preparation *	$54.0	$56.8	$(2.8)	(5)%
Total parts and service gross profit	$292.0	$290.5	$1.6	1%
Total parts and service gross margin	55.5%	55.8%	(0.3)%

Same Store:
Parts and service revenue	$525.3	$494.5	$30.8	6%
Parts and service gross profit:
Customer pay	$181.8	$171.0	$10.8	6%
Warranty	36.4	32.2	4.2	13%
Wholesale parts	19.5	18.9	0.6	3%
Parts and service gross profit, excluding reconditioning and preparation	$237.7	$222.0	$15.6	7%
Parts and service gross margin, excluding reconditioning and preparation	45.2%	23.3%	22.0%
Reconditioning and preparation *	$53.9	$53.3	$0.6	1%
Total parts and service gross profit	$291.5	$275.3	$16.2	6%
Total parts and service gross margin	55.5%	55.7%	(0.2)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $5.9 million (1%) increase in parts and service revenue was due to a $2.5 million (1%) increase in customer pay revenue and a $3.9 million (6%) increase in warranty revenue, partially offset by a $0.4 million decrease in wholesale parts revenue. Same store parts and service revenue increased by $30.8 million (6%) to $525.3 million during the three months ended June 30, 2023 from $494.5 million during the three months ended June 30, 2022. The increase in same store parts and service revenue was due to a $20.2 million (6%) increase in customer pay revenue, a $6.3 million (10%) increase in warranty revenue and a $4.3 million (4%) increase in wholesale parts revenue. We attribute much of this increase to strong customer pay and warranty demand and increased aging of vehicles, which are at historically high levels, driven by new vehicle inventory shortages. Vehicle affordability also drives consumers to repairs as opposed to a new vehicle purchase. We continue to focus on increasing our customer pay parts and service revenue over the long-term by improving the customer experience, providing competitive benefits to our technicians, capitalizing on our dealership training programs and upgrading equipment.
During the three months ended June 30, 2023, parts and service gross profit, excluding reconditioning and preparation, increased by $4.4 million (2%) to $238.0 million and same store parts and service gross profit, excluding reconditioning and preparation, increased by $15.6 million (7%) to $237.7 million.
Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$166.3	$203.0	$(36.6)	(18)%
Finance and insurance, net gross profit	$165.2	$187.6	$(22.5)	(12)%
Finance and insurance, net per vehicle sold	$2,363	$2,389	$(25)	(1)%

Same Store:
Finance and insurance, net revenue	$166.3	$193.4	$(27.2)	(14)%
Finance and insurance, net gross profit	$165.1	$179.0	$(13.9)	(8)%
Finance and insurance, net per vehicle sold	$2,369	$2,411	$(42)	(2)%

F&I revenue, net decreased by $36.6 million (18%) during the second quarter of 2023 when compared to the second quarter of 2022, as a result of a 11% decrease in total retail units sold and a 1% decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $27.2 million (14%) during the second quarter of 2023 when compared to the second quarter of 2022, as a result of a 6% decrease in total retail units sold and a 2% decrease in F&I per vehicle retailed.
TCA's F&I revenue, after dealership intercompany eliminations, was $32.2 million and $28.2 million for the three months ended June 30, 2023 and 2022, respectively. TCA's F&I gross profit, after dealership intercompany eliminations, was $31.0 million and $12.9 million for the three months ended June 30, 2023 and 2022, respectively.

Selling, General, and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2023	% of Gross Profit	2022	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$274.3	38.5%	$323.1	40.3%	$(48.8)	(1.8)%
Rent and related expenses	35.8	5.0%	28.5	3.6%	7.3	1.5%
Advertising	11.5	1.6%	14.2	1.8%	(2.6)	(0.1)%
Other	86.9	12.2%	82.4	10.3%	4.5	1.9%
Selling, general, and administrative expense	$408.6	57.3%	$448.2	55.8%	$(39.6)	1.5%
Gross profit	$713.1		$802.7

Same Store:
Personnel costs	$273.8	38.5%	$308.6	40.3%	$(34.8)	(1.8)%
Rent and related expenses	35.7	5.0%	27.3	3.6%	8.4	1.5%
Advertising	11.4	1.6%	12.8	1.7%	(1.3)	(0.1)%
Other	86.5	12.2%	79.5	10.4%	7.0	1.8%
Selling, general, and administrative expense	$407.5	57.2%	$428.2	55.9%	$(20.7)	1.4%
Gross profit	$711.8		$766.1
SG&A expense as a percentage of gross profit increased 146 basis points from 55.8% for the second quarter of 2022 to 57.3% for the second quarter of 2023, while same store SG&A expense as a percentage of gross profit increased 135 basis points, from 55.9% for the second quarter of 2022 to 57.2% over the same period in 2023. The increase in reported SG&A expense as a percentage of gross profit is primarily the result of lower gross profits for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, we incurred $4.3 million of losses related to hail damage at certain dealerships. On a total company basis, SG&A expense decreased by $39.6 million for the the second quarter of 2023 as compared to the second quarter of 2022 primarily due to the effects of lower personnel costs in the second quarter of 2023.
Depreciation and amortization —
The $1.4 million (8%) decrease in depreciation and amortization expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to dealership divestitures during 2022.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $0.7 million (47%) to $0.8 million during the three months ended June 30, 2023 as compared to $1.5 million for the three months ended June 30, 2022.
Other Interest Expense, net —
Other interest expense increased $1.7 million (5%) from $37.6 million for the three months ended June 30, 2022 to $39.3 million during the three months ended June 30, 2023, primarily due to higher loaner payable interest expense driven by higher loaner vehicle balances.
Gain on Dealership Divestitures, net—
During the three months ended June 30, 2023, we sold one franchise (one dealership location) in Austin, Texas and recorded a pre-tax gain totaling $13.5 million. During the three months ended June 30, 2022, we divested three franchises (three dealership locations) and one collision center and recorded a pre-tax net loss of $28.7 million.
Income Tax Expense —
The $1.6 million (2%) decrease in income tax expense was primarily the result of a $6.6 million (2%) decrease in income before income taxes. Our effective tax rate was 24.8% for the three months ended June 30, 2023 and 2022, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation.

CONSOLIDATED RESULTS OF OPERATIONS
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$3,710.4	$3,720.1	$(9.7)	—%
Used vehicle	2,233.9	2,713.4	(479.5)	(18)%
Parts and service	1,041.7	1,022.1	19.6	2%
Finance and insurance, net	338.9	406.4	(67.5)	(17)%
TOTAL REVENUE	7,324.8	7,862.0	(537.1)	(7)%
GROSS PROFIT:
New vehicle	363.9	444.4	(80.6)	(18)%
Used vehicle	147.9	203.4	(55.5)	(27)%
Parts and service	574.1	566.9	7.2	1%
Finance and insurance, net	323.4	379.9	(56.5)	(15)%
TOTAL GROSS PROFIT	1,409.3	1,594.7	(185.4)	(12)%
OPERATING EXPENSES:
Selling, general, and administrative	811.6	903.7	(92.1)	(10)%
Depreciation and amortization	33.5	36.5	(3.0)	(8)%
Other operating income, net	—	(1.9)	1.9	NM
INCOME FROM OPERATIONS	564.2	656.3	(92.1)	(14)%
OTHER EXPENSES:
Floor plan interest expense	1.5	4.1	(2.7)	(65)%
Other interest expense, net	76.6	75.2	1.5	2%
Gain on dealership divestitures, net	(13.5)	(4.4)	(9.1)	NM
Total other expenses, net	64.6	74.9	(10.3)	(14)%
INCOME BEFORE INCOME TAXES	499.6	581.4	(81.8)	(14)%
Income tax expense	121.9	142.3	(20.4)	(14)%
NET INCOME	$377.7	$439.1	$(61.4)	(14)%
Net income per share—Diluted	$17.70	$19.52	$(1.81)	(9)%
______________________________
NM—Not Meaningful

	For the Six Months Ended June 30,
	2023	2022
REVENUE MIX PERCENTAGES:
New vehicle	50.7%	47.3%
Used vehicle retail	27.8%	31.7%
Used vehicle wholesale	2.7%	2.8%
Parts and service	14.2%	13.0%
Finance and insurance, net	4.6%	5.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	25.8%	27.9%
Used vehicle retail	9.7%	12.3%
Used vehicle wholesale	0.8%	0.4%
Parts and service	40.7%	35.6%
Finance and insurance, net	22.9%	23.8%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	19.2%	20.3%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	57.6%	56.7%
Total revenue for the six months ended June 30, 2023 decreased by $537.1 million (7%) compared to the six months ended June 30, 2022, due to a $479.5 million (18%) decrease in used vehicle revenue, a $67.5 million (17%) decrease in F&I, net revenue and a $9.7 million decrease in new vehicle revenue, partially offset by a $19.6 million (2%) increase in parts and service revenue. The $185.4 million (12%) decrease in gross profit during the six months ended June 30, 2023 was driven by a $80.6 million (18%) decrease in new vehicle gross profit, a $56.5 million (15%) decrease in F&I, net gross profit and a $55.5 million (27%) decrease in used vehicle gross profit, partially offset by a $7.2 million (1%) increase in parts and service gross profit.
Income from operations during the six months ended June 30, 2023 decreased by $92.1 million (14%), compared to the six months ended June 30, 2022, primarily due to the $185.4 million (12%) decrease in gross profit and a $1.9 million decrease in other operating income, net, partially offset by a $92.1 million (10%) decrease in SG&A expense and a $3.0 million (8%) decrease in depreciation and amortization expense.
Total other expenses, net decreased by $10.3 million (14%), primarily as a result of an increase of $9.1 million gain on dealership divestitures, net recorded during the six months ended June 30, 2023 when compared to the same period of prior year and a $2.7 million (65%) decrease in floor plan interest expense. This decrease in other expenses, net was partially offset by a $1.5 million (2%) increase in other interest expense, net during the six months ended June 30, 2023 when compared to the prior year period. Income before income taxes decreased $81.8 million (14%) to $499.6 million for the six months ended June 30, 2023. Overall, net income decreased by $61.4 million (14%) during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,238.0	$1,135.5	$102.5	9%
Import	1,435.0	1,485.4	(50.4)	(3)%
Domestic	1,037.4	1,099.2	(61.8)	(6)%
Total new vehicle revenue	$3,710.4	$3,720.1	$(9.7)	—%
Gross profit:
Luxury	$141.9	$147.3	$(5.4)	(4)%
Import	136.3	183.3	(46.9)	(26)%
Domestic	85.7	113.9	(28.2)	(25)%
Total new vehicle gross profit	$363.9	$444.4	$(80.6)	(18)%
New vehicle units:
Luxury	17,354	17,156	198	1%
Import	37,356	40,242	(2,886)	(7)%
Domestic	18,056	20,473	(2,417)	(12)%
Total new vehicle units	72,766	77,871	(5,105)	(7)%

Same Store:
Revenue:
Luxury	$1,227.1	$1,075.5	$151.7	14%
Import	1,435.0	1,361.9	73.0	5%
Domestic	1,037.4	1,064.5	(27.1)	(3)%
Total new vehicle revenue	$3,699.5	$3,501.9	$197.6	6%
Gross profit:
Luxury	$140.4	$140.6	$(0.2)	—%
Import	136.4	169.1	(32.8)	(19)%
Domestic	85.7	110.4	(24.8)	(22)%
Total new vehicle gross profit	$362.5	$420.2	$(57.7)	(14)%
New vehicle units:
Luxury	17,156	16,146	1,010	6%
Import	37,356	36,997	359	1%
Domestic	18,056	19,764	(1,708)	(9)%
Total new vehicle units	72,568	72,907	(339)	—%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per new vehicle sold	$50,990	$47,773	$3,218	7%
Gross profit per new vehicle sold	$5,001	$5,707	$(707)	(12)%
New vehicle gross margin	9.8%	11.9%	(2.1)%

Luxury:
Gross profit per new vehicle sold	$8,175	$8,585	$(410)	(5)%
New vehicle gross margin	11.5%	13.0%	(1.5)%
Import:
Gross profit per new vehicle sold	$3,650	$4,554	$(905)	(20)%
New vehicle gross margin	9.5%	12.3%	(2.8)%
Domestic:
Gross profit per new vehicle sold	$4,745	$5,562	$(817)	(15)%
New vehicle gross margin	8.3%	10.4%	(2.1)%

Same Store:
Revenue per new vehicle sold	$50,980	$48,033	$2,947	6%
Gross profit per new vehicle sold	$4,995	$5,763	$(768)	(13)%
New vehicle gross margin	9.8%	12.0%	(2.2)%

Luxury:
Gross profit per new vehicle sold	$8,187	$8,708	$(522)	(6)%
New vehicle gross margin	11.4%	13.1%	(1.6)%
Import:
Gross profit per new vehicle sold	$3,650	$4,571	$(921)	(20)%
New vehicle gross margin	9.5%	12.4%	(2.9)%
Domestic:
Gross profit per new vehicle sold	$4,746	$5,588	$(842)	(15)%
New vehicle gross margin	8.3%	10.4%	(2.1)%
For the six months ended June 30, 2023, new vehicle revenue decreased by $9.7 million as a result of a 7% decrease in new vehicle units sold offset partially by a 7% increase in revenue per new vehicle sold. Same store new vehicle revenue increased by $197.6 million (6%) as the result of a 6% increase in revenue per new vehicle sold.
For the six months ended June 30, 2023, new vehicle gross profit and same store new vehicle gross profit decreased by $80.6 million (18%) and $57.7 million (14%), respectively. Same store new vehicle gross margin for the six months ended June 30, 2023 decreased 220 basis points to 9.8% driven by the slight easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the six months ended June 30, 2023 was approximately 15.3 million which increased as compared to approximately 13.7 million during the six months ended June 30, 2022. The decrease in new vehicle sales revenue for the six months ended June 30, 2023 over the same period in the prior year is primarily attributable to the Company's dealership divestitures during 2022. The increase in SAAR period over period reflects higher fleet inventory supply coupled with continued consumer demand for new vehicles. However, we continue to be negatively impacted by the significant variation in new vehicle days supply among brands and models, as well as continued manufacturer production challenges arising from the semiconductor chips, parts and other key components shortage.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$2,034.9	$2,489.7	$(454.7)	(18)%
Used vehicle wholesale revenue	198.9	223.7	(24.8)	(11)%
Used vehicle revenue	$2,233.9	$2,713.4	$(479.5)	(18)%
Gross profit:
Used vehicle retail gross profit	$136.5	$196.5	$(60.1)	(31)%
Used vehicle wholesale gross profit	11.4	6.9	4.5	66%
Used vehicle gross profit	$147.9	$203.4	$(55.5)	(27)%
Used vehicle retail units:
Used vehicle retail units	64,612	78,154	(13,542)	(17)%

Same Store:
Revenue:
Used vehicle retail revenue	$2,023.6	$2,309.0	$(285.4)	(12)%
Used vehicle wholesale revenue	198.1	210.6	(12.5)	(6)%
Used vehicle revenue	$2,221.7	$2,519.6	$(298.0)	(12)%
Gross profit:
Used vehicle retail gross profit	$135.9	$182.6	$(46.8)	(26)%
Used vehicle wholesale gross profit	11.5	6.8	4.8	71%
Used vehicle gross profit	$147.4	$189.4	$(42.0)	(22)%
Used vehicle retail units:
Used vehicle retail units	64,132	71,661	(7,529)	(11)%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per used vehicle retailed	$31,495	$31,856	$(361)	(1)%
Gross profit per used vehicle retailed	$2,112	$2,515	$(403)	(16)%
Used vehicle retail gross margin	6.7%	7.9%	(1.2)%

Same Store:
Revenue per used vehicle retailed	$31,553	$32,221	$(668)	(2)%
Gross profit per used vehicle retailed	$2,118	$2,548	$(430)	(17)%
Used vehicle retail gross margin	6.7%	7.9%	(1.2)%
Used vehicle revenue decreased by $479.5 million (18%) due to a $454.7 million (18%) decrease in used vehicle retail revenue and a $24.8 million (11%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $298.0 million (12%) due to a $285.4 million (12%) decrease in used vehicle retail revenue and a $12.5 million (6%) decrease in used vehicle wholesale revenue. the decrease in used vehicle revenue was due to a decrease in used vehicle units sold on an all store and same store basis by 13,542 and 7,529 units, respectively for the six months ended June 30, 2023 as compared to the same period in the prior year.

For the six months ended June 30, 2023, used vehicle retail gross profit margins decreased from 7.9% to 6.7% for all stores and on a same store basis when compared to the same period of prior year. Used vehicle retail gross profit decreased $60.1 million (31%) for the six months ended June 30, 2023 and decreased $46.8 million (26%) on a same store basis. On a same store basis, our gross profit per used vehicle retailed decreased $430 (17%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices.
Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,041.7	$1,022.1	$19.6	2%
Parts and service gross profit:
Customer pay	$357.3	$349.3	$8.0	2%
Warranty	72.4	67.0	5.4	8%
Wholesale parts	39.6	40.0	(0.4)	(1)%
Parts and service gross profit, excluding reconditioning and preparation	$469.3	$456.3	$13.0	3%
Parts and service gross margin, excluding reconditioning and preparation	45.1%	44.6%	0.4%
Reconditioning and preparation *	$104.8	$110.6	$(5.8)	(5)%
Total parts and service gross profit	$574.1	$566.9	$7.2	1%
Total parts and service gross margin	55.1%	55.5%	(0.4)%

Same Store:
Parts and service revenue	$1,039.3	$954.5	$84.8	9%
Parts and service gross profit:
Customer pay	$356.3	$324.9	$31.4	10%
Warranty	72.3	63.6	8.7	14%
Wholesale parts	39.5	37.6	1.9	5%
Parts and service gross profit, excluding reconditioning and preparation	$468.1	$426.2	$42.0	10%
Parts and service gross margin, excluding reconditioning and preparation	45.0%	44.6%	0.4%
Reconditioning and preparation *	$104.5	$102.5	$2.0	2%
Total parts and service gross profit	$572.6	$528.7	$44.0	8%
Total parts and service gross margin	55.1%	55.4%	(0.3)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $19.6 million (2%) increase in parts and service revenue was primarily due to a $15.1 million (2%) increase in customer pay revenue and a $8.3 million (7%) increase in warranty revenue, partially offset by a $3.8 million (2%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $84.8 million (9%) from $954.5 million for the six months ended June 30, 2022 to $1,039.3 million for the six months ended June 30, 2023. The increase in same store parts and service revenue was due to a $60.0 million (10%) increase in customer pay revenue, a $14.3 million (12%) increase in warranty revenue and a $10.4 million (5%) increase in wholesale parts revenue. The trend of increased aging of vehicles, which are at historically high levels, is leading to increased customer pay while increased miles driven are contributing to growth in wholesale revenues. Consumers are owning a vehicle for longer periods of time due to the vehicle inventory constraints experienced in the automotive industry.
For the six months ended June 30, 2023, parts and service gross profit, excluding reconditioning and preparation, increased by $13.0 million (3%) to $469.3 million, and same store gross profit, excluding reconditioning and preparation, increased by $42.0 million (10%) to $468.1 million when compared to the same period of prior year. The same store increase is primarily a result of increased customer pay volume which is in line with the increasing trend of aged vehicles.

Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$338.9	$406.4	$(67.5)	(17)%
Finance and insurance, net gross profit	$323.4	$379.9	$(56.5)	(15)%
Finance and insurance, net per vehicle sold	$2,354	$2,435	$(81)	(3)%

Same Store:
Finance and insurance, net revenue	$338.5	$384.9	$(46.4)	(12)%
Finance and insurance, net gross profit	$323.0	$358.4	$(35.4)	(10)%
Finance and insurance, net per vehicle sold	$2,363	$2,479	$(116)	(5)%
F&I revenue, net decreased $67.5 million (17%) during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, as a result of a 12% decrease in new and used retail unit sales and a 3% decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $46.4 million (12%) during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, as a result of a 5% decrease in new and used retail unit sales and a 5% decrease in F&I per vehicle retailed.
TCA's F&I revenue, after dealership intercompany eliminations, was $67.1 million and $53.8 million for the six months ended June 30, 2023 and 2022, respectively. TCA's F&I gross profit, after dealership intercompany eliminations, was $51.6 million and $27.3 million for the six months ended June 30, 2023 and 2022, respectively.
Selling, General, and Administrative Expense—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2023	% of Gross Profit	2022	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$553.1	39.2%	$651.2	40.8%	$(98.1)	(1.6)%
Rent and related expenses	64.2	4.6%	62.3	3.9%	1.9	0.6%
Advertising	21.2	1.5%	28.4	1.8%	(7.2)	(0.3)%
Other	173.1	12.3%	161.8	10.1%	11.3	2.1%
Selling, general, and administrative expense	$811.6	57.6%	$903.7	56.7%	$(92.1)	0.9%
Gross profit	$1,409.3		$1,594.7

Same Store:
Personnel costs	$551.2	39.2%	$611.6	40.9%	$(60.4)	(1.6)%
Rent and related expenses	64.0	4.6%	59.2	4.0%	4.8	0.6%
Advertising	21.0	1.5%	24.9	1.7%	(3.9)	(0.2)%
Other	171.9	12.2%	153.5	10.3%	18.4	2.0%
Selling, general, and administrative expense	$808.1	57.5%	$849.2	56.7%	$(41.1)	0.8%
Gross profit	$1,405.5		$1,496.6
SG&A expense as a percentage of gross profit increased 92 basis points from 56.7% for the six months ended June 30, 2022 to 57.6% for the six months ended June 30, 2023, while same store SG&A expense as a percentage of gross profit increased 75 basis points to 57.5% over the same period. The slight increase in SG&A as a percentage of gross profit during the six months ended June 30, 2023 is primarily the result of lower gross profits for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, we incurred $4.3 million of losses related to hail damage at certain dealerships. On a total company basis, SG&A expense decreased by $92.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to the effects of sixteen dealership divestitures during 2022, as well as lower profitability. On a same store basis, we have continued to achieve cost efficiencies.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $2.7 million (65%) to $1.5 million during the six months ended June 30, 2023 compared to $4.1 million during the six months ended June 30, 2022 due to the increase in our floor plan offset account balances held during the six months ended June 30, 2023 as compared to six months ended June 30, 2022.
Other Interest Expense —
Other interest expense increased $1.5 million (2%) during the six months ended June 30, 2023 from $75.2 million during the six months ended June 30, 2022 to $76.6 million during the six months ended June 30, 2023.
Gain on Dealership Divestitures, net—
During the six months ended June 30, 2023, we sold one franchise (one dealership location) in Austin, Texas and recorded a pre-tax gain totaling $13.5 million. During the six months ended June 30, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri and three franchises (three dealership locations) and one collision center in the Denver, Colorado market, two franchises (two dealership locations) in Spokane, Washington and one franchise (one dealership location) in Albuquerque, New Mexico, and we recorded a pre-tax gain on dealership divestitures, net of $4.4 million. There were no dealership divestitures during the three months ended June 30, 2023.
Income Tax Expense—
The $20.4 million (14%) decrease in income tax expense was primarily the result of a $81.8 million (14%) decrease in income before income taxes. For the six months ended June 30, 2023 and 2022, our effective income tax rate was 24.4% and 24.5%, respectively, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2023, we had total available liquidity of $1.59 billion, which consisted of cash and cash equivalents of $63.6 million (excluding $13.9 million held by TCA), available funds in our floor plan offset accounts of $818.4 million which $785.5 million is offset against new vehicle floor plan notes payable and $32.9 million is netted against loaner vehicle notes payable, $436.0 million of availability under our revolving credit facility and $271.0 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle floor plan facility are limited by borrowing base calculations and, from time-to-time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2023, these financial covenants did not further limit our availability under our other credit facilities.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2019 Senior Credit Facility, (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months and the foreseeable future.
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2023.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
During the three and six months ended June 30, 2023, we repurchased 959,803 and 1,070,126 shares of our common stock under our repurchase program for a total of $190.1 million and $210.7 million, respectively. On May 25, 2023, our Board of Directors authorized a new $250.0 million share repurchase authorization (the "New Share Repurchase Authorization"), which replaced our previous share repurchase authorization. As of June 30, 2023, we had $250.0 million remaining under our New Share Repurchase Authorization.
During the three and six months ended June 30, 2023, we repurchased 379 and 45,992 shares of our common stock for $0.1 million and $11.0 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Six Months Ended June 30,
	2023	2022
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$221.7	$496.6
Change in Floor Plan Notes Payable—Non-Trade, net	(2.8)	(203.0)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	171.8	246.2
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisition and divestitures	27.6	4.1
Adjusted cash flow provided by operating activities	$418.3	$543.9
Operating Activities—
Net cash provided by operating activities totaled $221.7 million and $496.6 million, for the six months ended June 30, 2023 and 2022, respectively. Adjusted cash flow provided by operating activities totaled $418.3 million and $543.9 million, for the six months ended June 30, 2023 and 2022, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $125.6 million decrease in adjusted cash flow provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily the result of the following:
•decrease in $75.0 million net income and non-cash adjustments to net income;
•$77.3 million related to the change in other current assets, net; and
•$28.9 million decrease in other long term assets and liabilities, net.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•$34.8 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures;

•$14.0 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2023 as compared to 2022; and
•$5.1 million related to a decrease in accounts payable and accrued liabilities.
Investing Activities—
Net cash used in investing activities totaled $62.5 million for the six months ended June 30, 2023 compared to net cash provided by investing activities of $344.2 million for the six months ended June 30, 2022. Capital expenditures, excluding the purchase of real estate, were $40.8 million and $39.5 million for the six months ended June 30, 2023 and 2022, respectively. We expect that capital expenditures during 2023 will total approximately $185.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the six months ended June 30, 2023, we sold one franchise (one dealership location) in Austin, Texas for an aggregate purchase price of $30.7 million. During the six months ended June 30, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri and three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington and one franchise (one dealership location) in Albuquerque New Mexico for an aggregate purchase price of $379.7 million.
We purchased $124.2 million and $25.9 million of debt securities during the six months ended June 30, 2023 and 2022, respectively. We did not purchase equity securities during the six months ended June 30, 2023, and we purchased $8.4 million of equity securities during the six months ended June 30, 2022.
We also received proceeds of $17.7 million and $29.4 million from the sale of debt securities and $51.8 million and $8.9 million from equity securities, respectively, during the six months ended June 30, 2023 and 2022, respectively.
During the six months ended June 30, 2023, we received cash proceeds of $2.3 million from the sale of real estate. During the six months ended June 30, 2022, we did not sell any real estate assets.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $316.9 million and $919.6 million for the six months ended June 30, 2023 and 2022, respectively.
During the six months ended June 30, 2023 and 2022, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $3.72 billion and $3.62 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $3.72 billion and $4.12 billion, respectively.
During the six months ended June 30, 2023, we had no non-trade floor plan repayments associated with divestitures. During the six months ended June 30, 2022, we had $21.6 million non-trade floor plan repayments associated with divestitures.
Repayments of borrowings totaled $82.8 million and $24.1 million for the six months ended June 30, 2023 and 2022, respectively.
There were no borrowings or repayments under our Revolving Credit Facility during the six months ended June 30, 2023. Proceeds of $330.0 million were received in connection with borrowings under our Revolving Credit Facility during the six months ended June 30, 2022, and $499.0 million was repaid during the same period.
During the six months ended June 30, 2023, we repurchased 1,070,126 shares of our common stock under our Repurchase Program for a total of $220.3 million which includes $9.6 million of December 2022 share repurchases which settled in January 2023. In addition, we repurchased 45,992 shares of our common stock for $11.0 million from employees in connection with a net share settlement feature of employee equity-based awards. During the six months ended June 30, 2022, we repurchased 1,069,203 shares of our common stock under our Repurchase Program for a total of $200.0 million and repurchased 54,246 shares of our common stock for $8.9 million from employees in connection with a net share settlement feature of employee equity-based awards.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2023.
Guarantor Financial Information
As of June 30, 2023, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
The following tables present summarized financial information for the Company and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among Asbury and the Guarantor Subsidiaries and (ii) assets, liabilities, and equity in earnings from and investments in any non-guarantor subsidiaries.

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries:
	As of
	June 30, 2023	December 31, 2022
	(In millions)
Current assets	$1,923.5	$1,790.1
Current assets - affiliates	$—	$—
Non-current assets	$5,534.2	$5,380.7

Current liabilities	$783.7	$819.1
Current liabilities - affiliates	$10.4	$10.0
Non-current liabilities	$3,533.6	$3,566.3
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries:

For the Six Months Ended June 30,
2023
(In millions)
Net sales	$7,275.1
Gross profit	$1,365.6
Income from operations	$513.3
Net income	$337.5

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $50.3 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of June 30, 2023, a 100 basis point change in interest rates could result in a change of as much as $0.5 million to our total annual interest expense in our condensed consolidated statements of income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for primarily as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the six months ended June 30, 2023 and 2022 by $43.4 million and $44.2 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have seven interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting. The following table provides information on the attributes of each swap as of June 30, 2023:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$281.3	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$169.6	$110.6	May 2031
July 2020	$93.5	$78.8	$50.6	December 2028
July 2020	$85.5	$70.7	$57.3	November 2025
June 2015	$100.0	$61.4	$53.1	February 2025
November 2013	$75.0	$39.6	$38.7	September 2023
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2023 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
04/01/2023 - 04/30/2023	199,005	$192.53	198,880	$151.8
05/01/2023 - 05/31/2023	761,067	$199.47	760,923	$250.0
06/01/2023 - 06/30/2023	110	$240.68	—	$250.0
Total	960,182		959,803
On May 25, 2023, our Board of Directors increased the Company's common stock share repurchase authorization to $250.0 million for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal securities laws and other legal and contractual requirements.
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023.

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

Asbury Automotive Group, Inc.

Date:	July 28, 2023	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	July 28, 2023	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer