Form 10-Q
period 2023-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2023-10-27
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 26, 2023 was 20,577,372.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41.6	$235.3
Short-term investments	7.4	5.4
Contracts-in-transit, net	177.2	220.8
Accounts receivable, net	202.5	171.9
Inventories, net	1,242.1	959.2
Assets held for sale	15.8	29.1
Other current assets	368.3	288.1
Total current assets	2,054.9	1,909.8
INVESTMENTS	291.8	235.0
PROPERTY AND EQUIPMENT, net	1,960.5	1,941.0
OPERATING LEASE RIGHT-OF-USE ASSETS	230.6	235.4
GOODWILL	1,783.4	1,783.4
INTANGIBLE FRANCHISE RIGHTS	1,800.1	1,800.1
OTHER LONG-TERM ASSETS	133.7	116.7
Total assets	$8,255.0	$8,021.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$58.9	$51.0
Floor plan notes payable—non-trade, net	—	—
Current maturities of long-term debt	85.9	84.5
Current maturities of operating leases	21.3	23.6
Accounts payable and accrued liabilities	601.8	645.0
Deferred revenue—current	226.7	218.9
Liabilities associated with assets held for sale	—	10.5
Total current liabilities	994.5	1,033.4
LONG-TERM DEBT	3,136.5	3,216.8
LONG-TERM LEASE LIABILITY	215.8	218.4
DEFERRED REVENUE	500.2	495.0
DEFERRED INCOME TAXES	103.6	100.7
OTHER LONG-TERM LIABILITIES	56.0	53.5
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 42,594,062 and 43,593,809 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,287.2	1,281.4
Retained earnings	2,950.4	2,610.1
Treasury stock, at cost; 22,017,396 and 22,024,479 shares, respectively	(1,066.6)	(1,063.0)
Accumulated other comprehensive income	77.2	74.4
Total shareholders' equity	3,248.5	2,903.5
Total liabilities and shareholders' equity	$8,255.0	$8,021.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE:
New vehicle	$1,861.9	$1,799.2	$5,572.2	$5,519.3
Used vehicle	1,111.7	1,330.7	3,345.6	4,044.1
Parts and service	526.5	536.1	1,568.2	1,558.2
Finance and insurance, net	166.1	200.0	505.0	606.4
TOTAL REVENUE	3,666.2	3,865.9	10,991.0	11,727.9
COST OF SALES:
New vehicle	1,693.6	1,598.0	5,040.1	4,873.7
Used vehicle	1,049.6	1,248.6	3,135.6	3,758.5
Parts and service	235.3	238.5	702.9	693.6
Finance and insurance	14.1	13.0	29.6	39.5
TOTAL COST OF SALES	2,992.7	3,098.1	8,908.2	9,365.4
GROSS PROFIT	673.5	767.8	2,082.8	2,362.5
OPERATING EXPENSES:
Selling, general, and administrative	391.7	438.2	1,203.3	1,341.9
Depreciation and amortization	17.0	17.1	50.5	53.6
Other operating income, net	—	(1.1)	—	(3.0)
INCOME FROM OPERATIONS	264.7	313.6	829.0	970.0
OTHER EXPENSES:
Floor plan interest expense	—	1.9	1.5	6.0
Other interest expense, net	38.7	38.6	115.3	113.8
Gain on dealership divestitures, net	—	—	(13.5)	(4.4)
Total other expenses, net	38.7	40.5	103.3	115.4
INCOME BEFORE INCOME TAXES	226.0	273.1	725.7	854.6
Income tax expense	56.8	68.1	178.7	210.5
NET INCOME	$169.2	$205.0	$547.0	$644.1
EARNINGS PER SHARE:
Basic—
Net income	$8.22	$9.26	$26.02	$28.83
Diluted—
Net income	$8.19	$9.23	$25.91	$28.72
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20.6	22.1	21.0	22.3
Restricted stock	0.1	0.1	0.1	0.1
Diluted	20.7	22.2	21.1	22.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$169.2	$205.0	$547.0	$644.1
Other comprehensive income:
Change in fair value of cash flow swaps	11.4	33.5	9.0	104.4
Income tax expense associated with cash flow swaps	(2.8)	(8.2)	(2.2)	(25.6)
Losses on available-for-sale debt securities	(3.7)	(3.1)	(5.4)	(5.3)
Income tax benefit associated with available-for-sale debt securities	0.9	0.7	1.4	1.1
Comprehensive income	$175.0	$227.9	$549.8	$718.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	181.4	—	—	—	181.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.7 million tax benefit	—	—	—	—	—	—	(14.6)	(14.6)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	2.0	2.0
Comprehensive income	—	—	—	181.4	—	—	(12.6)	168.7
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	120,575	—	—	—	—	—	—
Share repurchases	—	—	—	—	110,323	(20.7)	—	(20.7)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,613	(10.9)	—	(10.9)
Retirement of common stock	(164,527)	—	(2.0)	(28.2)	(164,527)	30.2	—	—
Balances, March 31, 2023	43,549,857	$0.4	$1,288.0	$2,763.3	22,015,888	$(1,064.3)	$61.8	$3,049.2
Comprehensive Income:
Net income	—	—	—	196.4	—	—	—	196.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.1 million tax expense	—	—	—	—	—	—	12.8	12.8
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $1.0 million tax benefit	—	—	—	—	—	—	(3.2)	(3.2)
Comprehensive income	—	—	—	196.4	—	—	9.6	206.0
Share-based compensation	—	—	5.5	—	—	—	—	5.5
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	1,043	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	959,803	(192.1)	—	(192.1)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	379	(0.1)	—	(0.1)
Retirement of common stock	(959,803)	—	(11.6)	(178.5)	(959,803)	190.1	—	—
Balances, June 30, 2023	42,591,097	$0.4	$1,282.0	$2,781.1	22,016,267	$(1,066.4)	$71.4	$3,068.6
Comprehensive Income:
Net income	—	—	—	169.2	—	—	—	169.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.8 million tax expense	—	—	—	—	—	—	8.6	8.6
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.9 million tax benefit							(2.9)	(2.9)
Comprehensive income	—	—	—	169.2	—	—	5.7	175.0
Share-based compensation	—	—	5.2	—	—	—	—	5.2
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	2,965	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	1,129	(0.2)	—	(0.2)
Balances, September 30, 2023	42,594,062	$0.4	$1,287.2	$2,950.4	22,017,396	$(1,066.6)	$77.2	$3,248.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5
Comprehensive Income:
Net income	—	—	—	237.7	—	—	—	237.7
Change in fair value of cash flow swaps, net of reclassification adjustment and $10.4 million tax expense	—	—	—	—	—	—	31.8	31.8
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.2 million tax benefit	—	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income	—	—	—	237.7	—	—	29.8	267.5
Share-based compensation	—	—	7.0	—	—	—	—	7.0
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	115,435	—	—	—	—	—	—	—
Share repurchases	—	—	1.4	—	1,069,203	(200.0)	—	(198.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	53,810	(8.9)	—	(8.9)
Retirement of common stock	(1,069,203)	—	(12.9)	(187.1)	(1,069,203)	200.0	—	—
Balances, March 31, 2022	44,098,525	$0.4	$1,274.1	$1,931.9	21,968,061	$(1,053.0)	$29.1	$2,182.5
Comprehensive Income:
Net income	—		—	201.4	—	—	—	201.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $6.9 million tax expense	—	—	—	—	—	—	21.7	21.7
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment $0.2 million tax benefit	—	—	—	—	—	—	0.2	0.2
Comprehensive income	—	—	—	201.4	—	—	21.9	223.3
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	1,485	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	436	(0.1)	—	(0.1)
Balances, June 30, 2022	44,100,010	$0.4	$1,278.8	$2,133.3	21,968,497	$(1,053.1)	$51.0	$2,410.4
Comprehensive Income:
Net income	—	—	—	205.0	—	—	—	205.0
Change in fair value of cash flow swaps, net of reclassification adjustment and $8.2 million tax expense	—	—	—	—	—	—	25.3	25.3
Loss on changes in fair value of debt securities, net of $0.9 million tax benefit	—	—	—	—	—	—	(2.5)	(2.5)
Comprehensive income	—	—	—	205.0	—	—	22.9	227.9
Share-based compensation	—	—	4.7	—	—	—	—	4.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	2,575	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	1,031	(0.2)	—	(0.2)
Balances, September 30, 2022	44,102,585	$0.4	$1,283.4	$2,338.2	21,969,528	$(1,053.3)	$74.1	$2,642.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$547.0	$644.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	50.6	53.6
Share-based compensation	19.3	16.4
Deferred income taxes	2.2	(4.4)
Unrealized (gains) losses on investments	(1.9)	16.1
Loaner vehicle amortization	23.8	9.7
Gain on divestitures, net	(13.5)	(4.4)
Change in right-of-use assets	20.5	18.9
Other adjustments, net	(1.7)	2.7
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	43.6	43.3
Accounts receivable	(31.2)	44.0
Inventories	29.9	50.8
Other current assets	(415.6)	(285.7)
Floor plan notes payable—trade, net	7.9	(15.2)
Deferred revenue	13.0	35.9
Accounts payable and accrued liabilities	(24.1)	62.4
Operating lease liabilities	(20.7)	(19.3)
Other long-term assets and liabilities, net	(9.3)	(4.5)
Net cash provided by operating activities	239.8	664.4
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(76.5)	(62.5)
Capital expenditures—real estate	—	(10.2)
Acquisitions	—	(5.0)
Divestitures	30.7	379.0
Purchases of debt securities—available-for-sale	(164.9)	(132.4)
Purchases of equity securities	—	(41.4)
Proceeds from the sale of debt securities—available-for-sale	52.2	56.0
Proceeds from the sale of equity securities	51.8	49.5
Proceeds from the sale of assets	16.3	—
Net cash (used in) provided by investing activities	(90.4)	233.0
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	5,643.1	5,502.0
Floor plan repayments—non-trade	(5,645.9)	(5,989.8)
Floor plan repayments—divestitures	—	(21.6)
Repayments of borrowings	(108.8)	(48.5)
Proceeds from revolving credit facility	—	330.0
Repayments of revolving credit facility	—	(499.0)
Proceeds from issuance of common stock	—	1.4
Payment of debt issuance costs	—	(0.4)
Purchases of treasury stock	(220.3)	(200.0)
Repurchases of common stock, associated with net share settlements of employee share-based awards	(11.2)	(9.1)
Net cash used in financing activities	(343.1)	(935.0)
Net decrease in cash and cash equivalents	(193.7)	(37.6)
CASH AND CASH EQUIVALENTS, beginning of period	235.3	178.9
CASH AND CASH EQUIVALENTS, end of period	$41.6	$141.3
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
As of September 30, 2023, we owned and operated 181 new vehicle franchises (138 dealership locations), representing 31 brands of automobiles, and 31 collision centers in 14 states. For the nine months ended September 30, 2023, our new vehicle revenue brand mix consisted of 33% luxury, 39% imports and 28% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and Total Care Auto, Powered by Landcar ("TCA"). The Company reflects its operations in two reportable segments: Dealerships and TCA.
Pending Acquisition
On September 7, 2023, the Company, through one of its subsidiaries, entered into a Purchase and Sale Agreement (the "Transaction Agreement") with various entities that comprise the Jim Koons automotive dealerships group (the "Jim Koons Dealerships"). Pursuant to the Transaction Agreement, the Company is expected to acquire substantially all of the assets, including all real property of the Jim Koons Dealerships for an aggregate purchase price of approximately $1.20 billion, which includes approximately $417.0 million for real estate and leasehold improvements. In addition, we expect to acquire new and used vehicles, service loaner vehicles, fixed assets, parts and supplies for a purchase price to be determined at the closing of the transaction. Jim Koons Dealerships operates 20 new vehicle dealerships and six collision centers. The acquisition of these entities is anticipated to close in the fourth quarter of 2023 and is subject to various customary closing conditions, including approval from the applicable automotive manufacturers.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the three months ended September 30, 2023 and 2022, there were no shares repurchased under our share repurchase program. During the nine months ended September 30, 2023 and 2022, the Company repurchased 1,070,126 and 1,069,203 shares and retired 1,124,330 and 1,069,203 shares, of our common stock under our share repurchase program, respectively. The cash paid for these share repurchases was $210.7 million and $200.0 million for the nine months ended September 30, 2023 and 2022, respectively.
On May 25, 2023, we announced that our Board of Directors approved a new authorization to repurchase up to $250 million of the Company's common stock (the "New Share Repurchase Authorization"), which replaces our previous share repurchase authorization.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 466 and 403 restricted share units and 3 and 0 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company excluded 2,235 and 1,937 restricted share units and 0 and 394 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities-Supplier Finance Programs. This standard serves to improve transparency about supplier finance programs. The ASU requires certain disclosures around key terms of outstanding supply chain finance programs and changes in obligations during a reporting period related to vendors participating in these programs. The new disclosure requirements do not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance is effective for fiscal years beginning after December 15, 2022, except for rollforward information, which is effective in the first quarter of 2024. Early adoption is permitted. The adoption of this new guidance on January 1, 2023 did not have a material impact on our condensed consolidated financial statements. See Note 8 "Floor Plan Notes Payable."

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022 consists of the following:

	For the Three Months Ended September 30,
	2023	2022
	(In millions)
Revenue:
New vehicle	$1,861.9	$1,799.2
Used vehicle retail	1,016.8	1,249.8
Used vehicle wholesale	94.9	80.9
New and used vehicle	2,973.6	3,129.9
Sale of vehicle parts and accessories	125.1	128.9
Vehicle repair and maintenance services	401.4	407.2
Parts and services	526.5	536.1
Finance and insurance, net	166.1	200.0
Total revenue	$3,666.2	$3,865.9

	For the Nine Months Ended September 30,
	2023	2022
	(In millions)
Revenue:
New vehicle	$5,572.2	$5,519.3
Used vehicle retail	3,051.8	3,739.5
Used vehicle wholesale	293.8	304.6
New and used vehicle	8,917.8	9,563.4
Sale of vehicle parts and accessories	375.0	384.5
Vehicle repair and maintenance services	1,193.1	1,173.7
Parts and service	1,568.2	1,558.2
Finance and insurance, net	505.0	606.4
Total revenue	$10,991.0	$11,727.9

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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Balance as of January 1, 2023	$14.7	$14.7	$37.2	$66.6
Transferred to receivables from contract assets recognized at the beginning of the period	(14.7)	(3.0)	—	(17.7)
Amortization of costs to obtain a contract with a customer	—	—	(2.0)	(2.0)
Costs incurred to obtain a contract with a customer	—	—	8.6	8.6
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	16.3	2.8	—	19.1
Balance as of March 31, 2023	$16.3	$14.5	$43.8	$74.6

Contract Assets (current), March 31, 2023	16.3	14.5	12.9	43.7
Contract Assets (long-term), March 31, 2023	—	—	30.9	30.9

Transferred to receivables from contract assets recognized at the beginning of the period	(16.3)	(2.7)	—	(19.0)
Amortization of costs to obtain a contract with a customer	—	—	(3.2)	(3.2)
Costs incurred to obtain a contract with a customer	—	—	13.5	13.5
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	17.5	2.5	—	20.0
Balance as of June 30, 2023	$17.5	$14.3	$54.1	$86.2

Contract Assets (current), June 30, 2023	17.5	14.3	15.4	47.4
Contract Assets (long-term), June 30, 2023	—	—	38.7	38.7

Transferred to receivables from contract assets recognized at the beginning of the period	(17.5)	(1.7)	—	(19.2)
Amortization of costs incurred to obtain a contract with a customer	—	—	(3.2)	(3.2)
Costs incurred to obtain a contract with a customer	—	—	10.7	10.7
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	23.9	1.7	—	25.6
Balance as of September 30, 2023	$23.9	$14.3	$61.6	$99.7

Contract Assets (current), September 30, 2023	23.9	14.3	17.6	55.8
Contract Assets (long-term), September 30, 2023	$—	$—	$43.9	$43.9

Deferred Revenue
The condensed consolidated balance sheets reflect $726.9 million and $713.9 million of deferred revenue as of September 30, 2023 and December 31, 2022, respectively. Approximately $176.7 million of deferred revenue at December 31, 2022 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the nine months ended September 30, 2023.
3. DIVESTITURES

During the nine months ended September 30, 2023, we sold one franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million, which is presented in our accompanying condensed consolidated statements of income as gain on dealership divestitures, net.
During the nine months ended September 30, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri, three franchises (three dealership locations) and one collision center in Denver, Colorado, two franchises (two dealership locations) in Spokane, Washington and one franchise (one dealership location) in Albuquerque, New Mexico. The Company recorded a pre-tax gain totaling $4.4 million, during the nine months September 30, 2022, which is presented in our accompanying condensed consolidated statements of income as gain on dealership divestitures, net. We also paid an additional $5.0 million during the quarter ended September 30, 2022 in connection with purchase price adjustments related to a prior year acquisition.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2023	December 31, 2022
	(In millions)
Vehicle receivables	$65.5	$50.4
Manufacturer receivables	51.1	43.3
Other receivables	88.8	80.5
Total accounts receivable	205.3	174.1
Less—Allowance for credit losses	(2.8)	(2.2)
Accounts receivable, net	$202.5	$171.9
5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2023	December 31, 2022
	(In millions)
New vehicles	$806.9	$527.7
Used vehicles	304.3	304.4
Parts and accessories	131.0	127.2
Total inventories, net (a)	$1,242.1	$959.2
____________________________
(a) Inventories, net as of December 31, 2022, excluded $3.4 million classified as assets held for sale.
The lower of cost and net realizable value reserves reduced total inventories by $8.7 million and $10.7 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, certain automobile manufacturer incentives reduced new vehicle inventory cost by $7.0 million and $2.7 million, respectively, and reduced new vehicle cost of sales for the nine months ended September 30, 2023 and 2022 by $68.9 million and $69.4 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2023	December 31, 2022
	(In millions)
Assets:
Inventory	$—	$3.4
Loaners, net	—	0.9
Property and equipment, net	15.8	24.0
Goodwill	—	0.9
Total assets held for sale	15.8	29.1
Liabilities:
Floor plan notes payable—non-trade	—	2.8
Loaners notes payable	—	0.8
Current maturities of long-term debt	—	0.6
Long-term debt	—	6.2
Total liabilities associated with assets held for sale	—	10.5
Net assets held for sale	$15.8	$18.7
As of September 30, 2023, assets held for sale consisted of real estate associated with one real estate property not currently used in our operations.
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

7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale, equity securities, and other investments measured at net asset value are as follows:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$7.4	$—	$—	$7.4
U.S. Treasury	13.5	—	(0.4)	13.1
Municipal	30.0	—	(1.0)	29.0
Corporate	120.6	—	(4.2)	116.4
Mortgage and other asset-backed securities	136.9	0.1	(3.7)	133.3
Total debt securities	308.5	0.1	(9.4)	299.2
Total investments	$308.5	$0.1	$(9.4)	$299.2

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$5.4	$—	$—	$5.4
U.S. Treasury	11.8	—	(0.2)	11.6
Municipal	22.8	—	(0.4)	22.4
Corporate	81.8	0.2	(2.3)	79.7
Mortgage and other asset-backed securities	73.8	0.3	(1.4)	72.7
Total debt securities	195.5	0.5	(4.4)	191.7
Common stock	48.7	—	—	48.7
Total investments	$244.2	$0.5	$(4.4)	$240.4
There were no equity securities held as of September 30, 2023. The Company had an unrealized loss of $0.4 million related to equity securities held as of December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Company had $2.1 million and $1.3 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.

A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of September 30, 2023
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$7.4	$7.4
Due in 1-5 years	108.0	104.8
Due in 6-10 years	53.6	51.4
Due after 10 years	2.5	2.3
Total by maturity	171.6	165.9
Mortgage and other asset-backed securities	136.9	133.3
Total investment securities	$308.5	$299.2
There were $0.1 million and $0.3 million gross gains realized, respectively, related to the sale of available-for-sale debt securities carried at fair value for the three and nine months ended September 30, 2023. There were $1.5 million gross losses realized related to the sale of available-for-sale debt securities carried at fair value for both the three and nine months ended September 30, 2023. There were no gross gains and gross losses realized related to the sale of equity securities carried at fair value for the three months ended September 30, 2023. There were $3.7 million gross gains and $0.9 million gross losses realized, respectively, related to the sale of equity securities carried at fair value for the nine months ended September 30, 2023.
There were no gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three and nine months ended September 30, 2022. There were $1.2 million and $1.9 million gross losses realized, respectively, related to the sale of available-for-sale debt securities carried at fair value for three and nine months ended September 30, 2022. There were $8.4 million and $10.1 million gross gains realized, respectively, related to the sale of equity securities carried at fair value for the three and nine months ended September 30, 2022. There were $2.1 million and $3.6 million gross losses realized, respectively, related to the sale of equity securities carried at fair value for the three and nine months ended September 30, 2022.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2023.

	As of September 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$2.1	$—	$1.9	$—	$4.1	$—
U.S. Treasury	8.2	(0.3)	4.9	(0.2)	13.1	(0.4)
Municipal	18.5	(0.6)	9.7	(0.4)	28.2	(1.0)
Corporate	52.9	(1.4)	58.5	(2.8)	111.4	(4.2)
Mortgage and other asset-backed securities	84.4	(2.7)	31.9	(1.1)	116.3	(3.7)
Total debt securities	$166.1	$(5.0)	$106.9	$(4.4)	$273.0	$(9.4)

	As of December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S. Treasury	$9.2	$(0.2)	$—	$—	$9.2	$(0.2)
Municipal	19.0	(0.4)	—	—	19.0	(0.4)
Corporate	66.2	(0.1)	5.2	(0.3)	71.4	(0.4)
Mortgage and other asset-backed securities	51.4	(1.3)	1.5	(0.2)	52.9	(1.5)
Total debt securities	$145.7	$(2.0)	$6.8	$(0.5)	$152.6	$(2.5)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three and nine months ended September 30, 2023.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2023	December 31, 2022
	(In millions)
Floor plan notes payable—trade	$115.9	$65.1
Floor plan notes payable offset account	(57.0)	(14.2)
Floor plan notes payable—trade, net	$58.9	$51.0

Floor plan notes payable—new non-trade (a)	$850.5	$613.6
Floor plan notes payable offset account (b)	(850.5)	(613.6)
Floor plan notes payable—non-trade, net	$—	$—
____________________________

(a) Floor plan notes payable—new non-trade as of December 31, 2022, excluded $2.8 million classified as liabilities associated with assets held for sale, respectively.
(b) In addition to the $850.5 million and $613.6 million shown above as of September 30, 2023 and December 31, 2022, respectively, we held $81.2 million and $164.0 million, in the floor plan notes payable offset account as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, $81.2 million was shown as an offset to loaner vehicles notes payable. As of December 31, 2022, $100.8 million of the $164.0 million was reflected within cash and cash equivalents and the remaining $63.2 million was shown as an offset to loaner vehicles notes payable. Loaner vehicle notes payable is included in accounts payable and accrued liabilities within the condensed consolidated balance sheets.
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America as of September 30, 2023 and December 31, 2022 were $22.8 million and $10.8 million, net of offsets of $81.2 million and $63.2 million, respectively. Loaner vehicles notes payable related to OEMs as of September 30, 2023 and December 31, 2022 were $92.8 million and $83.7 million, respectively.
2023 Senior Credit Facility
On October 20, 2023, the Company and certain of its subsidiaries entered into a fourth amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other lenders party thereto (the “2023 Senior Credit Facility”). The 2023 Senior Credit Facility amended and restated the Company’s pre-existing third amended and restated credit agreement, dated as of September 25, 2019, among the Company, certain of its subsidiaries, Bank of America, as administrative agent, and the other lenders party thereto.
The 2023 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:
•$500.0 million revolving credit facility (the “Revolving Credit Facility”);
•$1,925.0 million new vehicle revolving floorplan facility (the “New Vehicle Floorplan Facility”); and
•$375.0 million used vehicle revolving floorplan facility (the “Used Vehicle Floorplan Facility”).
In addition, subject to compliance with certain conditions, the 2023 Senior Credit Facility provides that the Company and its subsidiaries that are borrowers under the 2023 Senior Credit Facility (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $750.0 million in the aggregate.
Borrowings outstanding under the 2023 Senior Credit Facility bear interest, at the option of the Company, based on Daily Simple SOFR (as defined in the 2023 Senior Credit Facility) or the Base Rate, in each case plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate (as defined in the 2023 Senior Credit Agreement) plus 0.50%, (ii) the Bank of America prime rate, and (iii) Daily Simple SOFR plus 1.00% and (iv) 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, a range from 1.00% to 2.00% for Daily Simple SOFR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at the option of the Company, based on Daily Simple SOFR plus 1.10%, or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at the option of the Company, based on Daily Simple SOFR plus 1.40% or the Base Rate plus 0.40%.
The 2023 Senior Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on October 20, 2028.

9. DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2023	December 31, 2022
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates (a)	32.5	38.3
2021 Real Estate Facility	625.6	660.6
2021 BofA Real Estate Facility	167.8	173.3
2018 Bank of America Facility (b)	51.3	54.5
2018 Wells Fargo Master Loan Facility	73.2	76.9
2013 BofA Real Estate Facility	—	24.9
2015 Wells Fargo Master Loan Facility	38.5	42.3
Finance lease liability	8.4	8.4
Total debt outstanding	3,247.3	3,329.2
Add—unamortized premium on 4.50% Senior Notes due 2028	0.7	0.8
Add—unamortized premium on 4.75% Senior Notes due 2030	1.4	1.6
Less—debt issuance costs	(27.0)	(30.4)
Long-term debt, including current portion	3,222.3	3,301.2
Less—current portion, net of current portion of debt issuance costs	(85.9)	(84.5)
Long-term debt	$3,136.5	$3,216.8
____________________________
(a) Mortgage notes payable excluded $2.7 million classified as liabilities associated with assets held for sale as of December 31, 2022.
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
A summary of the carrying values and fair values of our subordinated long-term debt and our mortgage notes payable is as follows:

	As of
	September 30, 2023	December 31, 2022
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$402.6	$409.5
4.625% Senior Notes due 2029	790.1	789.1
4.75% Senior Notes due 2030	442.1	441.7
5.00% Senior Notes due 2032	592.1	591.5
Mortgage notes payable (a)	987.1	1,061.1
Total carrying value	$3,214.0	$3,292.9

Fair Value:
4.50% Senior Notes due 2028	$364.5	$354.4
4.625% Senior Notes due 2029	686.0	672.0
4.75% Senior Notes due 2030	379.4	372.7
5.00% Senior Notes due 2032	496.5	492.0
Mortgage notes payable (a)	985.7	1,069.8
Total fair value	$2,912.1	$2,960.9
____________________________
(a) Mortgage notes payable excluded $6.8 million classified as liabilities associated with assets held for sale as of December 31, 2022.
Interest Rate Swap Agreements
We currently have six interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform. The following table provides information on the attributes of each swap as of September 30, 2023:

Inception Date	Notional Principal at Inception	Notional Value as of September 30, 2023	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$277.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$167.8	$110.6	May 2031
July 2020	$93.5	$77.5	$50.6	December 2028
July 2020	$85.5	$69.4	$57.3	November 2025
June 2015	$100.0	$60.1	$53.1	February 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 inputs. The fair value of our swaps was a $111.4 million and $102.4 million asset as of September 30, 2023 and December 31, 2022, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	September 30, 2023	December 31, 2022
	(In millions)
Other current assets	$32.3	$29.6
Other long-term assets	79.1	72.8
Total fair value	$111.4	$102.4
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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$20.6	Other interest expense, net	$(9.2)
2022	$31.7	Other interest expense, net	$1.8

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$34.6	Other interest expense, net	$(25.6)
2022	$107.4	Other interest expense, net	$3.0
 On the basis of yield curve conditions as of September 30, 2023 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $32.3 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$7.2	$—	$—	$7.2
Short-term investments	5.0	2.4	—	7.4
U.S. Treasury	13.1	—	—	13.1
Municipal	—	29.0	—	29.0
Corporate	—	116.4	—	116.4
Mortgage and other asset-backed securities	—	133.3	—	133.3
Total debt securities	18.0	281.2	—	299.2
Total	$18.0	$281.2	$—	$299.2

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.6	$—	$—	$6.6
Short-term investments	0.6	4.8	—	5.4
U.S. Treasury	11.6	—	—	11.6
Municipal	—	22.4	—	22.4
Corporate	—	79.7	—	79.7
Mortgage and other asset-backed securities	—	72.6	—	72.6
Total debt securities	12.2	179.5	—	191.7
Common stock	48.7	—	—	48.7
Total	$60.9	$179.5	$—	$240.4
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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$(5.1)	Revenue-Finance and insurance, net	$(1.4)
2022	$(4.3)	Revenue-Finance and insurance, net	$(1.2)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2023	$(6.6)	Revenue-Finance and insurance, net	$(1.2)
2022	$(7.1)	Revenue-Finance and insurance, net	$(1.9)

11. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2023 and 2022, we made interest payments, including amounts capitalized, totaling $102.9 million and $104.2 million, respectively.
During the nine months ended September 30, 2023 and 2022, we made income tax payments, net of refunds received, totaling $180.1 million. and $178.3 million, respectively.
During the nine months ended September 30, 2023 and 2022, we transferred $314.1 million and $201.5 million, respectively, of loaner vehicles from other current assets to inventories on our condensed consolidated balance sheets.

12. SEGMENT INFORMATION
As of September 30, 2023, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
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
Reportable segment financial information for the three and nine months ended September 30, 2023 and 2022, are as follows:

	Three Months Ended September 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,638.9	$70.4	$(43.1)	$3,666.2
Gross profit	$655.5	$18.7	$(0.6)	$673.5

	Three Months Ended September 30, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,838.5	$59.7	$(32.3)	$3,865.9
Gross profit	$749.0	$13.5	$5.3	$767.8

	Nine Months Ended September 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$10,914.0	$211.1	$(134.2)	$10,991.0
Gross profit	$2,021.0	$59.5	$2.3	$2,082.8

	Nine Months Ended September 30, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$11,662.7	$169.0	$(103.8)	$11,727.9
Gross profit	$2,324.1	$33.0	$5.5	$2,362.5

Total assets by segment as of September 30, 2023 and December 31, 2022 are as follows:

	As of September 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$7,366.0	$880.2	$8.8	$8,255.0

	As of December 31, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$7,170.8	$869.2	$(18.6)	$8,021.4
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
We had $14.0 million of letters of credit outstanding as of September 30, 2023, which are required by certain of our insurance providers. In addition, as of September 30, 2023, we maintained a $18.5 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.

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
•disruptions in the production and supply of vehicles and parts from our vehicle and parts manufacturers and other suppliers due to any ongoing impact of supply issues, which can disrupt our operations; and
•our estimated future capital expenditures, which can be impacted by increasing prices and labor shortages and acquisitions and divestitures.
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
•our ability to consummate planned or pending mergers, acquisitions and dispositions;
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

OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2023, through our Dealerships segment, we owned and operated 181 new vehicle franchises (138 dealership locations), representing 31 brands of automobiles, and 31 collision centers within 14 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both independent third parties and TCA. The F&I products offered by TCA are sold through affiliated dealerships. For the nine months ended September 30, 2023, our new vehicle revenue brand mix consisted of 33% luxury, 39% imports and 28% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
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
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. While new vehicle inventories continue to rise, manufacturers remain hampered by the lack of availability of parts and key components from suppliers, which has impacted new vehicle inventory levels and availability of certain parts, keeping new vehicle inventories at historical lows. In September 2023, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) initiated a labor strike at certain facilities operated by Ford, General Motors and Stellantis in North America, causing stoppages to some vehicle production and parts distribution activities. We are continuing to monitor the status of the labor strike and the potential effects it may have on our business. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these production slowdowns or when normalized production will resume at these manufacturers.
We are strategically operating within the changing environment and we continue to prioritize profitability. Over the last couple of years, pre-owned vehicle inventory has been depleted due to fleet levels, lower new vehicle sales and lack of leasing. Overall, with this limited availability of pre-owned inventory and unbalanced new inventory by brand, we are focused on maximizing our gross profit streams.
Clicklane
As part of our omni-channel strategy, we implemented Clicklane, the automotive retail industry’s first, end-to-end, 100% online vehicle retail tool, which offers our customers a convenient, seamless and transparent approach to purchase and sell vehicles completely online. Our Clicklane platform provides our customers with the ability to (i) select a new or used vehicle, (ii) arrange for and obtain financing from a variety of lenders, (iii) obtain an offer on their trade-in vehicle, (iv) obtain an exact pay-off amount on any existing loan on a trade-in vehicle, (v) select and purchase F&I products designed for the customer’s vehicle and then (vi) complete the vehicle purchase and financing by signing the transaction documents and scheduling in-store pickup or home delivery, with each step performed entirely online. Clicklane provides the the customer with the ability to switch between online and in-person during the process based on their preference. We have implemented Clicklane across all of our stores.
Pending Acquisition
On September 7, 2023, the Company, through one of its subsidiaries, entered into a Purchase and Sale Agreement (the "Transaction Agreement") with various entities that comprise the Jim Koons automotive dealerships group (the "Jim Koons Dealerships"). Pursuant to the Transaction Agreement, the Company is expected to acquire substantially all of the assets, including all real property of the Jim Koons Dealerships for an aggregate purchase price of approximately $1.20 billion, which includes approximately $417.0 million for real estate and leasehold improvements. In addition, we expect to acquire new and used vehicles, service loaner vehicles, fixed assets, parts and supplies for a purchase price to be determined at the closing of the transaction. Jim Koons Dealerships operates 20 new vehicle dealerships and six collision centers. The acquisition of these entities is anticipated to close in the fourth quarter of 2023 and is subject to various customary closing conditions, including approval from the applicable automotive manufacturers.

Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the nine months ended September 30, 2023 was $10.99 billion, compared to $11.73 billion for the nine months ended September 30, 2022.
•Consolidated gross profit for the nine months ended September 30, 2023 was $2.08 billion, compared to $2.36 billion for the nine months ended September 30, 2022.
•The decrease in consolidated revenue is primarily due to lower used vehicle and F&I revenues. Lower gross profit was driven by lower gross profit per vehicle sold for both new and used vehicles as margins continue to shift downward from the historic highs in recent years. The effects of dealership divestitures also impacted consolidated revenue and gross profit. During the nine months ended September 30, 2023, we sold one franchise (one dealership location) in Austin, Texas. During 2022, we completed sixteen divestitures that contributed $683 million in revenue for the year ended December 31, 2022. Four of the divestitures closed in the first quarter, three in the second quarter, and nine in the fourth quarter of 2022.
•Our capital allocation priorities were supported by the repurchase of 1,070,126 million shares for $210.7 million during the nine months ended September 30, 2023.
•On October 20, 2023, we entered into a fourth amended and restated credit agreement with Bank of America, as administrative agent, and the other lenders party thereto (the "2023 Senior Credit Facility'). The 2023 Senior Credit Facility increased our borrowing capacity from $2.55 billion to $2.80 billion and extended the maturity date to October 20, 2028.

CONSOLIDATED RESULTS OF OPERATIONS
We assess the organic growth of our revenue and gross profit on a same store basis. We believe that our assessment on a same store basis represents an important indicator of comparative financial performance and provides relevant information to assess our performance. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first full month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period. During 2022, the Company completed sixteen divestitures that contributed $683 million in revenue for the year. Four of the divestitures closed in the first quarter, three in the second quarter, and nine in the fourth quarter of 2022.
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$1,861.9	$1,799.2	$62.7	3%
Used vehicle	1,111.7	1,330.7	(219.0)	(16)%
Parts and service	526.5	536.1	(9.6)	(2)%
Finance and insurance, net	166.1	200.0	(33.8)	(17)%
TOTAL REVENUE	3,666.2	3,865.9	(199.8)	(5)%
GROSS PROFIT:
New vehicle	168.3	201.2	(32.9)	(16)%
Used vehicle	62.1	82.1	(20.0)	(24)%
Parts and service	291.1	297.6	(6.5)	(2)%
Finance and insurance, net	152.0	186.9	(34.9)	(19)%
TOTAL GROSS PROFIT	673.5	767.8	(94.3)	(12)%
OPERATING EXPENSES:
Selling, general, and administrative	391.7	438.2	(46.5)	(11)%
Depreciation and amortization	17.0	17.1	—	—%
Other operating expense, net	—	(1.1)	1.1	N M
INCOME FROM OPERATIONS	264.7	313.6	(48.9)	(16)%
OTHER EXPENSES:
Floor plan interest expense	—	1.9	(1.9)	(99)%
Other interest expense, net	38.7	38.6	0.1	—%
Total other expenses, net	38.7	40.5	(1.8)	(4)%
INCOME BEFORE INCOME TAXES	226.0	273.1	(47.1)	(17)%
Income tax expense	56.8	68.1	(11.4)	(17)%
NET INCOME	$169.2	$205.0	$(35.8)	(17)%
Net income per common share—Diluted	$8.19	$9.23	$(1.04)	(11)%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2023	2022
REVENUE MIX PERCENTAGES:
New vehicle	50.8%	46.5%
Used vehicle retail	27.7%	32.3%
Used vehicle wholesale	2.6%	2.1%
Parts and service	14.4%	13.9%
Finance and insurance, net	4.5%	5.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	25.0%	26.2%
Used vehicle retail	8.9%	10.9%
Used vehicle wholesale	0.3%	(0.2)%
Parts and service	43.2%	38.8%
Finance and insurance, net	22.6%	24.3%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	18.4%	19.9%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	58.2%	57.1%
Total revenue during the third quarter of 2023 decreased by $199.8 million (5%) compared to the third quarter of 2022, due to a $219.0 million (16%) decrease in used vehicle revenue, a $33.8 million (17%) decrease in F&I, net revenue and a $9.6 million (2%) decrease in parts and service revenue, partially offset by a $62.7 million (3%) increase in new vehicle revenue. During the three months ended September 30, 2023, gross profit decreased by $94.3 million (12%) driven by a $34.9 million (19%) decrease in F&I gross profit, a $32.9 million (16%) decrease in new vehicle gross profit, a $20.0 million (24%) decrease in used vehicle gross profit, and a $6.5 million (2%) decrease in parts and service gross profit.
Income from operations during the third quarter of 2023 decreased by $48.9 million (16%) compared to the third quarter of 2022, primarily due to a $94.3 million (12%) decrease in gross profit, partially offset by a $46.5 million (11%) decrease in SG&A expense.
Total other expenses, net decreased by $1.8 million (4%) during the third quarter of 2023 as compared to the third quarter of 2022, primarily as a result of a $1.9 million (99%) decrease in floor plan interest expense. Income before income taxes decreased $47.1 million (17%) to $226.0 million for the three months ended September 30, 2023. Overall, net income decreased by $35.8 million (17%) during the third quarter of 2023 as compared to the third quarter of 2022.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$581.3	$568.1	$13.2	2%
Import	761.7	694.5	67.2	10%
Domestic	518.9	536.5	(17.7)	(3)%
Total new vehicle revenue	$1,861.9	$1,799.2	$62.7	3%
Gross profit:
Luxury	$61.6	$71.4	$(9.8)	(14)%
Import	68.0	77.9	(9.9)	(13)%
Domestic	38.7	51.9	(13.2)	(25)%
Total new vehicle gross profit	$168.3	$201.2	$(32.9)	(16)%
New vehicle units:
Luxury	8,150	8,251	(101)	(1)%
Import	19,659	18,584	1,075	6%
Domestic	9,037	9,662	(625)	(6)%
Total new vehicle units	36,846	36,497	349	1%

Same Store:
Revenue:
Luxury	$581.3	$544.4	$36.9	7%
Import	761.7	667.2	94.6	14%
Domestic	518.9	519.4	(0.5)	—%
Total new vehicle revenue	$1,861.9	$1,730.9	$131.0	8%
Gross profit:
Luxury	$61.6	$68.9	$(7.4)	(11)%
Import	68.0	75.0	(7.0)	(9)%
Domestic	38.7	50.3	(11.5)	(23)%
Total new vehicle gross profit	$168.3	$194.2	$(25.9)	(13)%
New vehicle units
Luxury	8,150	7,865	285	4%
Import	19,659	17,839	1,820	10%
Domestic	9,037	9,338	(301)	(3)%
Total new vehicle units	36,846	35,042	1,804	5%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per new vehicle sold	$50,531	$49,296	$1,235	3%
Gross profit per new vehicle sold	$4,567	$5,512	$(946)	(17)%
New vehicle gross margin	9.0%	11.2%	(2.1)%

Luxury:
Gross profit per new vehicle sold	$7,553	$8,651	$(1,098)	(13)%
New vehicle gross margin	10.6%	12.6%	(2.0)%
Import:
Gross profit per new vehicle sold	$3,458	$4,192	$(735)	(18)%
New vehicle gross margin	8.9%	11.2%	(2.3)%
Domestic:
Gross profit per new vehicle sold	$4,286	$5,371	$(1,085)	(20)%
New vehicle gross margin	7.5%	9.7%	(2.2)%

Same Store:
Revenue per new vehicle sold	$50,531	$49,395	$1,136	2%
Gross profit per new vehicle sold	$4,567	$5,541	$(975)	(18)%
New vehicle gross margin	9.0%	11.2%	(2.2)%

Luxury:
Gross profit per new vehicle sold	$7,552	$8,763	$(1,210)	(14)%
New vehicle gross margin	10.6%	12.7%	(2.1)%
Import:
Gross profit per new vehicle sold	$3,458	$4,203	$(745)	(18)%
New vehicle gross margin	8.9%	11.2%	(2.3)%
Domestic:
Gross profit per new vehicle sold	$4,286	$5,384	$(1,099)	(20)%
New vehicle gross margin	7.5%	9.7%	(2.2)%
For the three months ended September 30, 2023, new vehicle revenue increased by $62.7 million (3%) due to a $67.2 million (10%) increase in import brands revenue and a $13.2 million (2%) increase in luxury brands revenue, partially offset by a $17.7 million (3%) decrease in domestic brands revenue. Same store new vehicle revenue increased by $131.0 million (8%) primarily driven by a $94.6 million (14%) increase in import brands revenue, a $36.9 million (7%) increase in luxury brands revenue, partially offset by a $0.5 million decrease in domestic brands revenue.
For the three months ended September 30, 2023, new vehicle gross profit and same store new vehicle gross profit decreased by $32.9 million (16%) and $25.9 million (13%), respectively. Same store new vehicle gross profit margin for the three months ended September 30, 2023 decreased 218 basis points to 9.0%. A similar decrease was seen is as reported new vehicle gross profit margins. The decrease in our new vehicle gross profit margin was primarily attributable to the easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years. As a result, our new vehicle gross profit per vehicle sold decreased from $5,512 for the three months ended September 30, 2022 to $4,567 for the three months ended September 30, 2023.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended September 30, 2023 was approximately 15.5 million which increased as compared to approximately 13.3 million during the three months ended September 30, 2022. The increase in new vehicle sales revenue on a same store basis for the three months ended September 30, 2023 over the same period in the prior year is primarily attributable to an increase of $1,136 of revenue per new vehicle sold and an increase of 1,804 in new vehicle units sold. The increase in SAAR period over period reflects higher fleet inventory supply coupled with continued consumer demand for new vehicles. However, we continue to be negatively impacted by the significant variation in new vehicle days supply among brands and models. We ended the quarter with approximately 36 days of supply of new vehicle inventory which reflects an increase from 26 days of supply as of December 31, 2022 but remains well below historical levels.
Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,016.8	$1,249.8	$(233.0)	(19)%
Used vehicle wholesale revenue	94.9	80.9	14.0	17%
Used vehicle revenue	$1,111.7	$1,330.7	$(219.0)	(16)%
Gross profit:
Used vehicle retail gross profit	$59.8	$84.0	$(24.2)	(29)%
Used vehicle wholesale gross profit	2.3	(1.9)	4.2	NM
Used vehicle gross profit	$62.1	$82.1	$(20.0)	(24)%
Used vehicle retail units:
Used vehicle retail units	32,117	38,874	(6,757)	(17)%

Same Store:
Revenue:
Used vehicle retail revenue	$1,016.4	$1,171.8	$(155.4)	(13)%
Used vehicle wholesale revenue	94.7	78.2	16.4	21%
Used vehicle revenue	$1,111.0	$1,250.1	$(139.0)	(11)%
Gross profit:
Used vehicle retail gross profit	$59.8	$79.1	$(19.4)	(24)%
Used vehicle wholesale gross profit	2.3	(1.5)	3.8	NM
Used vehicle gross profit	$62.1	$77.6	$(15.5)	(20)%
Used vehicle retail units:
Used vehicle retail units	32,104	35,968	(3,864)	(11)%
______________________________
NM—Not Meaningful

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per used vehicle retailed	$31,660	$32,150	$(490)	(2)%
Gross profit per used vehicle retailed	$1,861	$2,160	$(299)	(14)%
Used vehicle retail gross margin	5.9%	6.7%	(0.8)%

Same Store:
Revenue per used vehicle retailed	$31,659	$32,580	$(920)	(3)%
Gross profit per used vehicle retailed	$1,862	$2,200	$(338)	(15)%
Used vehicle retail gross margin	5.9%	6.8%	(0.9)%

For the three months ended September 30, 2023, used vehicle revenue decreased by $219.0 million (16%) compared to the same period of prior year, primarily due to a $233.0 million (19%) decrease in used vehicle retail revenue, partially offset by a $14.0 million (17%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $139.0 million (11%) largely due to a $155.4 million (13%) decrease in used vehicle retail revenue, partially offset by a $16.4 million (21%) increase in used vehicle wholesale revenue. Total used vehicle retail unit sales decreased by 17% while same store retail used vehicle unit sales decreased by 11% during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Used vehicle revenues and unit volume have continued to contract as seen in the third quarter of 2023, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. For the three months ended September 30, 2023, total Company and same store used vehicle retail gross profit margins decreased by 84 basis points and 87 basis points, respectively, as compared to the three months ended September 30, 2022. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by a tighter market for used vehicles during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Our 29 days supply of used vehicle inventory as of September 30, 2023 is generally in line with our historic targeted range of 30 to 35 days.
Used vehicle retail gross profit margins decreased from 6.7% for the three months ended September 30, 2022 to 5.9% for the three months ended September 30, 2023 for all stores, and on a same store basis, used vehicle retail gross profit margins decreased from 6.8% for the three months ended September 30, 2022 to 5.9% for the three months ended September 30, 2023. Used vehicle retail gross profit decreased $24.2 million (29%) for the three months ended September 30, 2023 and decreased $19.4 million (24%) on a same store basis as compared to the three months ended September 30, 2022. On a same store basis, our gross profit per used vehicle retailed decreased $338 (15%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions)
As Reported:
Parts and service revenue	$526.5	$536.1	$(9.6)	(2)%
Parts and service gross profit:
Customer pay	$176.7	$182.9	$(6.2)	(3)%
Warranty	39.0	38.4	0.6	1%
Wholesale parts	19.8	19.9	(0.1)	—%
Parts and service gross profit, excluding reconditioning and preparation	$235.5	$241.2	$(5.7)	(2)%
Parts and service gross margin, excluding reconditioning and preparation	44.7%	45.0%	(0.3)%
Reconditioning and preparation *	$55.7	$56.4	$(0.7)	(1)%
Total parts and service gross profit	$291.1	$297.6	$(6.5)	(2)%
Total parts and service gross margin	55.3%	55.5%	(0.2)%

Same Store:
Parts and service revenue	$526.3	$509.5	$16.8	3%
Parts and service gross profit:
Customer pay	$176.6	$173.1	$3.5	2%
Warranty	39.0	36.8	2.2	6%
Wholesale parts	19.8	19.2	0.6	3%
Parts and service gross profit, excluding reconditioning and preparation	$235.4	$229.1	$6.4	3%
Parts and service gross margin, excluding reconditioning and preparation	44.7%	45.0%	(0.2)%
Reconditioning and preparation *	$55.7	$52.9	$2.7	5%
Total parts and service gross profit	$291.1	$282.0	$9.1	3%
Total parts and service gross margin	55.3%	55.3%	—%

* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $9.6 million (2%) decrease in parts and service revenue was primarily due to a $9.3 million (3%) decrease in customer pay revenue and a $2.4 million (2%) decrease in wholesale parts revenue, partially offset by a $2.1 million (3%) increase in warranty revenue. Same store parts and service revenue increased by $16.8 million (3%) to $526.3 million during the three months ended September 30, 2023 from $509.5 million during the three months ended September 30, 2022. The increase in same store parts and service revenue was due to a $9.3 million (3%) increase in customer pay revenue, a $5.1 million (8%) increase in warranty revenue and a $2.4 million (2%) increase in wholesale parts revenue. We attribute much of this increase to strong customer pay and warranty demand and increased aging of vehicles, which are at historically high levels, driven by historically low new vehicle inventory levels. We continue to focus on increasing our customer pay parts and service revenue over the long-term by improving the customer experience, providing competitive benefits to our technicians, capitalizing on our dealership training programs and upgrading equipment.
During the three months ended September 30, 2023, parts and service gross profit, excluding reconditioning and preparation, decreased by $5.7 million (2%) to $235.5 million primarily due to dealership divestitures and same store parts and service gross profit, excluding reconditioning and preparation, increased by $6.4 million (3%) to $235.4 million demonstrating our continued commitment to our guest-centric service approach.
Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$166.1	$200.0	$(33.8)	(17)%
Finance and insurance, net gross profit	$152.0	$186.9	$(34.9)	(19)%
Finance and insurance, net per vehicle sold	$2,204	$2,480	$(276)	(11)%

Same Store:
Finance and insurance, net revenue	$166.3	$192.1	$(25.8)	(13)%
Finance and insurance, net gross profit	$152.2	$179.0	$(26.9)	(15)%
Finance and insurance, net per vehicle sold	$2,207	$2,521	$(314)	(12)%

F&I revenue, net decreased by $33.8 million (17%) during the third quarter of 2023 when compared to the third quarter of 2022, as a result of a 9% decrease in total retail units sold and a 11% decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $25.8 million (13%) during the third quarter of 2023 when compared to the third quarter of 2022, as a result of a 3% decrease in total retail units sold and a 12% decrease in F&I per vehicle retailed. We are seeing slightly lower penetration rates in our F&I products as customers look for ways to manage lower monthly payments in a rising interest rate environment.
TCA's F&I revenue, after dealership intercompany eliminations, was $36.2 million and $36.1 million for the three months ended September 30, 2023 and 2022, respectively. TCA's F&I gross profit, after dealership intercompany eliminations, was $22.1 million and $23.0 million for the three months ended September 30, 2023 and 2022, respectively.

Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2023	% of Gross Profit	2022	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$257.0	38.2%	$305.9	39.8%	$(48.9)	(1.7)%
Rent and related expenses	25.6	3.8%	31.3	4.1%	(5.6)	(0.3)%
Advertising	12.6	1.9%	11.3	1.5%	1.3	0.4%
Other	96.5	14.3%	89.8	11.7%	6.7	2.6%
Selling, general, and administrative expense	$391.7	58.2%	$438.2	57.1%	$(46.5)	1.1%
Gross profit	$673.5		$767.8

Same Store:
Personnel costs	$256.9	38.1%	$291.7	39.8%	$(34.8)	(1.7)%
Rent and related expenses	25.6	3.8%	30.0	4.1%	(4.4)	(0.3)%
Advertising	12.6	1.9%	9.9	1.3%	2.8	0.5%
Other	96.3	14.3%	86.2	11.8%	10.1	2.5%
Selling, general, and administrative expense	$391.4	58.1%	$417.8	57.0%	$(26.4)	1.1%
Gross profit	$673.6		$732.8

SG&A expense as a percentage of gross profit increased 109 basis points from 57.1% for the third quarter of 2022 to 58.2% for the third quarter of 2023, while same store SG&A expense as a percentage of gross profit increased 109 basis points, from 57.0% for the third quarter of 2022 to 58.1% over the same period in 2023. The increase in reported SG&A expense as a percentage of gross profit is primarily the result of lower gross profits for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. SG&A expense for the three months ended September 30, 2023 includes a $3.6 million gain from the sale of real estate and $1.8 million of professional fees related to the pending acquisition of the Jim Koons Dealerships. In addition, on a total company basis, SG&A expense decreased by $46.5 million for the the third quarter of 2023 as compared to the third quarter of 2022 primarily due to the effects of lower personnel costs in the third quarter of 2023.
Floor Plan Interest Expense —
Floor plan interest expense decreased by $1.9 million (99%) to $0.0 million during the three months ended September 30, 2023 as compared to $1.9 million for the three months ended September 30, 2022 due to less cash held in the floor plan offset account during the three months ended September 30, 2022.
Income Tax Expense —
The $11.4 million (17%) decrease in income tax expense was primarily the result of a $47.1 million (17%) decrease in income before income taxes. Our effective tax rate for the three months ended September 30, 2023 was 25.1% compared to 24.9% in the prior comparative period, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2023 at 24.9%.

CONSOLIDATED RESULTS OF OPERATIONS
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$5,572.2	$5,519.3	$53.0	1%
Used vehicle	3,345.6	4,044.1	(698.5)	(17)%
Parts and service	1,568.2	1,558.2	10.0	1%
Finance and insurance, net	505.0	606.4	(101.4)	(17)%
TOTAL REVENUE	10,991.0	11,727.9	(736.9)	(6)%
GROSS PROFIT:
New vehicle	532.1	645.6	(113.5)	(18)%
Used vehicle	210.0	285.5	(75.6)	(26)%
Parts and service	865.3	864.5	0.7	—%
Finance and insurance, net	475.4	566.8	(91.4)	(16)%
TOTAL GROSS PROFIT	2,082.8	2,362.5	(279.7)	(12)%
OPERATING EXPENSES:
Selling, general, and administrative	1,203.3	1,341.9	(138.6)	(10)%
Depreciation and amortization	50.5	53.6	(3.1)	(6)%
Other operating income, net	—	(3.0)	3.0	NM
INCOME FROM OPERATIONS	829.0	970.0	(141.0)	(15)%
OTHER EXPENSES:
Floor plan interest expense	1.5	6.0	(4.6)	(76)%
Other interest expense, net	115.3	113.8	1.6	1%
Gain on dealership divestitures, net	(13.5)	(4.4)	(9.1)	NM
Total other expenses, net	103.3	115.4	(12.1)	(10)%
INCOME BEFORE INCOME TAXES	725.7	854.6	(128.9)	(15)%
Income tax expense	178.7	210.5	(31.8)	(15)%
NET INCOME	$547.0	$644.1	$(97.1)	(15)%
Net income per share—Diluted	$25.91	$28.72	$(2.81)	(10)%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2023	2022
REVENUE MIX PERCENTAGES:
New vehicle	50.7%	47.1%
Used vehicle retail	27.8%	31.9%
Used vehicle wholesale	2.7%	2.6%
Parts and service	14.3%	13.3%
Finance and insurance, net	4.6%	5.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	25.5%	27.3%
Used vehicle retail	9.4%	11.9%
Used vehicle wholesale	0.7%	0.2%
Parts and service	41.5%	36.6%
Finance and insurance, net	22.8%	24.0%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	19.0%	20.1%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	57.8%	56.8%
Total revenue for the nine months ended September 30, 2023 decreased by $736.9 million (6%) compared to the nine months ended September 30, 2022, due to a $698.5 million (17%) decrease in used vehicle revenue and a $101.4 million (17%) decrease in F&I, net revenue, partially offset by a $53.0 million (1%) increase in new vehicle revenue and a $10.0 million (1%) increase in parts and service revenue. The $279.7 million (12%) decrease in gross profit during the nine months ended September 30, 2023 was driven by a $113.5 million (18%) decrease in new vehicle gross profit, a $91.4 million (16%) decrease in F&I, net gross profit and a $75.6 million (26%) decrease in used vehicle gross profit, partially offset by a $0.7 million increase in parts and service gross profit.
Income from operations during the nine months ended September 30, 2023 decreased by $141.0 million (15%), compared to the nine months ended September 30, 2022, primarily due to the $279.7 million (12%) decrease in gross profit and a $3.0 million decrease in other operating income, net, partially offset by a $138.6 million (10%) decrease in SG&A expense and a $3.1 million (6%) decrease in depreciation and amortization expense.
Total other expenses, net decreased by $12.1 million (10%), primarily as a result of an increase of $9.1 million gain on dealership divestitures, net recorded during the nine months ended September 30, 2023 when compared to the same period of the prior year and a $4.6 million (76%) decrease in floor plan interest expense. This decrease in other expenses, net was partially offset by a $1.6 million (1%) increase in other interest expense, net during the nine months ended September 30, 2023 when compared to the prior year period. Income before income taxes decreased $128.9 million (15%) to $725.7 million for the nine months ended September 30, 2023. Overall, net income decreased by $97.1 million (15%) during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,819.3	$1,703.6	$115.7	7%
Import	2,196.7	2,179.9	16.8	1%
Domestic	1,556.3	1,635.8	(79.5)	(5)%
Total new vehicle revenue	$5,572.2	$5,519.3	$53.0	1%
Gross profit:
Luxury	$203.4	$218.7	$(15.3)	(7)%
Import	204.3	261.2	(56.9)	(22)%
Domestic	124.4	165.8	(41.4)	(25)%
Total new vehicle gross profit	$532.1	$645.6	$(113.5)	(18)%
New vehicle units:
Luxury	25,504	25,407	97	—%
Import	57,015	58,826	(1,811)	(3)%
Domestic	27,093	30,135	(3,042)	(10)%
Total new vehicle units	109,612	114,368	(4,756)	(4)%

Same Store:
Revenue:
Luxury	$1,808.4	$1,619.8	$188.6	12%
Import	2,196.7	2,029.1	167.6	8%
Domestic	1,556.3	1,583.9	(27.6)	(2)%
Total new vehicle revenue	$5,561.4	$5,232.8	$328.5	6%
Gross profit:
Luxury	$202.0	$209.5	$(7.5)	(4)%
Import	204.4	244.1	(39.7)	(16)%
Domestic	124.4	160.7	(36.3)	(23)%
Total new vehicle gross profit	$530.8	$614.3	$(83.6)	(14)%
New vehicle units:
Luxury	25,306	24,011	1,295	5%
Import	57,015	54,836	2,179	4%
Domestic	27,093	29,102	(2,009)	(7)%
Total new vehicle units	109,414	107,949	1,465	1%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per new vehicle sold	$50,836	$48,259	$2,577	5%
Gross profit per new vehicle sold	$4,855	$5,645	$(790)	(14)%
New vehicle gross margin	9.5%	11.7%	(2.1)%

Luxury:
Gross profit per new vehicle sold	$7,975	$8,606	$(631)	(7)%
New vehicle gross margin	11.2%	12.8%	(1.7)%
Import:
Gross profit per new vehicle sold	$3,584	$4,440	$(856)	(19)%
New vehicle gross margin	9.3%	12.0%	(2.7)%
Domestic:
Gross profit per new vehicle sold	$4,592	$5,501	$(909)	(17)%
New vehicle gross margin	8.0%	10.1%	(2.1)%

Same Store:
Revenue per new vehicle sold	$50,829	$48,475	$2,354	5%
Gross profit per new vehicle sold	$4,851	$5,691	$(840)	(15)%
New vehicle gross margin	9.5%	11.7%	(2.2)%

Luxury:
Gross profit per new vehicle sold	$7,982	$8,726	$(744)	(9)%
New vehicle gross margin	11.2%	12.9%	(1.8)%
Import:
Gross profit per new vehicle sold	$3,584	$4,451	$(867)	(19)%
New vehicle gross margin	9.3%	12.0%	(2.7)%
Domestic:
Gross profit per new vehicle sold	$4,592	$5,523	$(931)	(17)%
New vehicle gross margin	8.0%	10.1%	(2.2)%
For the nine months ended September 30, 2023, new vehicle revenue increased by $53.0 million (1%) as a result of a 5% increase in revenue per new vehicle sold offset partially by a 4% decrease in new vehicle units sold. Same store new vehicle revenue increased by $328.5 million (6%) as the result of a 1% increase in new vehicle units sold and a 5% increase in revenue per new vehicle sold.
For the nine months ended September 30, 2023, new vehicle gross profit and same store new vehicle gross profit decreased by $113.5 million (18%) and $83.6 million (14%), respectively. Same store new vehicle gross margin for the nine months ended September 30, 2023 decreased 220 basis points to 9.5% driven by the slight easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the nine months ended September 30, 2023 was approximately 15.4 million which increased as compared to approximately 13.6 million during the nine months ended September 30, 2022. The increase in SAAR period over period reflects higher fleet inventory supply coupled with continued consumer demand for new vehicles. However, we continue to be negatively impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$3,051.8	$3,739.5	$(687.7)	(18)%
Used vehicle wholesale revenue	293.8	304.6	(10.8)	(4)%
Used vehicle revenue	$3,345.6	$4,044.1	$(698.5)	(17)%
Gross profit:
Used vehicle retail gross profit	$196.2	$280.5	$(84.3)	(30)%
Used vehicle wholesale gross profit	13.7	5.0	8.7	173%
Used vehicle gross profit	$210.0	$285.5	$(75.6)	(26)%
Used vehicle retail units:
Used vehicle retail units	96,729	117,028	(20,299)	(17)%

Same Store:
Revenue:
Used vehicle retail revenue	$3,033.6	$3,465.7	$(432.0)	(12)%
Used vehicle wholesale revenue	292.0	288.2	3.8	1%
Used vehicle revenue	$3,325.6	$3,753.8	$(428.2)	(11)%
Gross profit:
Used vehicle retail gross profit	$195.1	$259.8	$(64.6)	(25)%
Used vehicle wholesale gross profit	13.8	5.3	8.5	162%
Used vehicle gross profit	$209.0	$265.1	$(56.1)	(21)%
Used vehicle retail units:
Used vehicle retail units	95,959	106,978	(11,019)	(10)%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per used vehicle retailed	$31,550	$31,954	$(404)	(1)%
Gross profit per used vehicle retailed	$2,029	$2,397	$(368)	(15)%
Used vehicle retail gross margin	6.4%	7.5%	(1.1)%

Same Store:
Revenue per used vehicle retailed	$31,614	$32,396	$(782)	(2)%
Gross profit per used vehicle retailed	$2,034	$2,428	$(395)	(16)%
Used vehicle retail gross margin	6.4%	7.5%	(1.1)%
Used vehicle revenue decreased by $698.5 million (17%) due to a $687.7 million (18%) decrease in used vehicle retail revenue and a $10.8 million (4%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $428.2 million (11%) due to a $432.0 million (12%) decrease in used vehicle retail revenue, partially offset by a $3.8 million (1%) increase in used vehicle wholesale revenue. The decrease in used vehicle revenue was due to a decrease in used vehicle units sold on an all store and same store basis by 20,299 and 11,019 units, respectively for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, used vehicle retail gross profit margins decreased from 7.5% to 6.4% for all stores and on a same store basis when compared to the same period of prior year. Used vehicle retail gross profit decreased $84.3 million (30%) for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 and decreased $64.6 million (25%) on a same store basis for the same periods. On a same store basis, our gross profit per used vehicle retailed decreased $395 (16%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices.
Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,568.2	$1,558.2	$10.0	1%
Parts and service gross profit:
Customer pay	$534.0	$532.2	$1.8	—%
Warranty	111.5	105.5	6.0	6%
Wholesale parts	59.4	59.9	(0.5)	(1)%
Parts and service gross profit, excluding reconditioning and preparation	$704.8	$697.6	$7.2	1%
Parts and service gross margin, excluding reconditioning and preparation	44.9%	44.8%	0.2%
Reconditioning and preparation *	$160.5	$167.0	$(6.5)	(4)%
Total parts and service gross profit	$865.3	$864.5	$0.7	—%
Total parts and service gross margin	55.2%	55.5%	(0.3)%

Same Store:
Parts and service revenue	$1,564.1	$1,462.5	$101.7	7%
Parts and service gross profit:
Customer pay	$532.5	$497.5	$35.0	7%
Warranty	111.3	100.4	10.9	11%
Wholesale parts	59.3	56.8	2.5	4%
Parts and service gross profit, excluding reconditioning and preparation	$703.1	$654.7	$48.4	7%
Parts and service gross margin, excluding reconditioning and preparation	45.0%	44.8%	0.2%
Reconditioning and preparation *	$160.2	$155.2	$5.0	3%
Total parts and service gross profit	$863.2	$809.8	$53.4	7%
Total parts and service gross margin	55.2%	55.4%	(0.2)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $10.0 million (1%) increase in parts and service revenue was primarily due to a $5.8 million (1%) increase in customer pay revenue and a $10.4 million (5%) increase in warranty revenue, partially offset by a $6.2 million (2%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $101.7 million (7%) from $1,462.5 million for the nine months ended September 30, 2022 to $1,564.1 million for the nine months ended September 30, 2023. The increase in same store parts and service revenue was due to a $69.4 million (7%) increase in customer pay revenue, a $19.4 million (10%) increase in warranty revenue and a $12.8 million (4%) increase in wholesale parts revenue. The trend of increased aging of vehicles, which are at historically high levels, is leading to increased customer pay and warranty revenues while increased miles driven are contributing to growth in wholesale revenues. Consumers are owning a vehicle for longer periods of time due to the vehicle inventory constraints experienced in the automotive industry.
For the nine months ended September 30, 2023, parts and service gross profit, excluding reconditioning and preparation, increased by $7.2 million (1%) to $704.8 million, and same store gross profit, excluding reconditioning and preparation, increased by $48.4 million (7%) to $703.1 million when compared to the same period of prior year. The same store increase is primarily a result of increased customer pay and warranty volume which is in line with the increasing trend of aged vehicles.
Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$505.0	$606.4	$(101.4)	(17)%
Finance and insurance, net gross profit	$475.4	$566.8	$(91.4)	(16)%
Finance and insurance, net per vehicle sold	$2,304	$2,450	$(146)	(6)%

Same Store:
Finance and insurance, net revenue	$504.5	$576.2	$(71.7)	(12)%
Finance and insurance, net gross profit	$474.9	$536.7	$(61.8)	(12)%
Finance and insurance, net per vehicle sold	$2,313	$2,497	$(185)	(7)%
F&I revenue, net decreased $101.4 million (17%) during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022, as a result of a 11% decrease in new and used retail unit sales and a 6% decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $71.7 million (12%) during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022, as a result of a 4% decrease in new and used retail unit sales and a 7% decrease in F&I per vehicle retailed. We are seeing slightly lower penetration rates in our F&I products as customers look for ways to manage lower monthly payments in a rising interest rate environment.
TCA's F&I revenue, after dealership intercompany eliminations, was $103.3 million and $89.9 million for the nine months ended September 30, 2023 and 2022, respectively. TCA's F&I gross profit, after dealership intercompany eliminations, was $73.8 million and $50.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2023	% of Gross Profit	2022	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$810.1	38.9%	$957.1	40.5%	$(147.0)	(1.6)%
Rent and related expenses	89.9	4.3%	93.6	4.0%	(3.7)	0.4%
Advertising	33.8	1.6%	39.7	1.7%	(5.9)	(0.1)%
Other	269.6	12.9%	251.6	10.6%	18.0	2.3%
Selling, general, and administrative expense	$1,203.3	57.8%	$1,341.9	56.8%	$(138.6)	1.0%
Gross profit	$2,082.8		$2,362.5

Same Store:
Personnel costs	$807.0	38.8%	$901.5	40.5%	$(94.5)	(1.7)%
Rent and related expenses	89.4	4.3%	89.1	4.0%	0.3	0.3%
Advertising	33.5	1.6%	34.5	1.5%	(1.0)	0.1%
Other	267.7	12.9%	239.1	10.7%	28.5	2.1%
Selling, general, and administrative expense	$1,197.6	57.6%	$1,264.2	56.8%	$(66.6)	0.8%
Gross profit	$2,077.9		$2,225.9
SG&A expense as a percentage of gross profit increased 97 basis points from 56.8% for the nine months ended September 30, 2022 to 57.8% for the nine months ended September 30, 2023, while same store SG&A expense as a percentage of gross profit increased 84 basis points to 57.6% over the same period. The slight increase in SG&A as a percentage of gross profit during the nine months ended September 30, 2023 is primarily the result of lower gross profits for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we incurred $4.3 million of losses related to hail damage at certain dealerships. SG&A expense for the three and nine months ended September 30, 2023 includes a $3.6 million gain from the sale of real estate and $1.8 million of professional fees related to the pending acquisition of the Jim Koons Dealerships. On a total company basis, SG&A expense decreased by $138.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to the effects of sixteen dealership divestitures during 2022, as well as lower personnel costs.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $4.6 million (76%) to $1.5 million during the nine months ended September 30, 2023 compared to $6.0 million during the nine months ended September 30, 2022 due to the increase in our floor plan offset account balances held during the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022.
Gain on Dealership Divestitures, net—
During the nine months ended September 30, 2023, we sold one franchise (one dealership location) in Austin, Texas and recorded a pre-tax gain totaling $13.5 million. During the nine months ended September 30, 2022, we sold one franchise (one dealership location) in St. Louis, Missouri and three franchises (three dealership locations) and one collision center in the Denver, Colorado market, two franchises (two dealership locations) in Spokane, Washington and one franchise (one dealership location) in Albuquerque, New Mexico, and we recorded a pre-tax gain on dealership divestitures, net of $4.4 million. There were no dealership divestitures during the three months ended September 30, 2023.
Income Tax Expense—
The $31.8 million (15%) decrease in income tax expense was primarily the result of a $128.9 million (15%) decrease in income before income taxes. For both the nine months ended September 30, 2023 and 2022, our effective income tax rate was 24.6%, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2023 at 24.9%.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2023, we had total available liquidity of $1.68 billion, which consisted of cash and cash equivalents of $31.0 million (excluding $10.6 million held by TCA), available funds in our floor plan offset accounts of $988.7 million which $907.5 million is offset against new vehicle floor plan notes payable and $81.2 million is netted against loaner vehicle notes payable, $436.0 million of availability under our revolving credit facility and $226.2 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle floor plan facility are limited by borrowing base calculations and, from time-to-time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2023, these financial covenants did not further limit our availability under our other credit facilities.
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
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2023.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
During the three months ended September 30, 2023, there were no repurchases of shares of our common stock under our repurchase program. During the nine months ended September 30, 2023, we repurchased 1,070,126 shares of our common stock under our repurchase program for a total of $210.7 million. On May 25, 2023, our Board of Directors authorized a new $250.0 million share repurchase authorization (the "New Share Repurchase Authorization"), which replaced our previous share repurchase authorization. As of September 30, 2023, we had $250.0 million remaining under our New Share Repurchase Authorization.
During the three and nine months ended September 30, 2023, we repurchased 1,129 and 47,121 shares of our common stock for $0.2 million and $11.2 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Nine Months Ended September 30,
	2023	2022
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$239.8	$664.4
Change in Floor Plan Notes Payable—Non-Trade, net	(2.8)	(293.8)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	233.7	396.9
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisition and divestitures	42.9	14.1
Adjusted cash flow provided by operating activities	$513.6	$781.6
Operating Activities—
Net cash provided by operating activities totaled $239.8 million and $664.4 million, for the nine months ended September 30, 2023 and 2022, respectively. Adjusted cash flow provided by operating activities totaled $513.6 million and $781.6 million, for the nine months ended September 30, 2023 and 2022, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $268.0 million decrease in adjusted cash flow provided by operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily the result of the following:
•decrease in $106.4 million net income and non-cash adjustments to net income;
•$129.9 million related to the increase in other current assets, net;
•$74.9 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2023 as compared to 2022;
•$57.7 million related to a decrease in accounts payable and accrued liabilities; and
•$27.8 million decrease in other long term assets and liabilities, net.

The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•$130.0 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures.
Investing Activities—
Net cash used in investing activities totaled $90.4 million for the nine months ended September 30, 2023 compared to net cash provided by investing activities of $233.0 million for the nine months ended September 30, 2022. Capital expenditures, excluding the purchase of real estate, were $76.5 million and $62.5 million for the nine months ended September 30, 2023 and 2022, respectively. We expect that capital expenditures during 2023 will total approximately $185.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
During the nine months ended September 30, 2022, we paid $5.0 million to settle obligations related to prior year acquisitions and acquired real estate properties for $10.2 million.
During the nine months ended September 30, 2023, we sold one franchise (one dealership location) in Austin, Texas for an aggregate purchase price of $30.7 million.
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
We purchased $164.9 million and $132.4 million of debt securities during the nine months ended September 30, 2023 and 2022, respectively. We did not purchase equity securities during the nine months ended September 30, 2023, and we purchased $41.4 million of equity securities during the nine months ended September 30, 2022.
We also received proceeds of $52.2 million and $56.0 million from the sale of debt securities and $51.8 million and $49.5 million from the sale of equity securities, respectively, during the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, we received cash proceeds of $16.3 million from the sale of real estate. During the nine months ended September 30, 2022, we did not sell any real estate assets.
As part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $343.1 million and $935.0 million for the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023 and 2022, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $5.64 billion and $5.50 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $5.65 billion and $5.99 billion, respectively.
During the nine months ended September 30, 2023, we had no non-trade floor plan repayments associated with divestitures. During the nine months ended September 30, 2022, we had $21.6 million non-trade floor plan repayments associated with divestitures.
Repayments of borrowings totaled $108.8 million and $48.5 million for the nine months ended September 30, 2023 and 2022, respectively.
There were no borrowings or repayments under our Revolving Credit Facility during the nine months ended September 30, 2023. Proceeds of $330.0 million were received in connection with borrowings under our Revolving Credit Facility during the nine months ended September 30, 2022, and $499.0 million was repaid during the same period.

During the nine months ended September 30, 2023, we repurchased 1,070,126 shares of our common stock under our Repurchase Program for a total of $220.3 million which includes $9.6 million of December 2022 share repurchases which settled in January 2023. In addition, we repurchased 47,121 shares of our common stock for $11.2 million from employees in connection with a net share settlement feature of employee equity-based awards. During the nine months ended September 30, 2022, we repurchased 1,069,203 shares of our common stock under our Repurchase Program for a total of $200.0 million and repurchased 55,268 shares of our common stock for $9.1 million from employees in connection with a net share settlement feature of employee equity-based awards.
2023 Senior Credit Facility
On October 20, 2023, the Company and certain of its subsidiaries entered into a fourth amended and restated credit agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, and the other lenders party thereto (the “2023 Senior Credit Facility”). The 2023 Senior Credit Facility amended and restated the Company’s pre-existing third amended and restated credit agreement, dated as of September 25, 2019, among the Company, certain of its subsidiaries, Bank of America, as administrative agent, and the other lenders party thereto.
The 2023 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:
•$500.0 million revolving credit facility (the “Revolving Credit Facility”);
•$1,925.0 million new vehicle revolving floorplan facility (the “New Vehicle Floorplan Facility”); and
•$375.0 million used vehicle revolving floorplan facility (the “Used Vehicle Floorplan Facility”).
In addition, subject to compliance with certain conditions, the 2023 Senior Credit Facility provides that the Company and its subsidiaries that are borrowers under the 2023 Senior Credit Facility (collectively, the “Borrowers”) have the ability, at their option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $750.0 million in the aggregate.
Borrowings outstanding under the 2023 Senior Credit Facility bear interest, at the option of the Company, based on Daily Simple SOFR (as defined in the 2023 Senior Credit Facility) or the Base Rate, in each case plus an Applicable Rate. The Base Rate is the highest of (i) the Federal Funds Rate (as defined in the 2023 Senior Credit Agreement) plus 0.50%, (ii) the Bank of America prime rate, and (iii) Daily Simple SOFR plus 1.00% and (iv) 1.00%. Applicable Rate means with respect to the Revolving Credit Facility, a range from 1.00% to 2.00% for Daily Simple SOFR loans and 0.15% to 1.00% for Base Rate loans, in each case based on the Company's consolidated total lease adjusted leverage ratio. Borrowings under the New Vehicle Floorplan Facility bear interest, at the option of the Company, based on Daily Simple SOFR plus 1.10%, or the Base Rate plus 0.10%. Borrowings under the Used Vehicle Floorplan Facility bear interest, at the option of the Company, based on Daily Simple SOFR plus 1.40% or the Base Rate plus 0.40%.
The 2023 Senior Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on October 20, 2028.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2023.

Guarantor Financial Information
As of September 30, 2023, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
The following tables present summarized financial information for the Company and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among Asbury and the Guarantor Subsidiaries and (ii) assets, liabilities, and equity in earnings from and investments in any non-guarantor subsidiaries.

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries:
	As of
	September 30, 2023	December 31, 2022
	(In millions)
Current assets	$1,960.8	$1,790.1
Current assets - affiliates	$—	$—
Non-current assets	$5,562.8	$5,380.7

Current liabilities	$726.5	$819.1
Current liabilities - affiliates	$14.7	$10.0
Non-current liabilities	$3,489.8	$3,566.3
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries:

For the Nine Months Ended September 30,
2023
(In millions)
Net sales	$10,914.0
Gross profit	$2,021.0
Income from operations	$758.3
Net income	$490.8

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $90.5 million of total variable interest rate debt, which includes our floor plan notes payable and certain mortgage liabilities, outstanding as of September 30, 2023, a 100 basis point change in interest rates could result in a change of as much as $0.9 million to our total annual interest expense in our condensed consolidated statements of income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for primarily as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2023 and 2022 by $64.2 million and $65.1 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have six interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting. The following table provides information on the attributes of each swap as of September 30, 2023:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$277.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$167.8	$110.6	May 2031
July 2020	$93.5	$77.5	$50.6	December 2028
July 2020	$85.5	$69.4	$57.3	November 2025
June 2015	$100.0	$60.1	$53.1	February 2025
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2023 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
07/01/2023 - 07/31/2023	487	$219.99	—	$250.0
08/01/2023 - 08/31/2023	642	$222.15	—	$250.0
09/01/2023 - 09/30/2023	—	$—	—	$250.0
Total	1,129		—
On May 25, 2023, our Board of Directors increased the Company's common stock share repurchase authorization to $250.0 million for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal securities laws and other legal and contractual requirements.
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.

Item 6. Exhibits

Exhibit Number	Description of Documents
2.1	Purchase and Sale Agreement, dated September 7, 2023, by and among Asbury Automotive Group, L.L.C. and the Sellers (as defined therein) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2023)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	October 27, 2023	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	October 27, 2023	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer