Form 10-K
period 2023-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2024-02-29
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant was $4.92 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 27, 2024 was 20,404,121.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2023

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
•disruptions in the production and supply of vehicles and parts from our vehicle and parts manufacturers and other suppliers, which can disrupt our operations; and
•our estimated future capital expenditures, which can be impacted by increasing prices and labor shortages and acquisitions and divestitures.
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
•changes in general economic and business conditions, including the current inflationary environment, the current interest rate environment, changes in employment levels, consumer confidence levels, consumer demand and preferences, the availability and cost of credit, fuel prices and levels of discretionary personal income;
•our ability to generate sufficient cash flows, maintain our liquidity and obtain any necessary additional funds for working capital, capital expenditures, acquisitions, stock repurchases, debt maturity payments and other corporate purposes, if necessary or desirable;
•significant disruptions in the production and delivery of vehicles and parts for any reason, including supply shortages, the ongoing conflict in Russia and Ukraine, including any government sanctions imposed in connection therewith, natural disasters, severe weather, civil unrest, product recalls, work stoppages or other occurrences that are outside of our control;
•our ability to successfully attract and retain skilled employees;
•our ability to successfully operate, including our ability to maintain, and obtain future necessary regulatory approvals, for Total Care Auto, Powered by Landcar ("TCA"), our finance and insurance ("F&I ") product provider;
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
•adverse results from litigation, regulatory investigations or other similar proceedings involving us, including costs, expenses, settlements and judgments related thereto;
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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our website at http://www.asburyauto.com as soon as practical after such reports are filed with the U.S. Securities and Exchange Commission (the "Commission"). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2024 Annual Meeting of Stockholders, when filed, will also be available on our website, and at the URL stated in such proxy statement. We also make available on our website copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:
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
Item 1. BUSINESS
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is a Fortune 500 company and one of the largest franchised automotive retailers in the United States. Our mission and vision is to put the guest experience first and follow our "North Star" to be the most guest-centric automotive retailer in the industry. We follow three key principles to guide us: (1) have a fun, supportive and inclusive culture where team members thrive personally while building meaningful bonds with one another; (2) be great brand ambassadors and exceptional stewards of capital for our partners who fuel our mission; and (3) be caring professionals who strive to delight our guests and foster love for the brand. Our strong organizational culture and purposeful mission allow us to continuously deliver best-in-class experiences to our guests. As of December 31, 2023, we owned and operated 208 new vehicle franchises, representing 31 brands of automobiles at 158 dealership locations, 37 collision centers, and Total Care Auto, Powered by Landcar ("TCA" or "TCA Business"), our finance and insurance ("F&I") product provider, within 16 states. Our store operations are conducted by our subsidiaries.
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
Acquisitions
On December 11, 2023, the Company completed the acquisition of the business of the Jim Koons ("Koons") Automotive Companies, (collectively, the "Koons acquisition"), thereby acquiring 20 new vehicle dealerships, six collision centers and the real property related thereto for an aggregate purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $103.8 million of assets held for sale related to Koons Lexus of Wilmington. The acquisition was funded with borrowings under Asbury’s existing credit facility and cash on hand. The Koons acquisition diversifies Asbury's geographic mix, with expansion in the greater Washington-Baltimore region of the United States.
There were no acquisitions during the year ended December 31, 2022.
On December 17, 2021, the Company completed the acquisition of the businesses of the Larry H. Miller ("LHM") Dealerships and TCA (collectively, the "LHM acquisition"), thereby acquiring 54 new vehicle dealerships, seven used cars stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA business for a total purchase price of $3.48 billion. The purchase price was financed through a combination of cash, debt, including senior notes, real estate facilities, new and used vehicle floor plan facilities and the proceeds from the issuance of common stock. As a result of the transaction, the Company operates in two reportable segments, the Dealerships and TCA segments.
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
Divestitures
During the year ended December 31, 2023, we sold one franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million.

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
Four Key Components of Our Business
The following chart presents the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2023:

Our new vehicle franchise retail network within our Dealerships segment is made up of dealerships located in 16 states operating primarily under 16 locally branded dealership groups. The following chart provides a detailed breakdown of our states, brand names, and franchises as of December 31, 2023:

Dealership Group Brand Name	State	Franchise

Coggin Automotive Group	Florida	Acura, BMW, Buick, Chevrolet, Ford(a), GMC, Honda(d), Hyundai, Mercedes-Benz, Nissan(a), Toyota

Courtesy Autogroup	Florida	Chrysler, Dodge, Genesis, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Sprinter, Toyota

Crown Automotive Company	South Carolina	Nissan
	Virginia	Acura, BMW(a), MINI

David McDavid Auto Group	Texas	Ford, Honda(a), Lincoln

Greenville Automotive Group	South Carolina	Land Rover, Porsche, Toyota, Volvo

Hare, Bill Estes & Kahlo Automotive Groups	Indiana	Buick, Chevrolet(b), Chrysler(a), Dodge(a), Ford, GMC, Honda, Isuzu, Jeep(a), Toyota

Jim Koons Automotive Companies	Maryland	Buick, Chevrolet(a), Ford, GMC, Kia, Mercedes-Benz, Sprinter, Toyota(b), Volvo
	Virginia	Buick(a), Chevrolet, Chrysler, Dodge, Ford(b), GMC(a), Hyundai, Jeep, Kia, Toyota(a)
	Delaware	Lexus

Larry H. Miller Dealerships	Arizona	Chrysler(b), Dodge(c), Fiat, Ford, Genesis, Hyundai, Jeep(b), Nissan, Toyota, Volkswagen(a)
	California	Toyota(a)
	Colorado	Chrysler(a), Dodge(b), Fiat, Ford, Jeep(a), Nissan(b), Volkswagen
	Idaho	Chrysler, Dodge, Honda, Jeep, Subaru
	New Mexico	Chevrolet, Chrysler(a), Dodge, Hyundai(a), Jeep(a), Toyota
	Utah	Chevrolet(a), Chrysler(c), Dodge(c), Ford(b), Honda, Jeep(c), Lexus(a), Lincoln, Mercedes-Benz, Toyota, Sprinter
	Washington	Honda

Mike Shaw, Stevinson & Arapahoe Automotive Groups	Colorado	Subaru(a), Chevrolet, Chrysler, Dodge, Hyundai(a), Jaguar, Jeep, Lexus(a), Porsche, Toyota(a)

Nalley Automotive Group	Georgia	Acura, Audi, Bentley, BMW, Chevrolet, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Nissan, Toyota(b), Volkswagen

Park Place Automotive	Texas	Acura, Lexus(a), Land Rover, Mercedes-Benz(b), Porsche, Volvo, Sprinter(b)

Plaza Motor Company	Missouri	Audi, BMW, Infiniti, Land Rover, Mercedes-Benz(a), Sprinter(a)
____________________________
(a)This state has two of these franchises.
(b)This state has three of these franchises.
(c)This state has four of these franchises.
(d)This state has five of these franchises.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2023 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2023:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Lexus	9	11%
Mercedes-Benz	9	8
BMW	5	3
Acura	4	2
Infiniti	4	1
Land Rover	3	2
Porsche	3	2
Volvo	3	1
Audi	2	1
Genesis	2	1
Lincoln	2	1
Bentley	1	*
Jaguar	1	*
Total Luxury	48	33%
Import
Toyota	19	16%
Honda	13	10
Hyundai	9	4
Nissan	9	3
Sprinter	8	1
Kia	4	2
Volkswagen	4	1
Subaru	3	2
Fiat	2	*
MINI	1	*
Isuzu	1	*
Total Import	73	39%
Domestic
Chrysler, Dodge, Jeep, Ram	52	12%
Chevrolet, Buick, GMC	22	6
Ford	13	10
Total Domestic	87	28%
Total Franchises	208	100%

* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2023.
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

Used Vehicle Sales
We sell used vehicles at all our franchised dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers ("used retail") and the sale of used vehicles to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" collectively referred to as "used").
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
Parts and Service
We provide vehicle repair and maintenance services, sell replacement parts, and recondition used vehicles at all of our dealerships. In addition, we provide collision repair services at our 37 free-standing collision repair centers that we operate either on the premises of, or in close proximity to, our dealerships. Historically, parts and service revenues have been more stable than those from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles, and the increasing number of vehicles on the road.
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
F&I revenue in our TCA segment represents the premium revenue earned from customers for F&I products primarily sold in connection with the purchase of vehicles at our dealerships. The premium revenue is recognized over the life of the F&I product contract as services are provided. We capitalize costs, such as employee sales commissions, to obtain customer contracts, and amortize those costs over the life of the contract. Amortization of costs to obtain customer contracts is included in selling, general and administrative expenses in the consolidated statements of income. The portion of commissions that are paid to affiliated dealerships are eliminated in the TCA segment upon consolidation. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's products. Upon consolidation, the associated service revenue and costs recorded by the Dealerships segment are eliminated against claims expense recorded by the TCA segment. Third-party claims paid related to the contracts are recognized in F&I cost of sales.
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
Accelerate same store growth and guest experience through technology investment.
As part of our long-term growth strategy, we invest in technologies or partner with leading software platform vendors to develop applications that (i) serve our guests with omni-channel buying options offering enhanced speed, and transparency, (ii) drive a more efficient guest experience at a lower cost to serve and (iii) offer tailored recommendations to value add products and services.
Grow F&I product penetration and expand TCA's service offerings across the full dealership portfolio.
We are positioned to leverage the acquisition of LHM to improve profitability via the ownership of TCA, a highly scalable provider of a full-suite of F&I products. TCA’s key offerings include vehicle service contracts, prepaid maintenance, protection plans, key and remote replacement, leased vehicle protection and tire and wheel protection. We are continuing to integrate TCA’s service offerings across our full dealership portfolio to increase our F&I product penetration and profitability. We expect to complete the rollout of TCA's service offerings to all of our dealerships in 2024.
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
Our capital allocation decisions are made within the context of maintaining sufficient liquidity and a prudent capital structure. We target a 2.5x to 3.5x adjusted net leverage ratio, which is calculated as set forth in our credit facility, in a normal business environment. The Company’s adjusted net leverage ratio was 2.5x at December 31, 2023, compared to 1.7x at December 31, 2022. We believe our cash position and borrowing capacity, combined with our current and expected future cash generation capability, provides us with financial flexibility to, among other things, reinvest in our business, acquire dealerships and repurchase our stock, when prudent.
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
Deliver on our mission to grow and transform our business with revenue of $30 billion or more by 2030.
We continually evaluate additional opportunities to drive revenue growth while maintaining our disciplined approach to capital allocation. In February 2024, the Company announced an update to our strategic outlook targeting revenue of $30 billion or more by 2030. We intend to execute on this strategic plan by focusing on a variety of growth efforts including, balanced capital allocation, driving same-store revenue growth and acquiring revenue through strategic transactions.
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
Our TCA business involves the offer and sale of extended vehicle service contracts, debt protection products, vehicle protection plans and other miscellaneous vehicle protection products, which are subject to a wide range of federal, state and local laws and regulations. The Departments of Insurance of U.S. states have regulatory authority over our TCA business. Our TCA business is subject to state licensing and registration requirements, and financial responsibility and security requirements. For additional information, please refer to the risk factors captioned: "Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, our reputation, financial condition, results of operations, and prospects could suffer" and "Our TCA business is subject to a wide range of federal, state and local laws and regulations, some of which we may not have previously been subject. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our TCA business, our business, results of operations, financial condition, cash flows, reputation and prospects could suffer."
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
We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations. We believe that our operations currently are being conducted in substantial compliance with all applicable regulations. From time to time, we may experience incidents and encounter conditions that are not in compliance with regulations. We may occasionally receive notices from governmental agencies regarding potential violations of these laws or regulations. In such cases, we will work with the agencies to address any issues and to implement appropriate corrective action when necessary. However, none of our dealerships has been subject to any material liabilities in the past, nor do we know of any fact or condition that would result in any material liabilities being incurred in the future.
Human Capital
Mission and Vision
At Asbury, our North Star and our mission is to be the most guest-centric automotive retailer. Our success depends on our employees and their commitment to delivering a consistent and exceptional guest experience. Our employees work at locations in Colorado, Florida, Georgia, Indiana, Missouri, South Carolina, Texas, California, Arizona, New Mexico, Idaho, Utah, Washington, Virginia, Maryland and Delaware. We believe that our employees help to set us apart from our competitors, and, therefore, we understand they are our greatest asset. As a result, a critical part of our business strategy is investing in, supporting and developing our employees so that they are trained and incentivized to provide best-in-class service to our guests.
As of December 31, 2023, we employed approximately 15,000 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
Diversity, Equity and Inclusion
We strive to recruit new employees based on their diversity of thought, background and experience as well as diversity of personal characteristics to best reflect our guests and communities we serve.

The goal of our diversity, equity and inclusion ("DE&I") efforts is to create more welcoming and inclusive workplaces throughout our dealerships and offices to enable us to attract, retain and develop the careers of diverse, highly talented team members. We intend to continue to learn and develop - working towards building a workplace where every Asbury team member feels included and welcomed. Our Chief Diversity Equity and Inclusion Officer and her team lead the strategic focus and execution of our DE&I strategy in partnership with our operations leadership and support teams throughout the company.
Community Outreach
Through our Asbury Cares program, we support selected community partner organizations to focus on reducing social inequality. Since 2021, we have awarded all of our employees with an additional 40 hours of paid time off per year that can only be used to volunteer with our local community partners. We have seen significant year-over-year growth in employee participation in our community engagement events.
A significant portion of our Asbury Cares Community Initiative revolves around education and making sure that young people in underserved communities have access to a quality education. We formed a partnership with HBCU Change, an app-based organization that lets users round up their spending and donate to historically black colleges and universities ("HBCU"). We learned that many HBCUs historically lag in funding and resources compared to other public or private universities and many have closed their doors in recent years. Many of our Asbury team members are proud HBCU alumni and these institutions provide a unique community of support and understanding for not only African American students, but students of all races and backgrounds.
In partnership with HBCU Change, we launched a campaign to help raise funds for HBCUs across the country and in the local communities where we operate. All the point-of-sale credit card machines in all our locations show a prompt asking our guests if they would like to round up their change or donate $1, $3, $5, or a custom amount to HBCUs in their communities. At the end of each quarter, the funds raised are donated to the HBCUs across the country. Through donations from our guests and company match, we have contributed more than $1 million to HBCUs since the start of our partnership with HBCU Change in May 2021.
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
Compensation and Benefits
We offer competitive compensation and benefits to attract and retain the best people, including the following benefits for our full-time employees:
•Health, dental, and vision benefits with multiple plan choices;
•Discounted healthcare premiums for biometric screening and completion of health survey; and
•Employee assistance program.
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
Risks Related to Our Business
Operating Risks
Disruptions in the production and delivery of new vehicles and parts from manufacturers due to the lack of availability of parts and key components from suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Historically, we have generated a significant portion of our revenue through new vehicle sales, and new vehicle sales also tend to lead to sales of higher-margin products and services, such as F&I products and vehicle-related parts and service. In addition, new vehicle buyers often trade in an owned vehicle, or turn in a leased vehicle, to us at the time of purchase, and these traded vehicles have historically been an important source for our used vehicle inventory. We rely exclusively on the various vehicle manufacturers for our new vehicle inventory and maintenance and replacement parts inventory. In turn, our vehicle manufacturers rely on certain third-party suppliers to manufacture and deliver certain parts and key components for their vehicles. As a result, our profitability is dependent to a great extent on various aspects of vehicle manufacturers’ operations and timely delivery of new vehicles and parts.
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
We believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and effectively integrate acquired dealerships into our organization. For example, with the recent consummation of the Koons acquisition, we will experience significantly more sales, and have more assets and employees than we did prior to the transaction. The integration processes require us to expend significant capital and significantly expand the scope of our operations and financial systems. Integration also requires support or other actions by third-parties such as vendors, suppliers, and licensing agencies and the untimely or inadequate responses from such third-parties can delay or otherwise negatively impact the integration process.
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
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2023, unexpected changes to our financial metrics or to the terms of our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
Our inability to execute a substantial portion of our business strategy, including our mission to grow and transform our business, could have an adverse effect on our business, results of operations, financial condition and cash flows.
Our inability to execute a substantial portion of our business strategy, could adversely affect our business, results of operations, financial condition and cash flows. We seek to execute on our strategic plan using a variety of growth efforts including, driving same-store revenue growth and acquiring additional revenue through strategic acquisitions. Many of the factors that impact our ability to execute our strategic vision, such as the advancement of certain technologies, general economic conditions and legal and regulatory obstacles are beyond our control.
Consumers are increasingly shopping for new and used vehicles, automotive repair and maintenance service and other automotive products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete, that are designed to generate consumer sales that are sold to automotive dealers. We have invested and will continue to invest in our omni-channel and other online applications in furtherance of our strategic vision. We face increased competition for market share from other automotive retailers and other sales platforms that have also invested in digital channels. There can be no assurance that our initiatives and investments in digital channels will be successful or result in improved financial performance.
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
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a subset of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment. During the year ended December 31, 2023, we recognized asset impairment charges of $117.2 million associated with manufacturer franchise rights recorded at certain dealerships and goodwill associated with certain asset disposal groups. We cannot accurately predict the amount and timing of any additional impairment charges at this time; however, any such impairment charge could have an adverse effect on our results of operations and stockholders' equity. See Note 10 "Goodwill and Intangible Franchise Rights" of the notes to the consolidated financial statements for more information.
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
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance that the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse, to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2023, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	27%
Stellantis N.V. (Chrysler, Dodge, Jeep, Ram and Fiat)	12%
American Honda Motor Co., Inc. (Honda and Acura)	12%
Ford Motor Company (Ford and Lincoln)	11%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	9%
General Motors Company (Chevrolet, Buick and GMC)	6%
Hyundai Motor North America (Hyundai and Genesis)	5%
Similar to automotive retailers, vehicle manufacturers may be affected by the long-term U.S. and international economic climate. In addition, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell, many of which are outside of our control, including: (i) changes in their respective financial condition; (ii) changes in their respective marketing efforts; (iii) changes in their respective reputation; (iv) manufacturer and other product defects, including recalls; (v) changes in their respective management; (vi) disruptions in the production and delivery of vehicles and parts due to natural disasters, pandemics or other reasons; and (vii) issues with respect to labor relations. Our business is highly dependent on consumer demand and brand preferences for our manufacturers’ products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope. Manufacturer recall campaigns could (i) adversely affect our new and used vehicle sales or customer residual trade-in valuations, (ii) cause us to temporarily remove vehicles from our inventory, (iii) force us to incur increased costs, and (iv) expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Vehicle manufacturers that produce vehicles outside of the U.S. are subject to additional risks including changes in quotas, tariffs or duties, fluctuations in foreign currency exchange rates, regulations governing imports and the costs related thereto, and foreign governmental regulations.
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
Furthermore, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather, pandemics, labor stoppages and other events may affect the flow of vehicle and parts inventories to us or our manufacturing partners. If we experience disruptions in the supply of vehicle and parts inventories, such disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
The internet has become a significant part of the advertising and sales process in our industry. Customers are using the internet to shop, and compare prices, for new and used vehicles, automotive repair and maintenance services, finance and insurance products and other automotive products. If we are unable to effectively use the internet to attract customers to our own online channels, and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about us or any of our stores could damage our reputation and brand names, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Manufacturers also typically establish facilities and minimum capital requirements for dealerships on a case-by-case basis. In certain circumstances, including as a condition to obtaining consent to a proposed acquisition and qualifying for certain financial incentives, a manufacturer may require us to remodel, upgrade or move our facilities, and capitalize the subject dealership at levels we would not otherwise choose to fund, causing us to divert our financial resources away from uses that management believes may be of higher long-term value to us. Delays in obtaining, or failing to obtain, manufacturer consent, would impede our ability to execute acquisitions that we believe would integrate well with our overall strategy and limit our ability to expand our business.
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
As of December 31, 2023, we had total debt of $3.23 billion and total floor plan notes payable, net of $1.79 billion. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred. We will continue to have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
In addition to our ability to incur additional debt in the future, there are operating and financial restrictions and covenants, such as leverage covenants, in certain of our debt and mortgage agreements, including the agreement governing our 2023 Senior Credit Facility and our mortgage agreements and related mortgage guarantees, as well as certain other agreements to which we are a party that may adversely affect our ability to finance our future operations or capital needs or to pursue certain business activities. These limit, among other things, our ability to incur certain additional debt, create certain liens or other encumbrances and make certain payments (including dividends and repurchases of our common stock and for investments). Certain of these agreements also require us to maintain compliance with certain financial ratios, including, but not limited to, our adjusted net leverage ratio.
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
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2023, each one percent increase in market interest rates would increase our total annual interest expense by approximately $18.1 million. When considered in connection with reduced expected sales, if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
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

We may identify a material weakness in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements or otherwise adversely affect the accuracy, reliability or timeliness of our financial statements.
As described under Item 9A. "Controls and Procedures" below, we previously concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2022 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the material weakness as a result of deficiencies in information technology general controls ("ITGCs") at LHM and TCA, businesses that we acquired in December 2021.
During 2023, we completed the remediation measures related to the material weakness and we have concluded that our internal control over financial reporting is effective as of December 31, 2023. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. Failure to maintain effective internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that may materially and adversely affect our business.
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
We depend on the efficient operation of our information systems and those of our third-party service providers. We rely on information systems at our dealerships in all aspects of our sales and service efforts, as well in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on two dealer management systems ("DMS"). Additionally, in the ordinary course of business, we and our partners receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. The regulatory environment surrounding information security and privacy is increasingly demanding, with numerous state and federal regulations, as well as payment card industry and other vendor standards, governing the collection and maintenance of PII from consumers and other individuals.
Cyber incidents can result from human error or intentional (or deliberate) attacks or unintentional events by insiders (e.g., employees) or third parties, including cybercriminals, competitors, nation-states and “hacktivists,” among others. Cyber incidents can include, for example, phishing, credential harvesting or use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, the use of fraudulent or fake websites, and other attacks (including, but not limited to, denial-of-service attacks on websites), which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information). Changes to our business, processes, systems, or technology, if not implemented properly, can increase our vulnerability to cyber incidents.
Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent that any of these systems become unavailable to us or fail to perform as designed for an extended period of time or (ii) our relationship with our DMS providers or any other third-party provider deteriorates. Additionally, any disruption to access and connectivity of our information systems due to natural disasters, power loss or other reasons could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. In addition, we believe the automotive dealership industry is a particular target of identity thieves, as there are numerous opportunities for a data security breach, including cybersecurity breaches, burglary, lost or misplaced data, malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, or misappropriation of data by employees, vendors or unaffiliated third parties. Because of the increasing number and sophistication of cyber-attacks, and despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism and/or other events. While we have experienced cyber incidents in the past, and may experience additional incidents in the future, we are not aware of any incident having a material adverse effect on our business, results of operations or financial condition to date. However, there can be no assurance that we will not experience future cyber incidents that may be material. Although we believe we have systems and processes in place to protect against risks associated with cyber incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity attacks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Any such alleged or actual incident can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
In May 2016, we signed a consent order with the FTC to settle allegations that in certain instances our advertisements did not adequately disclose information about used vehicles with open safety recalls. Under the consent order, we did not agree to make any payments or admit wrong-doing, but we did agree to make certain disclosures in marketing materials and at the point of sale and comply with certain record-keeping obligations. Our failure to comply with the consent order may result in the imposition of significant fines and/or penalties, which could have a material adverse effect on our results of operations. In January 2024, the FTC published the Combatting Auto Retail Scams Final Rule (the “CARS Rule”), which prohibits a broad range of current accepted industry sales and marketing practices and imposes significant new dealer disclosure obligations and record-keeping requirements throughout the vehicle-buying process. The FTC has stayed the CARS Rule’s original effective date of July 30, 2024 pending the resolution of a judicial challenge to the CARS Rule. Compliance with the CARS Rule, if it becomes effective, would be burdensome and cause us to incur increased costs. A failure to comply with the CARS Rule would expose us to potential significant damages, penalties and adverse publicity, which could have a material adverse effect on our business, operations and financial results.
Continued pressure from the CFPB, FTC, and other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing and vehicle protection products, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations. Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act (“ECOA”) in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company disputes the FTC’s allegations that it violated the FTC Act and the ECOA, and is currently involved in discussions with the FTC staff regarding the matter. There can be no assurance that negotiations between us and the FTC for a favorable settlement will be successful, or that we will succeed in any litigation as a result of the investigation. At this time, we are unable to reasonably predict the possible outcome of this matter, or provide a reasonably possible range of loss, if any, as a result of the investigation. If the FTC files a suit against us based on these allegations, whether meritorious or not, it may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Overview
We have processes in place designed to protect our information systems, data, assets, infrastructure, and computing environments from cybersecurity threats and risks while maintaining confidentiality, integrity, and availability. Our cybersecurity risk management processes are integrated into our enterprise risk management program.
Training
We conduct regular training for cybersecurity awareness of our employees, senior executives, and certain other vendors or personnel. We also perform phishing and social engineering simulations and provide cybersecurity training for personnel with Company email and access to Company assets. We disseminate security awareness communications to certain employees to highlight emerging or urgent cybersecurity threats.
Asbury’s information and data security training programs are housed in a Learning Management System (LMS). We migrate our acquired companies into Asbury’s current LMS.
Governance
Our Chief Information Officer (“CIO”), who has over 35 years of experience in the technology field, oversees cybersecurity, data privacy and manages Asbury’s information and security procedures. Asbury also has a Director of Cybersecurity, as well as a formal team of analysts.
Our Board of Directors maintains ultimate oversight of the Company’s enterprise risk management program, which includes material cyber security risks. Under the oversight of the audit committee and capital allocation and risk management committee of the Company’s Board of Directors, and as directed by the Company’s Chief Executive Officer, our CIO is primarily responsible for the assessment and management of material cybersecurity risks. Our CIO oversees the Company’s cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats.

The CIO also coordinates with the Company’s legal counsel and third parties, such as consultants and legal advisors, to assess and manage material risks from cybersecurity threats. Our CIO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes.
The capital allocation and risk management committee of the Company’s Board of Directors assists the Board in the periodic review and evaluation of the Company’s risk profile and related risk management processes which identify and manage the Company’s key financial, strategic and operational risks. The audit committee of the Company’s Board of Directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures. Further, our CIO reports on cybersecurity matters, including material risks and threats, to the Company’s audit committee on a quarterly basis, and the audit committee provides updates to the Company’s Board of Directors at regular board meetings. In addition, the audit committee and capital allocation and risk management committee hold a joint meeting annually during which the CIO provides a comprehensive update regarding the assessment and management of material cybersecurity risks. Our CIO also provides updates as appropriate to the Company’s Board of Directors.
Risk Management
We have processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company from time to time engages third-party consultants, legal advisors, and audit firms in evaluating and testing the Company’s risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.
Management
In an effort to effectively prevent, detect, and respond to cybersecurity threats, we employ a multi-layered cybersecurity risk management program supervised by our CIO, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, architecture, and processes. This responsibility includes identifying, considering, and assessing potentially material cybersecurity incidents on an ongoing basis, establishing processes designed to prevent and monitor potential cybersecurity risks, implementing mitigation and remedial measures, and maintaining our cybersecurity program. To do so, our program leverages both internal and external techniques and expertise. Internally, among other things, we may perform penetration tests, internal tests/code reviews, and simulations using cybersecurity professionals to assess vulnerabilities in our information systems and evaluate our cyber defense capabilities. Our cybersecurity capabilities, processes, and other security measures also include, without limitation:
•Service Organization Controls ("SOC")-as-a-Service (SOCaas) wherein a third-party vendor operates and maintains a fully-managed SOC on a subscription basis via the cloud;
•Security Information and Event Management (“SIEM”) software, which provides a threat detection, compliance, and security incident management system;
•Endpoint Detection and Response (“EDR”) software, which monitors for malicious activities on internal endpoints (e.g., Windows workstations, servers, MAC clients, and Linux endpoints);
•Cloud monitoring; and
•Disaster recovery and incident response plans, including a ransomware response plan.
Although we believe we have systems and processes in place to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. We have experienced targeted cybersecurity incidents in the past that have resulted in unauthorized persons gaining access to certain of our information systems, and we could in the future experience similar incidents. As of the date of this Form 10-K, no cybersecurity incident or attack, or any risk from cybersecurity threat, has materially affected or has been determined to be reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned. For further discussion of the risks associated with cybersecurity incidents, see “A failure of any of our information systems or those of our third-party service providers, or a data security breach with regard to personally identifiable information ("PII") about our customers or employees, could have a material adverse effect on our business, results of operations, financial condition and cash flows.” beginning on page 27 of the section entitled “Item 1A. Risk Factors” in this Form 10-K.
Item 2. Properties
We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. We also have a corporate office in Texas. The operations of our TCA business are located in leased office space in Utah.
As of December 31, 2023, our operations encompassed 158 franchised dealership locations, 37 collision repair centers, throughout 16 states as follows:

	Dealerships			Collision Repair Centers
Dealership Group Brand Name:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	6	2		2	—
Crown Automotive Company	3	2	(b)	—	—
David McDavid Auto Group	4	—		2	—
Greenville Automotive Group	4	—		1	—
Hare, Bill Estes & Kahlo Automotive Groups	9	—		1	—
Koons Automotive Group	18	2		5	1
Larry H. Miller Dealerships	44	4	(b)	7	2
Mike Shaw, Stevinson & Arapahoe Automotive Groups	7	5		—	—
Nalley Automotive Group	16	1		4	1
Park Place Automotive	5	4	(c)	2	1
Plaza Motor Company	5	1	(b)	—	1
Total	133	25		29	8
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
On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act (“ECOA”) in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company disputes the FTC’s allegations that it violated the FTC Act and the ECOA, and is currently involved in discussions with the FTC staff regarding the matter. There can be no assurance that negotiations between us and the FTC for a favorable settlement will be successful, or that we will succeed in any litigation as a result of the investigation. At this time, we are unable to reasonably predict the possible outcome of this matter, or provide a reasonably possible range of loss, if any, as a result of the investigation. If the FTC files a suit against us based on these allegations, whether meritorious or not, it may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "ABG."
We have not paid any dividends since 2008. On February 27, 2024, the last reported sale price of our common stock on the NYSE was $212.00 per share, and there were approximately 505 record holders of our common stock.
Our credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other agents and lenders party thereto (the "2023 Senior Credit Facility") and the Indentures governing the Senior Notes (as defined below) (collectively, the "Indentures") currently allow for us to make certain restricted payments, including payments to repurchase shares of our common stock, among other things, subject to our continued compliance with certain covenants. For additional information, see the "Covenants and Defaults" section within "Liquidity and Capital Resources."
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
Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2023 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions
10/01/2023 - 10/31/2023	130,785	$188.33	129,834	$225.6
11/01/2023 - 11/30/2023	116,397	$197.20	116,207	$202.6
12/01/2023 - 12/31/2023	—	$—	—	$202.6
Total	247,182		246,041
On May 26, 2023, our Board of Directors announced that it authorized a new $250.0 million share repurchase authorization (the "New Share Repurchase Authorization"), which replaced our previous share repurchase authorization for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal security laws and other legal and contractual requirements.

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2023, of a $100 investment in our common stock made on December 31, 2018, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties. The discussion of our financial condition and results of operations for the year ended December 31, 2021 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2023, through our Dealerships segment, we owned and operated 208 new vehicle franchises (158 dealership locations), representing 31 brands of automobiles, within 16 states. We also operated 37 collision centers, and Total Care Auto, Powered by Landcar ("TCA"), our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. The finance and insurance products are provided by both independent third parties and TCA. The F&I products offered by TCA are sold through affiliated dealerships. For the year ended December 31, 2023, our new vehicle revenue brand mix consisted of 39% imports, 33% luxury, and 28% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
Our Dealerships segment revenues are derived primarily from: (i) the sale of new vehicles; (ii) the sale of used vehicles to individual retail customers ("used retail") and to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" are collectively referred to as "used"); (iii) repair and maintenance services, including collision repair, the sale of automotive replacement parts, and the reconditioning of used vehicles (collectively referred to as "parts and service"); and (iv) the arrangement of third-party vehicle financing and the sale of a number of vehicle protection products. F&I products are offered by dealerships to customers in connection with the purchase of vehicles through either TCA or independent third parties. We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and our F&I business based on F&I gross profit per vehicle sold. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute or tie to prior year financial statements due to rounding.
Our dealerships gross profit margin varies with our revenue mix. Historically, the sales of new vehicles generally results in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase. However, recently, new vehicle gross profit margins have been above historical levels and higher than used vehicle gross margins as a result of inventory disruptions from supply chain issues.
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
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. Manufacturers continue to be hampered by the lack of availability of parts and key components from suppliers which has impacted new vehicle inventory levels and availability of certain parts. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these production slowdowns or when normalized production will resume at these manufacturers.
Jim Koons Acquisition
On December 11, 2023, the Company completed the acquisition of substantially all of the assets, including all real property and businesses of the Jim Koons Dealerships ("Koons") pursuant to a Purchase and Sale Agreement with various entities that comprise the Jim Koons automotive dealerships group (the "Koons acquisition") for an aggregate purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $103.8 million of assets held for sale related to Koons Lexus of Wilmington. The acquisition was funded with borrowings under Asbury’s existing credit facility and cash on hand. The Koons acquisition comprised 20 new vehicle dealerships and six collision centers.
Larry H. Miller Acquisition
On December 17, 2021, the Company completed the acquisition of the businesses of the Larry H. Miller ("LHM") Dealerships and TCA (collectively, the "LHM acquisition"), thereby acquiring 54 new vehicle dealerships, seven used cars stores, 11 collision centers, a used vehicle wholesale business, the real property related thereto, and the entities comprising the TCA business for an aggregate purchase price of $3.48 billion. The purchase price was financed through a combination of cash, debt, including senior notes, real estate facilities, new and used vehicle floor plan facilities and the proceeds from the issuance of common stock.
Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the year ended December 31, 2023 decreased to $14.80 billion, compared to $15.43 billion for the prior year.
•Consolidated gross profit for the year ended December 31, 2023 decreased to $2.76 billion, compared to $3.10 billion for the prior year.
•The decrease in consolidated revenue and gross profit is primarily due to lower used vehicle and F&I revenue. Additionally, lower gross profit was driven by lower gross profit per vehicle sold for both new and used vehicles as margins continue to shift downward from the historic highs in recent years.
•The effects of dealership divestitures also impacted consolidated revenue and gross profit. During the year ended December 31, 2023, we sold one franchise (one dealership location) in Austin, Texas. During 2022, we completed sixteen divestitures that contributed $683 million in revenue for the year ended December 31, 2022. Four of the divestitures closed in the first quarter, three in the second quarter, and nine in the fourth quarter of 2022.
•Our capital allocation priorities were supported by share repurchases of approximately 1,316,167 million shares for $258.1 million during the year ended December 31, 2023.
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
The Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$7,630.7	$7,365.6	$265.1	4%
Used vehicle	4,414.3	5,197.1	(782.8)	(15)%
Parts and service	2,081.5	2,074.2	7.3	—%
Finance and insurance, net	676.2	797.0	(120.8)	(15)%
TOTAL REVENUE	14,802.7	15,433.8	(631.2)	(4)%
GROSS PROFIT:
New vehicle	703.0	844.0	(141.0)	(17)%
Used vehicle	264.0	353.2	(89.2)	(25)%
Parts and service	1,150.6	1,152.6	(2.1)	—%
Finance and insurance, net	638.2	750.7	(112.5)	(15)%
TOTAL GROSS PROFIT	2,755.8	3,100.6	(344.8)	(11)%
OPERATING EXPENSES:
Selling, general, and administrative	1,617.4	1,763.4	(146.0)	(8)%
Depreciation and amortization	67.7	69.0	(1.3)	(2)%
Asset impairments	117.2	—	117.2	NM
Other operating income, net	—	(4.4)	4.4	(100)%
INCOME FROM OPERATIONS	953.5	1,272.6	(319.1)	(25)%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	9.6	8.4	1.3	15%
Other interest expense, net	156.1	152.2	3.9	3%
Gain on dealership divestitures, net	(13.5)	(207.1)	193.6	NM
Total other expenses (income), net	152.2	(46.5)	198.8	NM
INCOME BEFORE INCOME TAXES	801.3	1,319.1	(517.8)	(39)%
Income tax expense	198.8	321.8	(123.0)	(38)%
NET INCOME	$602.5	$997.3	$(394.8)	(40)%
Net income per common share—Diluted	$28.74	$44.61	$(15.87)	(36)%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2023	2022
REVENUE MIX PERCENTAGES:
New vehicles	51.5%	47.7%
Used retail vehicles	27.1%	31.3%
Used vehicle wholesale	2.7%	2.4%
Parts and service	14.1%	13.4%
Finance and insurance, net	4.6%	5.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	25.5%	27.2%
Used retail vehicles	9.0%	11.2%
Used vehicle wholesale	0.6%	0.2%
Parts and service	41.8%	37.2%
Finance and insurance, net	23.2%	24.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	18.6%	20.1%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	58.7%	56.9%
Total revenue during 2023 decreased by $631.2 million (4%) compared to 2022, due to a $782.8 million (15%) decrease in used vehicle revenue, a $120.8 million (15%) decrease in F&I revenue, offset by a $265.1 million (4%) increase in new vehicle revenue and a $7.3 million increase in parts and service revenue.
The $344.8 million (11%) decrease in gross profit during 2023 was the result of a $141.0 million (17%) decrease in new vehicle gross profit, an $89.2 million (25%) decrease in used vehicle gross profit, a $2.1 million decrease in parts and service gross profit and a $112.5 million (15%) decrease in F&I gross profit. Our total gross profit margin decreased 147 basis points from 20.1% in 2022 to 18.6% in 2023.
Income from operations during 2023 decreased by $319.1 million (25%) compared to 2022, primarily due to a $344.8 million (11%) decrease in gross profit and a $117.2 million increase in asset impairments, partially offset by a $146.0 million (8%) decrease in selling, general, and administrative expenses.
Total other expenses (income), net increased by $198.8 million from income of $46.5 million in 2022 to $152.2 million of expenses in 2023, primarily due to a $193.6 million decrease in gain on dealership divestitures, a $3.9 million (3%) increase in other interest expense, net and a $1.3 million (15%) increase in floor plan interest expense. As a result, income before income taxes decreased by $517.8 million (39%) to $801.3 million in 2023. The $123.0 million (38%) decrease in income tax expense was primarily attributable to the 39% decrease in income before taxes, partially offset by a 41 basis point increase in the 2023 effective tax rate. Overall, net income decreased by $394.8 million (40%) from $997.3 million in 2022 to $602.5 million in 2023.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$2,524.1	$2,315.7	$208.4	9%
Import	3,002.6	2,914.9	87.7	3%
Domestic	2,104.1	2,135.0	(30.9)	(1)%
Total new vehicle revenue	$7,630.7	$7,365.6	$265.1	4%
Gross profit:
Luxury	$274.3	$293.0	$(18.7)	(6)%
Import	265.8	338.7	(72.9)	(22)%
Domestic	162.9	212.3	(49.5)	(23)%
Total new vehicle gross profit	$703.0	$844.0	$(141.0)	(17)%
New vehicle units:
Luxury	35,300	33,904	1,396	4%
Import	77,740	78,388	(648)	(1)%
Domestic	36,469	38,887	(2,418)	(6)%
Total new vehicle units	149,509	151,179	(1,670)	(1)%

Same Store:
Revenue:
Luxury	$2,503.2	$2,210.4	$292.8	13%
Import	2,967.3	2,744.2	223.1	8%
Domestic	2,059.0	2,074.3	(15.4)	(1)%
Total new vehicle revenue	$7,529.5	$7,028.9	$500.6	7%
Gross profit:
Luxury	$272.0	$281.6	$(9.6)	(3)%
Import	262.0	319.5	(57.5)	(18)%
Domestic	159.6	206.5	(46.9)	(23)%
Total new vehicle gross profit	$693.6	$807.6	$(114.0)	(14)%
New vehicle units:
Luxury	34,947	32,154	2,793	9%
Import	76,896	73,845	3,051	4%
Domestic	35,700	37,699	(1,999)	(5)%
Total new vehicle units	147,543	143,698	3,845	3%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per new vehicle sold	$51,038	$48,721	$2,318	5%
Gross profit per new vehicle sold	$4,702	$5,583	$(881)	(16)%
New vehicle gross margin	9.2%	11.5%	(2.2)%

Luxury:
Gross profit per new vehicle sold	$7,770	$8,642	$(871)	(10)%
New vehicle gross margin	10.9%	12.7%	(1.8)%
Import:
Gross profit per new vehicle sold	$3,419	$4,320	$(901)	(21)%
New vehicle gross margin	8.9%	11.6%	(2.8)%
Domestic:
Gross profit per new vehicle sold	$4,466	$5,460	$(994)	(18)%
New vehicle gross margin	7.7%	9.9%	(2.2)%

Same Store:
Revenue per new vehicle sold	$51,033	$48,915	$2,118	4%
Gross profit per new vehicle sold	$4,701	$5,620	$(919)	(16)%
New vehicle gross margin	9.2%	11.5%	(2.3)%

Luxury:
Gross profit per new vehicle sold	$7,783	$8,758	$(975)	(11)%
New vehicle gross margin	10.9%	12.7%	(1.9)%
Import:
Gross profit per new vehicle sold	$3,407	$4,326	$(919)	(21)%
New vehicle gross margin	8.8%	11.6%	(2.8)%
Domestic:
Gross profit per new vehicle sold	$4,472	$5,479	$(1,007)	(18)%
New vehicle gross margin	7.8%	10.0%	(2.2)%
During 2023, new vehicle revenue increased by $265.1 million (4%) when compared to 2022, as a result of a 5% increase in revenue per new vehicle sold partially offset by a 1% decrease in new vehicle unit sales. Same store new vehicle revenue increased by $500.6 million (7%) as a result of a 4% increase in revenue per new vehicle sold and a 3% increase in new vehicle units sold.
New vehicle gross profit decreased by $141.0 million (17)% in 2023 when compared to 2022, as a result of a 16% decrease in gross profit per new vehicle sold and a 1% decrease in unit volumes. Same store new vehicle gross profit decreased by $114.0 million (14%) in 2023, as a result of a 16% decrease in gross profit per new vehicle sold partially offset by a 3% increase in unit volumes. Same store new vehicle gross margin decreased 228 basis points to 9.2% in 2023. The decrease in our new vehicle gross profit margin was primarily attributable to the easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the year ended December 31, 2023 was approximately 15.4 million which increased as compared to approximately 13.7 million during the year ended December 31, 2022. The increase in new vehicle sales revenue on a same store basis for the year ended December 31, 2023 over the same period in the prior year is primarily attributable to an increase of $2,118 of revenue per new vehicle sold and an increase of 3,845 in new vehicle units sold. The increase in SAAR period over period reflects higher inventory supply, including fleet, coupled with continued consumer demand for new vehicles. However, we continue to be negatively impacted by the significant variation in new vehicle days supply among brands and models. We ended the year with approximately 43 days of supply of new vehicle inventory which reflects an increase from 26 days of supply as of December 31, 2022 but remains well below historical levels.
Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$4,017.5	$4,828.8	$(811.3)	(17)%
Used vehicle wholesale revenue	396.7	368.3	28.5	8%
Used vehicle revenue	$4,414.3	$5,197.1	$(782.8)	(15)%
Gross profit:
Used vehicle retail gross profit	$248.5	$347.1	$(98.5)	(28)%
Used vehicle wholesale gross profit	15.5	6.2	9.3	151%
Used vehicle gross profit	$264.0	$353.2	$(89.2)	(25)%
Used vehicle retail units:
Used vehicle retail units	127,507	151,464	(23,957)	(16)%

Same Store:
Revenue:
Used vehicle retail revenue	$3,949.1	$4,503.7	$(554.6)	(12)%
Used vehicle wholesale revenue	389.7	348.9	40.8	12%
Used vehicle revenue	$4,338.8	$4,852.6	$(513.7)	(11)%
Gross profit:
Used vehicle retail gross profit	$243.7	$323.7	$(80.0)	(25)%
Used vehicle wholesale gross profit	15.3	7.1	8.3	117%
Used vehicle gross profit	$259.1	$330.8	$(71.7)	(22)%
Used vehicle retail units:
Used vehicle retail units	125,124	139,446	(14,322)	(10)%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
As Reported:
Revenue per used vehicle retailed	$31,508	$31,881	$(372)	(1)%
Gross profit per used vehicle retailed	$1,949	$2,291	$(342)	(15)%
Used vehicle retail gross margin	6.2%	7.2%	(1.0)%

Same Store:
Revenue per used vehicle retailed	$31,562	$32,297	$(735)	(2)%
Gross profit per used vehicle retailed	$1,948	$2,321	$(374)	(16)%
Used vehicle retail gross margin	6.2%	7.2%	(1.0)%
Used vehicle revenue decreased by $782.8 million (15%), due to an $811.3 million (17%) decrease in used vehicle retail revenue, partially offset by a $28.5 million (8%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $513.7 million (11%) due to a $554.6 million (12%) decrease in used vehicle retail revenue, partially offset by a $40.8 million (12%) increase in used vehicle wholesale revenue. Used vehicle revenues and unit volume have continued to contract during 2023, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the affordability headwinds and lack of inventory availability, especially in vehicles with lower mileage.
In 2023, total Company and same store used vehicle retail gross profit margins decreased 100 and 102 basis points, respectively, to both 6.2%. We attribute the decreases in used vehicle retail gross profit margin to a softening in the used vehicle market, which was at record highs in 2021 and, to a lesser extent 2022, as a result of new vehicle inventory shortages initially caused by COVID-19 disruptions followed by supply chain issues.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 32 days of supply as of December 31, 2023. This level of days of supply is in line with our historic targeted range of 30 to 35 days.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions)
As Reported:
Parts and service revenue	$2,081.5	$2,074.2	$7.3	—%
Parts and service gross profit:
Customer pay	709.5	709.7	(0.1)	—%
Warranty	148.4	142.4	5.9	4%
Wholesale parts	78.7	79.4	(0.7)	(1)%
Parts and service gross profit, excluding reconditioning and preparation	936.6	931.5	5.1	1%
Parts and service gross margin, excluding reconditioning and preparation	45.0%	44.9%	0.1%
Reconditioning and preparation *	214.0	221.1	(7.1)	(3)%
Total parts and service gross profit	$1,150.6	$1,152.6	$(2.1)	—%
Total parts and service gross margin	55.3%	55.6%	(0.3)%

Same Store:
Parts and service revenue	$2,063.2	$1,960.5	$102.6	5%
Parts and service gross profit:
Customer pay	702.3	668.4	33.8	5%
Warranty	147.5	136.2	11.3	8%
Wholesale parts	78.3	75.9	2.5	3%
Parts and service gross profit, excluding reconditioning and preparation	928.1	880.5	47.6	5%
Parts and service gross margin, excluding reconditioning and preparation	45.0%	44.9%	0.1%
Reconditioning and preparation *	212.7	207.3	5.4	3%
Total parts and service gross profit	$1,140.7	$1,087.8	$52.9	5%
Total parts and service gross margin	55.3%	55.5%	(0.2)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying consolidated statements of income upon the sale of the vehicle.
The $7.3 million increase in parts and service revenue was due to a $6.3 million increase in customer pay revenue and a $10.2 million (4%) increase in warranty revenue, partially offset by a $9.2 million (2%) decrease in wholesale parts revenue. Same store parts and service revenue increased $102.6 (5%) from $1.96 billion in 2022 to $2.06 billion in 2023. The increase in same store parts and service revenue was due to a $72.1 million (6%) increase in customer pay revenue, a $19.8 million (8%) increase in warranty revenue and a $10.7 million (2%) increase in wholesale parts revenue.

Parts and service gross profit, excluding reconditioning and preparation, increased by $5.1 million (1%) to $936.6 million and same store gross profit, excluding reconditioning and preparation, increased by $47.6 million (5%) to $928.1 million. The $47.6 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $33.8 million (5%) increase in customer pay gross profit, an $11.3 million (8%) increase in warranty gross profit, and a $2.5 million (3%) increase in wholesale parts gross profit. As a result of the shortage of new vehicle inventory, many customers have elected to keep their current vehicles longer which has generated additional customer pay and wholesale parts gross profit for the parts and service departments. We continue to focus on increasing our customer pay parts and service revenue over the long-term by improving the customer experience, providing competitive benefits to our technicians, capitalizing on our dealership training programs and upgrading equipment.
Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$676.2	$797.0	$(120.8)	(15)%
Finance and insurance, net gross profit	$638.2	$750.7	$(112.5)	(15)%
Finance and insurance, net per vehicle sold	$2,304	$2,480	$(177)	(7)%

Same Store:
Finance and insurance, net revenue	$667.3	$761.7	$(94.4)	(12)%
Finance and insurance, net gross profit	$629.4	$715.5	$(86.1)	(12)%
Finance and insurance, net per vehicle sold	$2,308	$2,527	$(219)	(9)%
F&I revenue, net decreased by $120.8 million (15%) in 2023 when compared to 2022 primarily as a result of an 8% decrease in new and used retail unit sales and a 7% decrease in F&I per vehicle retailed.
On a same store basis F&I revenue, net decreased by $94.4 million (12%) in 2023 when compared to 2022 primarily as a result of a 4% decrease in new and used retail unit sales and a 9% decrease in F&I per vehicle retailed.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions)
Finance and insurance, revenue	$138.3	$126.0	$12.3	10%
Finance and insurance, cost of sales	$37.9	$46.3	$(8.4)	(18)%
Finance and insurance, gross profit	$100.4	$79.8	$20.7	26%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the year ended December 31, 2023, TCA generated $138.3 million of revenue, consisting primarily of earned premium and $15.7 million from the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the year ended December 31, 2023, TCA recorded $37.9 million of cost of sales consisting primarily of claims expense, after the elimination of claims paid to affiliated dealerships. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.

As we continue to integrate TCA, we expect a rollout of TCA products to our remaining stores by the end of 2024. With the ownership of TCA, while the combined profitability of the transaction is higher, the timing of revenue and cost recognition is deferred and amortized over the life of the contract. We expect that this rollout will result in lower F&I revenue and gross profit over the next two to three years due to the change in how these contracts are earned.
Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2023	% of Gross Profit	2022	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$1,081.7	39.3%	$1,247.4	40.2%	$(165.7)	(1.0)%
Rent and related expenses	119.0	4.3%	121.7	3.9%	(2.7)	0.4%
Advertising	47.5	1.7%	50.1	1.6%	(2.6)	0.1%
Other	369.2	13.4%	344.2	11.1%	25.0	2.3%
Selling, general, and administrative expense	$1,617.4	58.7%	$1,763.4	56.9%	$(146.0)	1.8%
Gross profit	$2,755.8		$3,100.6

Same Store:
Personnel costs	$1,068.5	39.2%	$1,181.8	40.2%	$(113.3)	(0.9)%
Rent and related expenses	117.9	4.3%	116.3	4.0%	1.6	0.4%
Advertising	45.6	1.7%	43.8	1.5%	1.8	0.2%
Other	361.6	13.3%	329.0	11.2%	32.6	2.1%
Selling, general, and administrative expense	$1,593.6	58.5%	$1,670.9	56.8%	$(77.3)	1.7%
Gross profit	$2,722.8		$2,941.7
SG&A expense as a percentage of gross profit increased 182 basis points from 56.9% in 2022 to 58.7% in 2023. Same store SG&A expense as a percentage of gross profit increased 173 basis points from 56.8% in 2022 to 58.5% in 2023. The increase in SG&A as a percentage of gross profit is primarily the result of lower gross profits for 2023 when compared to 2022. SG&A expense for the year ended December 31, 2023 includes $4.3 million of expense related to hail damage, a $3.6 million gain from the sale of real estate and $4.1 million of professional fees related to the Koons acquisition. SG&A expense for the year ended December 31, 2022 includes $2.7 million of professional fees related to acquisition due diligence.
Asset Impairments —
During the year ended December 31, 2023, we recognized asset impairment charges of $117.2 million as compared to no impairment charges during the year ended December 31, 2022. The asset impairment charges resulted from our annual franchise rights impairment tests and the classification of certain asset disposal groups as held for sale which resulted in additional franchise rights and goodwill impairment charges.
Floor Plan Interest Expense —
Floor plan interest expense increased by $1.3 million (15%) to $9.6 million during 2023 compared to $8.4 million during 2022 due to less cash held in the floor plan offset account in December 2023 as a result of funding the Koons acquisition.
Other Interest Expense —
Other interest expense increased $3.9 million (3%) from $152.2 million in 2022 to $156.1 million in 2023. The increase is primarily due to higher loaner payable interest expense driven by higher loaner vehicle balances, as well as interest expense on our revolving credit agreement in December 2023.

Gain on Dealership Divestitures —
During the year ended December 31, 2023, we sold one franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million.
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
Income Tax Expense —
The $123.0 million (38%) decrease in income tax expense was primarily the result of a $517.8 million (39%) decrease in income before income taxes. Our effective tax rate increased 41 basis points from 24.4% in 2022 to 24.8% in 2023. The increase in our effective tax rate was primarily due to lower income before taxes and our acquisition and divestiture activity. Stores acquired are located in relatively high tax rate states while the stores divested are located in relatively low or no tax rate states.
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
Income from operations during 2022 increased by $480.8 million (61%) compared to 2021, primarily due to a $1.20 billion (63%) increase in gross profit, partially offset by a $689.4 million (64%) increase in selling, general, and administrative expenses and a $27.1 million (65%) increase in depreciation and amortization expenses.
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

DEALERSHIPS SEGMENT
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
New vehicle gross profit increased by $353.5 million (72%) , as a result of a 25% increase in gross profit per new vehicle sold and a 38% increase in unit volumes. Same store new vehicle gross profit increased by $31.2 million (7%) in 2022, as a result of a 30% increase in gross profit per new vehicle sold partially offset by a 18% decrease in unit volumes. Same store new vehicle gross margin increased 179 basis points to 11.7% in 2022, primarily as a result of supply challenges for much of 2022 caused by a global semi-conductor shortage which led to manufacturer production challenges. We finished 2022 with a 26 days of supply of new vehicle inventory which is below our targeted days supply primarily as a result of these manufacturer production challenges.

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
Used vehicle revenue increased by $1.88 billion (57%), due to a $1.77 billion (58%) increase in used retail revenue and a $108.6 million (42%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $148.7 million (5%) due to a $226.9 million (8%) increase in used vehicle retail revenue, partially offset by a $78.1 million (34%) decrease in used vehicle wholesale revenue.
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
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions)
As Reported:
Parts and service revenue	$2,107.5	$1,184.3	$923.3	78%
Parts and service gross profit:
Customer pay	724.8	434.2	290.6	67%
Warranty	142.4	98.0	44.4	45%
Wholesale parts	79.4	34.3	45.1	132%
Parts and service gross profit, excluding reconditioning and preparation	946.7	566.5	380.2	67%
Parts and service gross margin, excluding reconditioning and preparation	44.9%	47.8%	(2.9)%
Reconditioning and preparation *	221.1	153.6	67.5	44%
Total parts and service gross profit	$1,167.8	$720.1	$447.7	62%
Total parts and service gross margin	55.4%	60.8%	(5.4)%

Same Store:
Parts and service revenue	$1,181.8	$1,055.5	$126.3	12%
Parts and service gross profit:
Customer pay	450.3	390.3	60.1	15%
Warranty	82.5	88.2	(5.7)	(7)%
Wholesale parts	32.9	29.7	3.2	11%
Parts and service gross profit, excluding reconditioning and preparation	565.7	508.1	57.5	11%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	48.1%	(0.3)%
Reconditioning and preparation *	141.6	137.6	4.0	3%
Total parts and service gross profit	$707.3	$645.7	$61.6	10%
Total parts and service gross margin	59.8%	61.2%	(1.3)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying consolidated statements of income upon the sale of the vehicle.
The $923.3 million (78%) increase in parts and service revenue was due to a $568.1 million (70%) increase in customer pay revenue, a $270.2 million (143%) increase in wholesale parts revenue and a $85.0 million (47%) increase in warranty revenue. Same store parts and service revenue increased $126.3 million (12%) from $1.06 billion in 2021 to $1.18 billion in 2022. The increase in same store parts and service revenue was due to a $108.7 million (15%) increase in customer pay revenue and a $26.8 million (17%) increase in wholesale parts revenue, partially offset by a $9.1 million (6%) decrease in warranty revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $380.2 million (67%) to $946.7 million and same store gross profit, excluding reconditioning and preparation, increased by $57.5 million (11%) to $565.7 million. The $57.5 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $60.1 million (15%) increase in customer pay gross profit and a $3.2 million (11%) increase in wholesale parts gross profit, partially offset by a $5.7 million (7%) decrease in warranty gross profit. As a result of the shortage of new vehicle inventory, many customers have elected to keep their current vehicles longer which has generated additional customer pay and wholesale parts gross profit for the parts and service departments.

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
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2022	2021
	(Dollars in millions)
Finance and insurance, revenue	$126.0	$2.3	$123.7	NM
Finance and insurance, cost of sales	$46.3	$3.6	$42.7	NM
Finance and insurance, gross profit	$79.8	$(1.3)	$81.0	NM
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the year ended December 31, 2022, TCA generated $126.0 million of revenue, consisting primarily of earned premium partially offset by a loss of $8.0 million in the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the year ended December 31, 2022, TCA recorded $46.3 million of cost of sales consisting primarily of claims expense, after the elimination of claims paid to affiliated dealerships. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.

CONSOLIDATED
Selling, General, and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit (Decrease) Increase
	2022	% of Gross Profit	2021	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$1,247.4	40.2%	$747.5	39.3%	$499.9	0.9%
Rent and related expenses	121.7	3.9%	96.1	5.0%	25.6	(1.1)%
Advertising	50.1	1.6%	30.7	1.6%	19.4	—%
Other	344.2	11.1%	199.7	10.5%	144.5	0.6%
Selling, general, and administrative expense	$1,763.4	56.9%	$1,073.9	56.5%	$689.4	0.4%
Gross profit	$3,100.6		$1,902.2

Same Store:
Personnel costs	$717.3	40.5%	$693.3	40.5%	$24.0	(0.1)%
Rent and related expenses	52.3	3.0%	54.6	3.2%	(2.3)	(0.2)%
Advertising	20.6	1.2%	25.0	1.5%	(4.4)	(0.3)%
Other	218.1	12.3%	205.7	12.0%	12.4	0.3%
Selling, general, and administrative expense	$1,008.4	56.9%	$978.6	57.2%	$29.8	(0.4)%
Gross profit	$1,773.0		$1,710.1
SG&A expense as a percentage of gross profit increased 41 basis points from 56.5% in 2021 to 56.9% in 2022. Same store SG&A expense as a percentage of gross profit decreased 35 basis points from 57.2% in 2021 to 56.9% in 2022. The decrease in SG&A as a percentage of gross profit is primarily the result of higher gross profits earned across our Dealerships segment, as well as maintaining expense discipline, particularly in personnel costs, with enhanced productivity of our team members.
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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2023, we had total available liquidity of $459.8 million, which consisted of cash and cash equivalents of $32.5 million (excluding $13.2 million held by TCA), available funds in our floor plan offset accounts of $95.2 million million and $332.1 million of availability under our revolving credit facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. For more information on our financial covenants, see "Covenants and Defaults" and "Share Repurchases and Dividend Restrictions" below.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2023 Senior Credit Facility (discussed further below), (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months and the foreseeable future.
Material Indebtedness
We currently are party to the following material credit facilities and agreements and have the following material indebtedness outstanding. For a more detailed description of the material terms of these agreements and facilities, and this indebtedness, see Note 14 "Debt" included in the notes to consolidated financial statements.
•2023 Senior Credit Facility—On October 20, 2023, the Company and certain of its subsidiaries entered into a fourth amended and restated credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2023 Senior Credit Facility"). The 2023 Senior Credit Facility amended and restated the Company’s pre-existing third amended and restated credit agreement, dated as of September 25, 2019, among the Company, certain of its subsidiaries, Bank of America, as administrative agent, and the other lenders party thereto. As amended, the 2023 Senior Credit Agreement provides for the following:
Revolving Credit Facility—A $500.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As of December 31, 2023, we converted $389.0 million of availability from the New Vehicle Floor Plan Facility (as defined below) back to the Revolving Credit facility resulting in $346.1 million in borrowing capacity. In addition, as of December 31, 2023, we had $14.0 million in outstanding letters of credit, resulting in $332.1 million of borrowing availability. We began the year with no amounts drawn on our revolving credit facility. During the year ended December 31, 2023, we had borrowings of $329.0 million and $329.0 million in repayments, resulting in no outstanding borrowings as of December 31, 2023.
New Vehicle Floor Plan Facility—A $1.93 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of this floor plan offset account, we experienced a reduction in floor plan interest expense on our consolidated statements of income. As of December 31, 2023, we had $1.46 billion outstanding under the New Vehicle Floor Plan Facility, which includes $127.2 million classified in loaner vehicles notes payable which is included in accounts payable and accrued liabilities in our consolidated balance sheets. As of December 31, 2023, we held $44.7 million in the floor plan notes payable offset account.
Used Vehicle Floor Plan Facility—A $375.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for working capital and capital expenditures, as well as to refinance used vehicles. We began the year with no amounts drawn on our Used Vehicle Floor Plan Facility. During the year ended December 31, 2023, we had additional borrowings of $547.1 million and $240.0 million in repayments resulting in $307.1 million outstanding borrowings as of December 31, 2023. We did not have any borrowing capacity under the Used Vehicle Floor Plan Facility based on our borrowing base calculation as of December 31, 2023.
Subject to compliance with certain conditions, the 2023 Senior Credit Agreement provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $750.0 million in the aggregate without lender consent.
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
In addition to the payment of interest on borrowings outstanding under the 2023 Senior Credit Facility, we are required to pay a quarterly commitment fee on total unused commitments thereunder. The fee for unused commitments under the Revolving Credit Facility is between 0.15% and 0.40% per year, based on the Company's total lease adjusted leverage ratio, and the fee for unused commitments under the New Vehicle Facility Floor Plan and the Used Vehicle Floor Plan Facility is 0.15% per year.
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2023, we had $195.1 million, which is net of $50.5 million in our floor plan offset account, outstanding under our floor plan facility. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
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

In September 2020, the Company completed an add-on issuance of $250.0 million aggregate principal amount of additional senior notes consisting of $125.0 million aggregate principal amount of additional 2028 Notes at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional 2030 Notes (together with the additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020 (the "September 2020 Offering"). After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from the September 2020 Offering. The $3.5 million premium paid by the initial purchasers of the Additional Notes was recorded as a component of long-term debt on our consolidated balance sheets and is being amortized as a reduction of interest expense over the remaining term of the Notes. The proceeds of the September 2020 Offering were used to redeem certain seller notes issued in connection with the acquisition of Park Place.
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
~~•~~Mortgage Financings—We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). As of December 31, 2023 we had total mortgage notes payable outstanding of $31.9 million which are collateralized by the associated real estate.
•2021 Real Estate Facility—On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, which provided for term loans in an aggregate amount equal to $689.7 million (the "2021 Real Estate Facility"). As of December 31, 2023, we had $614.4 million of outstanding borrowings under the 2021 Real Estate Facility. There is no further borrowing availability under the 2021 Real Estate Facility.
•2021 BofA Real Estate Facility—On May 10, 2021, we entered into a real estate term loan credit agreement (the "2021 BofA Real Estate Credit Agreement"), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provided for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the "2021 BofA Real Estate Facility"). As of December 31, 2023, we had $165.9 million of outstanding borrowings under the 2021 BofA Real Estate Facility. There is no further borrowing availability under the 2021 BofA Real Estate Credit Agreement. On May 25, 2022, certain of our subsidiaries entered into amendments to our 2021 BofA Real Estate Facility to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 14 "Debt" for further details.
~~•~~2018 BofA Real Estate Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of December 31, 2023, we had $50.3 million, of outstanding borrowings under the 2018 BofA Real Estate Facility. There is no further borrowing availability under the 2018 BofA Real Estate Facility. On May 25, 2022, certain of our subsidiaries entered into an amendment to the 2018 BofA Real Estate Credit Agreement to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 14 "Debt" for further details.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of December 31, 2023, we had $72.0 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under the 2018 Wells Fargo Master Loan Facility. On and with effect from

June 1, 2022, certain of our subsidiaries entered into an amendment to our 2018 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 14 "Debt" for further details.
~~•~~2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of December 31, 2023, the outstanding balance under this agreement was $37.2 million. There is no further borrowing availability under the 2015 Wells Fargo Master Loan Facility. On and with effect from June 1, 2022, certain of our subsidiaries entered into an amendment to our 2015 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 14 "Debt" for further details.
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
Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2023. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the 2021 Real Estate Facility, 2021 BofA Real Estate Credit Agreement, 2018 BofA Real Estate Credit Agreement, 2018 Wells Fargo Master Loan Agreement, 2015 Wells Fargo Master Loan Agreement, and the related documents are customary for financing transactions of this nature, including, among others, requirements to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case, as applicable. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. Each of these agreements provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the applicable agreement to immediately repay all amounts outstanding thereunder.
The representations and covenants contained in the agreement governing the 2023 Senior Credit Facility are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the agreement governing the 2023 Senior Credit Facility. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets. The agreement governing the 2023 Senior Credit Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floor Plan Facility could be, or result in, an event of default under the New Vehicle Floor Plan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
The 2023 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage Ratio (as defined in the 2023 Senior Credit Facility and the Indentures) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. Subject to our continued compliance with a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to a base level plus the cumulative amount of (i) 50% of our net income (as defined in the 2023 Senior Credit Facility) plus (ii) 100% of any cash proceeds we receive from the sale of equity interests minus (iii) the dollar amount of share purchases made and dividends paid during the defined measurement periods, subject to certain exceptions. In the event that our Consolidated Total Leverage Ratio does (or would) exceed 3.0 to 1.0, the 2023 Senior Credit Facility and the Indentures would then also allow for restricted payments under mutually exclusive parameters, subject to certain exclusions. The Company may otherwise make restricted payments only up to the aforementioned cumulative capacity. Our restricted payment capacity balance as of December 31, 2023 and 2022 was $1.18 billion and $1.11 billion, respectively.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions described in "Covenants and Defaults" above.
During the year ended December 31, 2023, we repurchased 1,316,167 shares of our common stock under our repurchase program for a total of $258.1 million and an additional 48,262 shares of our common stock for $11.4 million from employees in connection with a net share settlement feature of employee equity-based awards.
As of December 31, 2023, we had remaining authorization to repurchase up to an additional $202.6 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
On May 26, 2023, our Board of Directors announced that it authorized a new $250.0 million share repurchase authorization (the "New Share Repurchase Authorization"), which replaced our previous share repurchase authorization for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal securities laws and other legal and contractual requirements. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA, among other things, implements a 1% excise tax on share repurchases, which takes effect in tax years beginning after December 31, 2022. In 2023, we recorded a total of $2.5 million excise tax on our share repurchases.
Contractual Obligations
As of December 31, 2023, we had significant contractual obligations related to our floor plan notes payable disclosed in Notes 11 and 12, operating lease liabilities disclosed in Note 19 and long-term debt arrangements discussed in Note 14. Disclosures related to our commitments and contingencies are outlined in Note 21. All note references are to the notes to our consolidated financial statements included elsewhere herein.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable through our 2023 Senior Credit Facility ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying consolidated statements of cash flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying consolidated statements of cash flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying consolidated statement of cash flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2023 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturers from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2023 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles and certain loaner vehicle programs.
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

	For the Year Ended December 31,
	2023	2022	2021
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$313.0	$696.0	$1,163.7
Change in Floor Plan Notes Payable Non-Trade, net	1,018.9	(191.1)	(608.7)
Change in Floor Plan Notes Payable Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	(571.3)	462.4	131.1
Change in Floor Plan Notes Payable Trade associated with floor plan offset and acquisitions and divestitures, net	(55.3)	19.7	(54.0)
Adjusted cash flow provided by operating activities	$705.4	$987.0	$632.1
Operating Activities—
Net cash provided by operating activities totaled $313.0 million, $696.0 million, and $1.16 billion for the years ended December 31, 2023, 2022, and 2021, respectively. Adjusted cash flow provided by operating activities totaled $705.4 million, $987.0 million, and $632.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable - non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable - trade.
The $281.6 million decrease in adjusted cash flow provided by operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily the result of the following:

•decrease in $192.4 million in net income and non-cash adjustments to net income;
•$144.1 million decrease related to sale volume and the timing of collection of accounts receivable and contracts-in-transit during 2023 compared to 2022;
•$210.9 million decrease related to the change in other current assets, net;
•$2.6 million decrease in other long term assets and liabilities, net; and
•$1.3 million decrease related to the change in operating lease liabilities.

The decrease in our adjusted cash flow provided by operating activities, was partially offset by:
•$155.2 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures; and
•$114.4 million increase related to the change in accounts payable and accrued liabilities; and
The $354.9 million increase in our adjusted cash flow provided by operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily the result of the following:
•increase of $431.9 million in net income and non-cash adjustments to net income;
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
Investing Activities—
Net cash used in investing activities totaled $1.68 billion and $3.92 billion for the year ended December 31, 2023 and 2021, respectively, compared to net cash provided by investing activities of $464.7 million for the year ended December 31, 2022. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate, were $142.3 million, $94.6 million, and $74.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. There were no purchases related to real estate for the year ended December 31, 2023. Purchases of real estate totaled $13.3 million and $7.8 million for the years ended December 31, 2022, and 2021, respectively. In addition, we purchased previously leased facilities for $217.1 million during the year ended December 31, 2021.
We expect that capital expenditures during 2024 will total approximately $250.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
On December 11, 2023, we completed the acquisition of the Jim Koons Dealerships for a total purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $103.8 million of assets held for sale related to Koons Lexus of Wilmington. The sources of the purchase price included borrowings under Asbury’s existing credit facility and cash on hand.
On December 17, 2021, we completed the acquisition of LHM and TCA for a total purchase price of approximately $3.48 billion. The sources of the purchase price included 2029 Notes, 2032 Notes, 2021 Real Estate Facility, proceeds from our common stock offering, new floorplan notes payable trade and non-trade, used vehicle floorplan notes payable, payables to Seller and cash. In addition to these acquisitions, during the year ended December 31, 2021, we acquired the assets of 11 franchises (10 dealership locations) in the Denver, Colorado market and three franchises (one dealership location) in the Indianapolis, Indiana market for a combined purchase price of $485.7 million. We funded these acquisitions with an aggregate of $455.1 million of cash, and $9.6 million of floor plan borrowings for the purchase of the related new vehicle inventory. In aggregate, these acquisitions included purchase price holdbacks of $21.0 million for potential indemnity claims made by us with respect to the acquired franchises. In addition to the acquisition amounts above, we released $1.0 million of purchase price holdbacks related to current and prior year acquisitions during the year ended December 31, 2021.
During the year ended December 31, 2023, the Company sold one franchise (one dealership location) in Austin, Texas for proceeds of $30.7 million.

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
During the year ended December 31, 2021, we divested one franchise (one dealership location) in the Charlottesville, Virginia for proceeds of $21.3 million.
Proceeds from the sale of assets, unrelated to a dealership divestiture, were $16.3 million and $21.5 million for the years ended December 31, 2023 and 2021, respectively. W did not have any proceeds from the sale of assets, unrelated to a dealership divestitures in 2022.
During the years ended December 31, 2023, 2022, and 2021, we purchased $195.2 million, $202.2 million and $1.1 million of debt securities and $41.4 million and $1.1 million of equity securities in December 31, 2022 and 2021, respectively. We did not purchase any equity securities in 2023.
During the years ended December 31, 2023, 2022, and 2021, we also received proceeds of $60.3 million, $69.7 million, and $0.8 million from the sale of debt securities and $51.8 million, $50.3 million and $0.4 million, from the sale of equity securities, respectively.
Financing Activities—
Net cash provided by financing activities totaled $1.18 billion and $2.93 billion for the years ended December 31, 2023 and 2021, respectively. Net cash used in financing activities totaled $1.10 billion year ended December 31, 2022.
During the years ended December 31, 2023, 2022, and 2021, we had non-trade floor plan borrowings of $8.39 billion, $7.41 billion, and $5.04 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $307.1 million and $294.0 million for the years ended December 31, 2023 and 2021, respectively, related to our used vehicle floor plan facility. We did not have any floor plan borrowing related to our used vehicle floor plan facility as of December 31,2022.
During the year ended December 31, 2023, 2022 and 2021, we borrowed $329.0 million, $330.0 million, and $439.0 million, and repaid $329.0 million, $499.0 million and $270.0 million, respectively, on our revolving line of credit.
In addition, during the years ended December 31, 2023 and 2021, we had non-trade floor plan borrowings of $256.1 million and $214.5 million respectively, related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles. We did not have any acquisitions in 2022.
During the years ended December 31, 2023, 2022, and 2021, we made non-trade floor plan repayments of $7.06 billion, $7.89 billion, and $5.36 billion, respectively. In addition, during the years ended December 31, 2022 and 2021, we had floor plan repayments associated with dealership divestitures of $48.4 million and $0.8 million, respectively. During 2023, we did not have any floor plan repayments associated with dealership divestitures.
During the year ended December 31, 2021, we received proceeds from borrowings totaling $2.27 billion. We did not have any proceeds from borrowings in 2023 and 2022.
Repayments of borrowings totaled $126.0 million, $106.2 million and $41.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
During the years ended December 31, 2022, and 2021, we received net proceeds from the issuance of common stock totaling $1.4 million and $666.9 million, respectively. We did not have any net proceeds from the issuance of common stock in 2023.
During the year ended December 31, 2023 and 2022, we repurchased 1,316,167 and 1,635,030 shares of our common stock under our Repurchase Program for a total of $258.1 million and $297.0 million and 48,262 and 56,024 shares of our common stock for $11.4 million and $9.2 million from employees in connection with a net share settlement feature of employee equity-based awards, respectively. We did not have any share repurchases in 2021.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 21 "Commitments and Contingencies" of the Company's consolidated financial statements.
Guarantor Financial Information
As of December 31, 2023, the Company had outstanding $405 million of 4.500% Senior Notes due 2028 and $445 million of 4.750% Senior Notes due 2030. As explained in Note 14 of the Company's consolidated financial statements as of and for the year ended December 31, 2023, the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the "Guarantor Subsidiaries"), which are listed in Exhibit 21, with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the "TCA Non-Guarantor Subsidiaries").
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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
As of December 31,
2023
(In millions)
Current assets	$2,969.8
Current assets - affiliates	4.8
Non-current assets	6,382.4

Current liabilities	2,470.6
Current liabilities - affiliates	13.0
Non-current liabilities	3,595.6

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries
For the Year Ended December 31,
2023
(In millions)
Net sales	$14,699.0
Gross profit	2,671.1
Income from operations	862.6
Net income	529.5
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
As a result of our annual franchise rights impairment tests as of October 1, 2023, we identified several dealerships with franchise rights carrying values that exceeded their fair values due to the underperformance of certain stores, limited primarily to two brands, and an increase in discount rates. As a result, we recorded non-cash impairment charges totaling $73.1 million during the year ended December 31, 2023 reflected in asset impairments within our consolidated statements of income. For certain stores, the fair value of the franchise rights equals the carrying amount.
In connection with a change in reporting units in our Dealerships segment, we performed quantitative impairment tests of goodwill for the affected reporting units as of October 1, 2023, both before and after the change in reporting units. The results of our quantitative goodwill impairment tests related to certain reporting units indicated that the fair value of these reporting units exceeded their carrying values. For all reporting units, for which a qualitative or quantitative impairment test was performed as of October 1, 2023, the fair values exceeded their carrying amounts. We believe that the fair value of our reporting units is substantially in excess of its carrying amount, except for the Arizona and Utah reporting units, which exceeded their carrying amounts by less than 5% as of October 1, 2023. The goodwill balance for the Arizona and Utah reporting units as of December 31, 2023 was $204.4 million and $197.8 million, respectively.
In December 2023, certain dealerships met the held for sale criteria and the assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities associated with assets held for sale in our consolidated balance sheets. As a result, we evaluated the disposal groups to ensure their recording at the lower of their carrying value or fair value less costs to sell. The quantitative impairment tests of each disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less costs to sell. The Company determined the estimated fair value of each disposal group based on the estimated sales proceeds less cost to sell. As a result of this analysis, we recorded asset impairment charges of $44.1 million. These asset impairment charges are reflected in asset impairments in our consolidated statements of income. Since the resulting impairment charges and the decision to dispose of these dealerships represented a triggering event for goodwill, we performed quantitative impairment tests of goodwill for the affected reporting units in December 2023. The results of our quantitative goodwill impairment tests for the affected reporting units indicated that the fair value of these reporting units exceeded their carrying values.
In total, we recognized asset impairments of $117.2 million during the year ended December 31, 2023. No franchise rights or goodwill impairments were identified in 2022 or 2021.
We continue to monitor developments related to macroeconomic conditions and the performance of our stores and reporting units. It is reasonably possible that future developments could have a negative effect on the estimates and assumptions utilized in our impairment assessments and could result in material impairment charges in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1.81 billion of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of December 31, 2023, a 100 basis point change in interest rates would result in a change of $18.1 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the years ended December 31, 2023, 2022, and 2021, by $87.0 million, $85.8 million, and $57.5 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of December 31, 2023 we had six interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting. The following table provides information on the attributes of each swap as of December 31, 2023:

Inception Date	Notional Value at Inception	Notional Value	Notional Value at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$273.8	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$165.9	$110.6	May 2031
July 2020	$93.5	$76.2	$50.6	December 2028
July 2020	$85.5	$68.0	$57.3	November 2025
June 2015	$100.0	$58.8	$53.1	February 2025
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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Asbury Automotive Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
Manufacturer Franchise Rights Quantitative Impairment Assessment

Description of the Matter	At December 31, 2023, the Company’s manufacturer franchise rights had an aggregate carrying value for franchises acquired of approximately $2,095.8 million, as disclosed in Note 10 of the consolidated financial statements. Manufacturer franchise rights are assessed for impairment annually as of October 1st, or more often if events or circumstances indicate that impairment may have occurred. If the fair value of the franchise right is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.
We identified the assessment of the Company’s quantitative impairment tests over manufacturer franchise rights acquired prior to the fourth quarter of 2023 as a critical audit matter. In connection with its annual quantitative impairment assessment during the year ended December 31, 2023, the Company recorded impairment charges of $73.1 million related to manufacturer franchise rights.

Auditing the Company's fair value estimates used in its annual impairment assessment is complex due to the significant management judgments and estimates required. The Company's model for estimating the fair value of these assets utilizes market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses, all of which are forward-looking and affected by expectations about economic, industry and company-specific factors.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the manufacturer franchise rights fair value estimates used in conjunction with its annual quantitative impairment assessment. This included testing controls over management’s review of the model, significant assumptions, other inputs and the completeness and accuracy of the data used in the measurements.
Procedures performed to test the fair value of the Company's manufacturer franchise rights as part of the quantitative impairment assessment included, among others, testing of the significant assumptions described above and testing the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in the testing of the weighted average cost of capital and to assess the appropriateness of the model used. We compared the significant assumptions to current industry, market and economic trends, as well as to the Company's historical results. In addition, we assessed the accuracy of the Company’s historical projections by comparing them to actual operating results and evaluated the Company’s intent and ability to carry out a particular course of action by evaluating the Company’s past history of carrying out its stated intentions. We also performed sensitivity analyses on the significant assumptions to evaluate the potential change in the fair value of the manufacturer franchise rights resulting from changes in underlying assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Atlanta, Georgia
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Asbury Automotive Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Asbury Automotive Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an evaluation of the internal controls of the Jim Koons Dealerships, which are included in the 2023 consolidated financial statements of the Company from the date of acquisition and represented approximately $1.65 billion of consolidated total assets as of December 31, 2023, and approximately $168.2 million of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Jim Koons Dealerships.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 29, 2024

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45.7	$235.3
Short term investments	6.2	5.4
Contracts-in-transit, net	279.7	220.8
Accounts receivable, net	226.1	171.9
Inventories, net	1,768.3	959.2
Assets held for sale	342.2	29.1
Other current assets	388.9	288.1
Total current assets	3,057.1	1,909.8
INVESTMENTS	326.7	235.0
PROPERTY AND EQUIPMENT, net	2,315.7	1,941.0
OPERATING LEASE RIGHT-OF-USE ASSETS	241.8	235.4
GOODWILL	2,009.0	1,783.4
INTANGIBLE FRANCHISE RIGHTS	2,095.8	1,800.1
OTHER LONG-TERM ASSETS	113.3	116.7
Total assets	$10,159.4	$8,021.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$195.1	$51.0
Floor plan notes payable—non-trade, net	1,590.6	—
Current maturities of long-term debt	84.9	84.5
Current maturities of operating leases	26.2	23.6
Accounts payable and accrued liabilities	748.1	645.0
Deferred revenue—current	228.6	218.9
Liabilities associated with assets held for sale	2.1	10.5
Total current liabilities	2,875.7	1,033.4
LONG-TERM DEBT	3,121.2	3,216.8
LONG-TERM LEASE LIABILITY	222.1	218.4
DEFERRED REVENUE	508.1	495.0
DEFERRED INCOME TAXES	136.4	100.7
OTHER LONG-TERM LIABILITIES	51.7	53.5
COMMITMENTS AND CONTINGENCIES (Note 21)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 42,352,001 and 43,593,809 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,288.4	1,281.4
Retained earnings	2,961.5	2,610.1
Treasury stock, at cost; 22,018,537 and 22,024,479 shares, respectively	(1,067.3)	(1,063.0)
Accumulated other comprehensive income	61.1	74.4
Total shareholders' equity	3,244.1	2,903.5
Total liabilities and shareholders' equity	$10,159.4	$8,021.4

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
REVENUE:
New vehicle	$7,630.7	$7,365.6	$4,934.1
Used vehicle	4,414.3	5,197.1	3,315.6
Parts and service	2,081.5	2,074.2	1,182.9
Finance and insurance, net	676.2	797.0	405.1
TOTAL REVENUE	14,802.7	15,433.8	9,837.7
COST OF SALES:
New vehicle	6,927.8	6,521.6	4,443.6
Used vehicle	4,150.2	4,843.8	3,027.3
Parts and service	931.0	921.6	461.0
Finance and insurance	37.9	46.3	3.6
TOTAL COST OF SALES	12,046.9	12,333.3	7,935.5
GROSS PROFIT	2,755.8	3,100.6	1,902.2
OPERATING EXPENSES:
Selling, general, and administrative	1,617.4	1,763.4	1,073.9
Depreciation and amortization	67.7	69.0	41.9
Asset impairments	117.2	—	—
Other operating income, net	—	(4.4)	(5.4)
INCOME FROM OPERATIONS	953.5	1,272.6	791.8
OTHER EXPENSES (INCOME):
Floor plan interest expense	9.6	8.4	8.2
Other interest expense, net	156.1	152.2	93.9
Gain on dealership divestitures, net	(13.5)	(207.1)	(8.0)
Total other expenses (income), net	152.2	(46.5)	94.1
INCOME BEFORE INCOME TAXES	801.3	1,319.1	697.7
Income tax expense	198.8	321.8	165.3
NET INCOME	$602.5	$997.3	$532.4
EARNINGS PER COMMON SHARE:
Basic—
Net Income	$28.87	$44.78	$26.75
Diluted—
Net Income	$28.74	$44.61	$26.49
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	20.9	22.3	19.9
Restricted stock	—	0.1	0.1
Performance share units	0.1	—	0.1
Diluted	21.0	22.4	20.1

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2023	2022	2021
Net income	$602.5	$997.3	$532.4
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	(22.6)	103.3	6.3
Unrealized gains (losses) on available-for-sale debt securities	5.2	(4.0)	0.2
Income tax benefit (expense) associated with other comprehensive income items	4.0	(24.3)	(1.6)
Comprehensive income	$589.1	$1,072.2	$537.3

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2020	41,133,668	$0.4	$595.5	$1,348.9	21,848,314	$(1,033.7)	$(5.6)	$905.5
Comprehensive Income:
Net income	—	—	—	532.4	—	—	—	532.4
Unrealized gains on changes in fair value of debt securities, net of $0 tax expense	—	—	—	—	—	—	0.2	0.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.6 million tax expense	—	—	—	—	—	—	4.7	4.7
Comprehensive income	—	—	—	532.4	—	—	4.9	537.3
Share-based compensation	—	—	16.2	—	—	—	—	16.2
Proceeds from secondary offering of common stock, net	3,795,000	—	666.9	—	—	—	—	666.9
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,625	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	65,937	(10.4)	—	(10.4)
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5
Comprehensive Income:
Net income	—	—	—	997.3	—	—	—	997.3
Change in fair value of cash flow swaps, net of reclassification adjustment and $25.1 million tax expense	—	—	—	—	—	—	78.1	78.1
Unrealized loss on changes in fair value of debt securities, net of $0.8 million tax benefit	—	—	—	—	—	—	(3.2)	(3.2)
Comprehensive income	—	—	—	997.3	—	—	74.9	1,072.2
Share-based compensation	—	—	20.6	—	—	—	—	20.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	122,342	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	1.4	—	1,635,030	(297.0)	—	(295.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	56,024	(9.2)	—	(9.2)
Retirement of common stock	(1,580,826)	—	(19.1)	(268.3)	(1,580,826)	287.4	—	—
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	602.5	—	—	—	602.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $5.1 million tax benefit	—	—	—	—	—	—	(17.5)	(17.5)
Unrealized gain on changes in fair value of debt securities, net of $1.1 million tax expense	—	—	—	—	—	—	4.1	4.1
Comprehensive income	—	—	—	602.5	—	—	(13.4)	589.1
Share-based compensation	—	—	23.5	—	—	—	—	23.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	128,563	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	—	—	1,316,167	(260.6)	—	(260.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	48,262	(11.4)	—	(11.4)
Retirement of common stock	(1,370,371)	—	(16.5)	(251.1)	(1,370,371)	267.7	—	—
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.0	$3,244.1
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2023	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$602.5	$997.3	$532.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	67.7	69.0	41.9
Share-based compensation	23.5	20.6	16.2
Deferred income taxes	39.7	148.5	31.2
Asset impairments	117.2	—	—
Unrealized (gain) loss on investments	(2.1)	14.1	(1.0)
Loaner vehicle amortization	34.8	14.7	20.9
Gain on divestitures, net	(13.5)	(207.1)	(8.0)
Change in right-of-use asset	26.8	25.3	22.3
Other adjustments, net	(1.9)	4.6	(0.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(58.9)	(17.0)	48.5
Accounts receivable	(54.6)	47.6	35.3
Inventories	(144.5)	6.9	670.5
Other current assets	(564.6)	(353.7)	(227.1)
Floor plan notes payable—trade, net	144.1	13.8	(27.6)
Deferred revenue	22.8	42.9	3.6
Accounts payable and accrued liabilities	119.5	(69.8)	39.2
Operating lease liabilities	(26.7)	(25.4)	(20.6)
Other long-term assets and liabilities, net	(18.8)	(36.3)	(13.2)
Net cash provided by operating activities	313.0	696.0	1,163.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(142.3)	(94.6)	(74.2)
Capital expenditures—real estate	—	(13.3)	(7.8)
Purchases of previously leased real estate	—	—	(217.1)
Acquisitions, net of cash acquired	(1,500.0)	(5.0)	(3,660.4)
Proceeds from dealership divestitures	30.7	701.2	21.3
Purchases of debt securities—available-for-sale	(195.2)	(202.2)	(1.1)
Purchases of equity securities	—	(41.4)	(0.4)
Proceeds from the sale of debt securities—available-for-sale	60.3	69.7	0.8
Proceeds from the sale of equity securities	51.8	50.3	0.4
Proceeds from the sale of assets	16.3	—	21.5
Net cash (used in) provided by investing activities	(1,678.4)	464.7	(3,917.0)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	8,385.8	7,406.5	5,042.8
Floor plan borrowings—acquisitions	256.1	—	214.5
Floor plan repayments—non-trade	(7,059.8)	(7,891.6)	(5,357.5)
Floor plan repayments—divestitures	—	(48.4)	(0.8)
Proceeds from borrowings	—	—	2,274.0
Repayments of borrowings	(126.0)	(106.2)	(41.5)
Proceeds from revolving credit facility	329.0	330.0	439.0
Repayments of revolving credit facility	(329.0)	(499.0)	(270.0)
Proceeds from issuance of common stock	—	1.4	666.9

	For the Year Ended December 31,
	2023	2022	2021
Payment of debt issuance costs	(1.2)	(0.4)	(26.2)
Purchase of treasury stock	(267.7)	(287.4)	—
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(11.4)	(9.2)	(10.4)
Net cash provided by (used in) financing activities	1,175.8	(1,104.3)	2,930.8
Net (decrease) increase in cash and cash equivalents	(189.6)	56.4	177.5
CASH AND CASH EQUIVALENTS, beginning of period	235.3	178.9	1.4
CASH AND CASH EQUIVALENTS, end of period	$45.7	$235.3	$178.9

See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2023, 2022, and 2021)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is one of the largest automotive retailers in the United States. Our store operations are conducted by our subsidiaries.
As of December 31, 2023, we owned and operated 208 new vehicle franchises (158 vehicle dealership locations), representing 31 brands of automobiles, and 37 collision centers in 16 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and Total Care Auto, Powered by Landcar ("TCA"). The Company manages its operations in two reportable segments: Dealerships and TCA.
On December 11, 2023, the Company completed the acquisition of substantially all of the assets, including all real property and businesses of the Jim Koons Dealerships ("Koons") pursuant to a Purchase and Sale Agreement with various entities that comprise the Jim Koons automotive dealerships group (the "Koons acquisition") for an aggregate purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $103.8 million of assets held for sale related to Koons Lexus of Wilmington.The acquisition was funded with borrowings under Asbury’s existing credit facility and cash on hand. The Koons acquisition comprised 20 new vehicle dealerships and six collision centers. See Note 3 "Acquisitions and Divestitures" for details of the Koons acquisition.
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

Restricted Cash and Securities
TCA places securities on statutory deposit with certain state agencies to retain the right to do business in those states. Securities held on deposit with various state regulatory authorities had a fair value of $3.5 million at December 31, 2023. These securities are reflected in investments in our consolidated balance sheets.
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
We review property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When we test our long-lived assets for impairment, we first compare the carrying amount of the underlying assets to their net recoverable value by reviewing the undiscounted cash flows expected from the use and eventual disposition of the underlying assets. If the carrying amount of the underlying assets is less than their net recoverable value, then we calculate an impairment equal to the excess of the carrying amount over the fair market value, and the impairment loss would be charged to operations in the period identified. During the year ended December 31, 2023, we recorded a $1.1 million impairment charge included in selling, general and administrative expenses related to construction in progress. We did not record an impairment charge related to our property and equipment in 2022 and 2021.
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
Our identifiable intangible assets, other than goodwill, are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level, and the value of business acquired ("VOBA") which is recorded at the TCA segment level. We recorded VOBA of $5.6 million in connection with the acquisition of TCA. VOBA reflects the estimated fair value of the expected future profits in unearned premium for in-force service contracts acquired in the LHM acquisition. VOBA is reflected in other long-term assets within the consolidated balance sheets and is amortized over 5 years, which represents the approximate term of the underlying contracts.
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
Self-insurance Programs
We are self-insured for most of our employee medical claims and maintain stop-loss insurance for large-dollar individual claims. We have high deductible insurance programs for workers compensation, property and general liability claims. We maintain and review our claim and loss history to assist in assessing our expected future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims.
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
Vehicle repair and maintenance services
The Company provides vehicle repair and maintenance services to its customers pursuant to the terms and conditions included within the customer contract ("repair order"). Payment for services are typically received upon completion of the services or within 30 days following the completion of the services. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. As such, the Company recognizes revenue over time as the Company satisfies its performance obligation. Additionally, the Company has determined that parts and labor are not individually distinct in the context of a repair order and therefore treated as a single performance obligation. Certain of these services are provided by the Dealerships segment to TCA customers in connection with claims related to TCA's vehicle protection products. Revenues recorded by the Dealerships segment and the associated claims expense recorded by the TCA segment are eliminated upon consolidation.
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

Within our TCA segment, all revenue, other than investment and interest income, is the result of contracts with customers. Each contract is considered to have a single performance obligation which extends over the life of the contract. Revenue is recognized ratably over the contract term based on earnings factors that align with the performance obligation. We capitalize costs to obtain customer contracts, employee sales commissions, and amortize those costs over the estimated life of the contract. Amortization of costs to obtain customer contracts is included in selling, general and administrative expenses. The portion of commissions that are paid to affiliated dealerships are eliminated upon consolidation. Unearned premium reserves are established to cover the unexpired portion of premiums written.
Deferred Revenue
We earn and recognize premium revenue related to the TCA segment over the period of the related service contract. Accordingly, we record deferred revenue as we ratably recognize revenue over the service contract period.
Unpaid Losses and Loss Adjustment Expense Reserve
Losses and loss adjustment expense reserves represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred through December 31, 2023. The Company does not discount liabilities for unpaid losses or unpaid loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuation and statistical analysis. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income from operations.
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
Intersegment Elimination
TCA's vehicle protection products are sold through affiliated dealerships and the revenue from the related commissions are included in finance and insurance, net revenues in the Dealerships segment before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. Revenues recorded by the Dealerships segment and the associated claims expense recorded by the TCA segment are eliminated upon consolidation. Intersegment revenues and profits from contracts and services are eliminated in consolidation. See Note 20 "Segment Information" for further details.
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
During the year ended December 31, 2023 and 2022, the Company repurchased 1,316,167 and 1,635,030 and retired 1,370,371 and 1,580,826 shares of our common stock under our share repurchase program, respectively. The Company did not repurchase any shares under the repurchase program or retire any treasury shares during 2021. On May 25, 2023, our Board of

Directors approved a new authorization to repurchase up to $250.0 million of the Company's common stock (the "New Share Repurchase Authorization"), which replaces our previous share repurchase authorization. As of December 31, 2023, the Company had $202.6 million remaining on its share repurchase authorization.
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
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense totaled $47.5 million, $50.1 million, and $30.7 million for the years ended December 31, 2023, 2022, and 2021, which was net of earned advertising credits of $36.5 million, $35.5 million, and $22.4 million, respectively, and is included in selling, general, and administrative expense in the accompanying consolidated statements of income.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as assets held for sale as of December 31, 2023 and 2022 in the accompanying consolidated balance sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any related mortgage notes payable or other liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
At the time of classifying assets as held for sale, we compare the carrying value of these assets to estimates of fair value to assess for impairment. We compare the carrying value to estimates of fair value utilizing the assistance of third-party broker opinions of value and third-party desktop appraisals to assist in our fair value estimates related to real estate properties.
Statements of Cash Flows
Borrowings and repayments of floor plan notes payable through our senior secured credit agreement with Bank of America, as administrative agent, and the other agents and lenders party thereto (as amended, the "2023 Senior Credit Facility") and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities in the accompanying consolidated statements of cash flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity in the accompanying consolidated statements of cash flows. Borrowings of floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2023 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturers from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2023 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles.
Loaner vehicles account for a significant portion of other current assets. We acquire loaner vehicles either with available cash or through borrowings from either our manufacturer affiliated lenders or through our 2023 Senior Credit Facility. Loaner vehicles are initially used by our service department for a short period of time (typically 6 to 12 months) before we seek to sell them. Therefore, we classify the acquisition of loaner vehicles in other current assets and the borrowings and repayments of loaner vehicle notes payable in accounts payable and accrued liabilities in the accompanying consolidated statements of cash flows. Loaner vehicles are depreciated over the service period to their estimated value. At the end of the loaner service period, loaner vehicles are transferred from other current assets to used vehicle inventory. These transfers are reflected as non-cash transfers between other current assets and inventory in the accompanying consolidated statements of cash flows.
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to a concentration of credit risk, consist principally of cash deposits and investments. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts maintained with these financial institutions are in excess of FDIC insurance limits. In addition, we limit our exposure through the kind, quality and concentration of these investments. As of December 31, 2023, the Company had total investments of $332.9 million.
We have substantial debt service obligations. As of December 31, 2023, we had total debt of $3.23 billion, which excludes floor plan notes payable, debt issuance costs, and the debt premium on the 4.5% Senior Notes (the "4.5% Notes") and 4.75% Senior Notes (the "4.75% Notes") due 2028 and 2030, respectively. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the fourth amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2023 Senior Credit Facility"), the indentures governing our 4.5% Notes, 4.625% Notes, 4.75% Notes and 5.0% Notes (the "Indentures"), and our other debt instruments. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We are subject to operating and financial restrictions and covenants in certain of our leases and in our debt instruments, including the 2023 Senior Credit Facility, the Indentures, and the credit agreements covering our mortgage obligations. These agreements contain restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, and to make certain payments (including dividends and repurchases of our shares and investments). These agreements may also require us to maintain compliance with certain financial and other ratios. Our failure to comply with any of these covenants in the future would constitute a default under the relevant agreement, which would, depending on the relevant agreement, (i) entitle the creditors under such agreement to terminate our ability to borrow under the relevant agreement and accelerate our obligations to repay outstanding borrowings; (ii) require us to apply our available cash to repay these borrowings; (iii) entitle the creditors under such agreement to foreclose on the property securing the relevant indebtedness; and/or (iv) prevent us from making debt service payments on certain of our other indebtedness, any of which would have a material adverse effect on our business, financial condition or results of operations. In many cases, a default under one of our debt or mortgage agreements could trigger cross-default provisions in one or more of our other debt or mortgages.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2023, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	27%
Stellantis N.V. (Chrysler, Dodge, Jeep, Ram and Fiat)	12%
American Honda Motor Co., Inc. (Honda and Acura)	12%
Ford Motor Company (Ford and Lincoln)	11%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	9%
General Motors Company (Chevrolet, Buick and GMC)	6%
Hyundai Motor North America (Hyundai and Genesis)	5%
No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2023.

Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued final guidance in ASU 2023-09, Improvements to Income Tax Disclosures, in December 2023 which primarily expands the disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 and should be applied prospectively with the option of retrospective application. We are evaluating the impact of this new guidance on our consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which enhances the disclosures primarily around segment expenses. In addition, the amendments expand the scope of quarterly financial reporting by requiring disclosure of both existing annual segment reporting disclosures and the expanded disclosures outlined in ASU 2023-07. The guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We are evaluating the impact of this new guidance on our consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs. This standard serves to improve transparency about supplier finance programs. The ASU requires certain disclosures around key terms of outstanding supply chain finance programs and changes in obligations during a reporting period related to vendors participating in these programs. The new disclosure requirements do not affect the recognition, measurement or financial statement presentation of any amounts due. The guidance is effective for fiscal years beginning after December 15, 2022, except for rollforward information, which is effective in the first quarter of 2024. Early adoption is permitted. The adoption of this new guidance on January 1, 2023 did not have a material impact on our condensed consolidated financial statements. See Notes11 "Floor Plan Notes Payable-Trade" and Note 12 "Floor Plan Notes Payable-Non-Trade."
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. The guidance in these standards apply to contract accounting, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and provides optional expedients and exceptions for a limited time to ease the potential burden in accounting for reference rate reform. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. LIBOR benchmarking was utilized in our debt (including mortgages), revolving credit facilities, floorplan facilities, and interest rate swaps.
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

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the year ended December 31,
	2023	2022	2021
	(In millions)
Revenue:
New vehicle	$7,630.7	$7,365.6	$4,934.1
Used vehicle retail	4,017.5	4,828.8	3,055.9
Used vehicle wholesale	396.7	368.3	259.7
New and used vehicle	12,045.0	12,562.6	8,249.7
Sale of vehicle parts and accessories	496.3	510.2	212.0
Vehicle repair and maintenance services	1,585.3	1,564.1	970.9
Parts and services	2,081.5	2,074.2	1,182.9
Finance and insurance, net	676.2	797.0	405.1
Total revenue	$14,802.7	$15,433.8	$9,837.7
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets, December 31, 2021	$12.3	$13.5	$1.4	$27.2
Transferred to receivables from contract assets recognized at the beginning of the period	(12.3)	(13.5)	—	(25.8)
Amortization of costs incurred to obtain a contract with a customer	—	—	(4.6)	(4.6)
Costs incurred to obtain a contract with a customer	—	—	40.3	40.3
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	14.7	14.7	—	29.4
Contract Assets, December 31, 2022	$14.7	$14.7	$37.2	$66.6
Transferred to receivables from contract assets recognized at the beginning of the period	(14.7)	(14.7)	—	(29.4)
Amortization of costs incurred to obtain a contract with a customer	—	—	(12.2)	(12.2)
Costs incurred to obtain a contract with a customer	—	—	43.3	43.3
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	20.5	13.8	—	34.3
Contract Assets, December 31, 2023	$20.5	$13.8	$68.4	$102.7

Contract Assets (current), December 31, 2023	$20.5	$13.8	$19.5	$53.8
Contract Assets (long-term), December 31, 2023	$—	$—	$48.9	$48.9

Contract Liabilities
The consolidated balance sheet reflects $736.7 million and $713.9 million in deferred revenue as of December 31, 2023 and 2022, respectively. Approximately $227.9 million of deferred revenue at December 31, 2022 was recorded in finance and insurance, net revenue in the consolidated statement of income for the year ended December 31, 2023.
3. ACQUISITIONS AND DIVESTITURES
Koons Acquisition
On December 11, 2023, we completed the acquisition of the Jim Koons Dealerships. The results of the Jim Koons Dealerships have been included in our consolidated financial statements since that date. The Koons acquisition diversifies Asbury's geographic mix, with expansion in the greater Washington-Baltimore region of the United States.
As a result of the Koons acquisition, we acquired 20 new vehicle dealerships, six collision centers and the real property related thereto, for a total purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $103.8 million of assets held for sale related to Koons Lexus of Wilmington. The preliminary purchase price was paid in cash.
The sources of the preliminary purchase consideration are as follows:

(In millions)
Cash	$936.8
New vehicle floor plan facility	256.1
Used vehicle floor plan facility	307.1
Preliminary purchase price	$1,500.0
Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$311.6
Other current assets	10.3
Assets held for sale	103.8
Total current assets	425.7
Property and equipment, net	420.0
Goodwill	231.7
Intangible franchise rights	429.0
Operating lease right-of-use assets	11.2
Total assets acquired	$1,517.6
Liabilities
Operating lease liabilities	$11.2
Other liabilities	6.4
Total liabilities assumed	17.6
Net assets acquired	$1,500.0
The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Koons. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to the following significant items: (i) finalizing the review and valuation of inventory, land, land improvements, buildings and non-real property and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, and (ii) finalizing the review and valuation of manufacturer franchise rights (including key assumptions, inputs and estimates). As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. Additionally, the total consideration transferred is subject to certain post-close adjustments. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period.
Approximately $429.0 million of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $231.7 million was recognized and is primarily attributable to the anticipated synergies that Asbury expects to derive from the Koons acquisition as well as the acquired assembled workforce of the Koons dealerships.
The Company recorded $4.1 million of acquisition related costs during the year ended December 31, 2023. These costs are included in selling, general, and administrative in the consolidated statements of income.
The Company's consolidated statements of income included revenue and net income attributable to the Jim Koons Dealerships from December 11, 2023 through December 31, 2023 of $168.2 million and $7.0 million, respectively.
The following represents the unaudited pro forma information as if the Koons acquisition had been included in the consolidated results of the Company since January 1, 2022:

	For the Year Ended December 31,
	2023	2022
	(In millions)
	(Unaudited)
Pro forma revenue	$17,540.4	$18,516.1
Pro forma net income	$660.8	$1,092.9
The above pro forma financial information adjusts the revenue and net income related to the Koons acquisition primarily for (1) depreciation and interest expense assuming that the fair value adjustments and indebtedness incurred in connection with the Koons acquisition had occurred on January 1, 2022 and (2) the exclusion of Koons Lexus of Wilmington, which is classified as assets held for sale as of December 31, 2023. The pro forma net income for the year ended December 31, 2023 includes $117.2 million of asset impairments recorded by the Company during the fourth quarter of 2023.
LHM Acquisition
On December 17, 2021, we completed the acquisition of the equity interests of, and the real property related to the businesses of the Larry H. Miller Dealerships and TCA (the "LHM acquisition"). The results of the LHM Dealerships and TCA business have been included in the consolidated financial statements since that date. The acquisition diversified Asbury's geographic mix, with entry into six Western states; Arizona, Utah, New Mexico, Idaho, California and Washington, and added to the Company’s growing Colorado presence.
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

Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on final estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Cash and cash equivalents	$287.4
Investments	133.5
Contracts-in-transit, net	99.5
Accounts receivable, net	110.0
Inventories, net	282.1
Other current assets	25.0
Total current assets	937.5
Property and equipment, net	805.6
Goodwill	1,205.3
Intangible franchise rights	1,309.7
Operating lease right-of-use assets	34.1
Deferred income taxes	139.7
Other long-term assets	5.6
Total assets acquired	$4,437.6
Liabilities
Accounts payable and accrued liabilities	$229.5
Operating lease liabilities	34.1
Deferred revenue	667.6
Other long-term liabilities	25.2
Total liabilities assumed	956.4
Net assets acquired	$3,481.2
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
Other Acquisitions and Divestitures
During the year ended December 31, 2022, we did not complete any dealership acquisitions.
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
Goodwill and manufacturer franchise rights associated with our Dealerships segment acquisitions is deductible for federal and state income tax purposes ratably over a 15-year period.
Below is the allocation of the purchase price for the acquisitions (other than the LHM acquisition) for the year ended December 31, 2021. The estimated fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management.

As of December 31,
2021
(In millions)
Inventory	$37.5
Real estate	99.9
Property and equipment	4.2
Goodwill	110.5
Manufacturer franchise rights	228.2
Loaner vehicles	8.9
Other	(3.5)
Total purchase price	$485.7

During the year ended December 31, 2023, we sold one franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million.
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
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Vehicle receivables	$72.5	$50.4
Manufacturer receivables	68.0	43.3
Other receivables	88.1	80.5
Total accounts receivable	228.6	174.1
Less—Allowance for credit losses	(2.6)	(2.2)
Accounts receivable, net	$226.1	$171.9
5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
New vehicles	$1,252.5	$527.7
Used vehicles	373.1	304.4
Parts and accessories	142.7	127.2
Total inventories, net (a)	$1,768.3	$959.2
____________________________
(a) Inventories, net as of December 31, 2023 and December 31, 2022, excluded $84.5 million and $3.4 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $8.8 million and $10.7 million, respectively as of December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022, certain automobile manufacturer incentives reduced new vehicle inventory cost by $8.3 million and $2.7 million, respectively, and reduced new vehicle cost of sales for the year ended December 31, 2023, 2022, and 2021 by $94.1 million, $91.5 million, and $60.4 million, respectively.
6. ASSETS HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals,(ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2023	2022
	(In millions)
Assets:
Inventory	$84.5	$3.4
Loaners, net	4.5	0.9
Property and equipment, net	136.6	24.0
Operating lease right-of-use assets	2.1	—
Goodwill	26.1	0.9
Franchise rights	88.5	—
Total assets held for sale	342.2	29.1
Liabilities:
Floor plan notes payable—non-trade	—	2.8
Loaners/ Notes payable	—	0.8
Current maturities of long-term debt	—	0.6
Current maturities of operating leases	0.2	—
Long-term debt	—	6.2
Operating lease liabilities	1.9	—
Total liabilities associated with assets held for sale	2.1	10.5
Net assets held for sale	$340.1	$18.7
As of December 31, 2023, assets held for sale consisted of 11 franchise (11 dealership locations) in addition to one real estate property not currently used in our operations.
As of December 31, 2022, assets held for sale consisted of one franchise (one dealership location) in addition to one real estate property not currently used in our operations.
During the year ended December 31, 2023, the Company sold one franchise (one dealership location) for a pre-tax gain totaling $13.5 million.
During the year ended December 31, 2022, the Company sold 18 franchises (16 dealership locations) and three collision centers for a pre-tax gain totaling $207.1 million.
7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Loaner vehicles	$262.6	$178.2
Contract assets (see Note 2)	53.8	40.5
Prepaid expenses	41.4	43.0
Prepaid taxes	18.4	5.8
Notes receivable	5.2	12.9
Deposits	4.5	4.1
Other	3.1	3.6
Other current assets	$388.9	$288.1

8. INVESTMENTS
TCA has an investment portfolio funded primarily by product premiums. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale, equity securities, and other investments measured at net asset value are as follows:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$6.3	$—	$(0.1)	$6.2
U.S Treasury	13.6	0.1	(0.1)	13.5
Municipal	30.1	0.2	(0.2)	30.1
Corporate	131.5	1.6	(0.9)	132.2
Mortgage and other asset-backed securities	150.1	1.6	(0.9)	150.9
Total debt securities	331.6	3.5	(2.2)	332.9
Total investments	$331.6	$3.5	$(2.2)	$332.9

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$5.4	$—	$—	$5.4
U.S Treasury	11.8	—	(0.2)	11.6
Municipal	22.8	—	(0.4)	22.4
Corporate	81.8	0.2	(2.3)	79.7
Mortgage and other asset-backed securities	73.8	0.3	(1.4)	72.7
Total debt securities	195.5	0.5	(4.4)	191.7
Common stock	48.7	—	—	48.7
Total investments	$244.2	$0.5	$(4.4)	$240.4
There were no equity securities held as of December 31, 2023.
As of December 31, 2023 and 2022, the Company had $2.5 million and $1.3 million of accrued interest receivable, which was included in other current assets on the consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.

A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of December 31, 2023
	Amortized Costs	Fair Value
	(In millions)
Due in 1 year or less	$6.3	$6.2
Due in 1-5 years	116.9	116.9
Due in 5-10 years	52.9	53.4
Due after 10 years	5.4	5.5
Total by maturity	181.5	182.0
Mortgage and other asset-backed securities	150.1	150.9
Total investment securities	$331.6	$332.9
During the year ended December 31, 2023, we recorded $0.5 million gross gains and $1.5 million gross losses realized related to the sales of available-for-sale debt securities carried at fair value. During the year ended December 31, 2023, we recorded $3.7 million gross gains and $0.9 million gross losses realized related to the sales of equity securities carried at fair value.
During the year ended December 31, 2022, we recorded $0.1 million gross gains and $2.0 million gross losses realized related to the sales of available-for-sale debt securities carried at fair value. During the year ended December 31, 2022, we recorded $10.1 million gross gains and $3.6 million gross losses realized related to the sales of equity securities carried at fair value. There were no gross gains and losses realized related to the sales of available-for-sale debt and equity securities carried at fair value from the acquisition date of December 17, 2021 to December 31, 2021.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position of 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2023.

	As of December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$6.0	$(0.1)	$6.0	$(0.1)
U.S Treasury	3.4	(0.1)	5.0	(0.1)	8.5	(0.1)
Municipal	6.4	(0.1)	10.4	(0.1)	16.8	(0.2)
Corporate	11.4	(0.1)	48.0	(0.8)	59.4	(0.9)
Mortgage and other asset-backed securities	29.8	(0.4)	33.1	(0.5)	62.9	(0.9)
Total debt securities	$51.1	$(0.7)	$102.5	$(1.6)	$153.6	$(2.2)

	As of December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S Treasury	$9.2	$(0.2)	$—	$—	$9.2	$(0.2)
Municipal	19.0	(0.4)	—	—	19.0	(0.4)
Corporate	66.2	(0.1)	5.2	(0.3)	71.4	(0.4)
Mortgage and other asset-backed securities	51.4	(1.3)	1.5	(0.2)	52.9	(1.5)
Total debt securities	$145.7	$(2.0)	$6.8	$(0.5)	$152.6	$(2.5)
The credit loss model applicable to the available-for-sale debt securities, requires the recognition of credit losses through an allowance account, which are recognized once securities become impaired. The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors as described in Note 1. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the years ended December 31, 2023, 2022, and 2021.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Land	$868.3	$673.8
Buildings and leasehold improvements	1,465.2	1,318.8
Machinery and equipment	171.9	145.4
Furniture and fixtures	97.8	91.1
Company vehicles	16.5	14.0
Construction in progress	92.0	36.5
Gross property and equipment	2,711.7	2,279.5
Less—Accumulated depreciation	(396.1)	(338.5)
Property and equipment, net (a)	$2,315.7	$1,941.0
______________________________
(a) Property and equipment, net as of December 31, 2023 and 2022, excluded $136.6 million and $24.0 million, respectively classified as assets held for sale. In addition, property and equipment, net as of December 31, 2023 and 2022 included finance leases of $8.4 million and $8.1 million, respectively.
Depreciation expense was $67.7 million, $69.0 million, and $41.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
In connection with the Koons acquisition, we recorded goodwill of $231.7 million, and franchise rights of $429.0 million. Goodwill related to the Koons acquisition was allocated to the Dealerships segment.

The changes in goodwill and intangible franchise rights for the years ended December 31, 2023 and 2022 are as follows:

	Goodwill
	Dealerships	TCA	Total
	(In millions)
Balance as of December 31, 2021 (a)	$1,561.4	$710.3	$2,271.7
Reclassified from assets held for sale	118.5	—	118.5
Acquisitions - measurement period adjustments	(337.0)	(173.7)	(510.7)
Divestitures	(95.2)	—	(95.2)
Reclassified to assets held for sale	(0.9)	—	(0.9)
Balance as of December 31, 2022 (a)	$1,246.8	$536.6	$1,783.4
Reclassified from assets held for sale	0.9	—	0.9
Acquisitions	240.8	—	240.8
Divestitures	(0.9)	—	(0.9)
Impairments	(14.9)	—	(14.9)
Reclassified to assets held for sale	(0.3)	—	(0.3)
Balance as of December 31, 2023 (a)	$1,472.4	$536.6	$2,009.0
_____________________________
(a) Net of accumulated impairment losses of $537.7 million recorded prior to the year ended December 31, 2021.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2021	$1,335.7
Reclassified from assets held for sale	110.0
Acquisitions - measurement-period adjustments	517.7
Divestitures	(163.3)
Balance as of December 31, 2022	$1,800.1
Acquisitions	429.0
Impairments	(102.3)
Reclassified to assets held for sale	(31.0)
Balance as of December 31, 2023	$2,095.8
Based on the underperformance of certain stores, limited primarily to two brands, along with an increase in discount rates, we performed quantitative impairment tests of franchise rights for certain stores in our Dealerships segment as of October 1, 2023. The quantitative impairment tests for franchise rights included a comparison of the estimated fair value to the carrying value of each franchise right asset. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions related to the cash flows directly attributable to the franchise. These assumptions include year-over-year and terminal growth rates, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses. The results of the quantitative impairment testing identified that the carrying values of certain of our franchise rights intangible assets exceeded their fair value. As a result, we recognized a $73.1 million pre-tax non-cash impairment charge related to our franchise rights intangible assets during the year ended December 31, 2023. These asset impairment charges are reflected in asset impairments in our consolidated statements of income.
Additionally, in connection with a change in reporting units in our Dealerships segment, we performed quantitative impairment tests of goodwill for the affected reporting units as of October 1, 2023, both before and after the change in reporting units. The quantitative impairment tests of goodwill included a comparison of the estimated fair value to the carrying value of the reporting unit. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions. These assumptions include year-over-year and terminal growth rates, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.The results of our quantitative goodwill impairment tests related to certain reporting units indicated that the fair value of these reporting units exceeded their carrying values.

We also performed qualitative assessments on the remaining franchise rights and goodwill reporting units as of October 1, 2023. The results of our qualitative assessment on the remaining franchise rights indicated that the fair values of the franchise rights related to those dealerships more likely than not exceeded their carrying values. The results of our qualitative assessments of goodwill impairment related to the remaining reporting units indicated that the fair values of the reporting units more likely than not exceeded their carrying values.
In December 2023, certain dealerships met the held for sale criteria and the assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities associated with assets held for sale in our consolidated balance sheets. As a result, we evaluated the disposal groups to ensure their recording at the lower of their carrying value or fair value less costs to sell. The quantitative impairment tests of each disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less costs to sell. The Company determined the estimated fair value of each disposal group based on the estimated sales proceeds less cost to sell. As a result of this analysis, we recorded asset impairment charges of $44.1 million. These asset impairment charges are reflected in asset impairments in our consolidated statements of income. Since the resulting impairment charges and the decision to dispose of these dealerships represented a triggering event for goodwill, we performed quantitative impairment tests of goodwill for the affected reporting units in December 2023. The results of our quantitative goodwill impairment tests for the affected reporting units indicated that the fair value of these reporting units exceeded their carrying values.
We elected to perform a qualitative assessment for our October 1, 2022 goodwill and franchise rights impairment testing and determined that it was more likely than not that the fair value of our franchise rights and reporting units exceeded their carrying value.
In total, we recognized asset impairments of $117.2 million during the year ended December 31, 2023. We did not record an impairment charge for goodwill or franchise rights during the year ended December 31, 2022.
11. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as floor plan notes payable—trade on our consolidated balance sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Floor plan notes payable—trade	$245.6	$65.1
Floor plan notes payable offset account	(50.5)	(14.2)
Total floor plan notes payable—trade, net	$195.1	$51.0
We have a floor plan facility with Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period.
We have established a floor plan notes payable offset account with Ford Credit that allows us to transfer cash to the account as an offset to our outstanding floor plan notes payable—trade. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of using our floor plan offset account, we experienced a reduction in floor plan interest expense in our consolidated statements of income.The representations and covenants contained in the agreement governing our floor plan facility with Ford Credit are customary for financing transactions of this nature. Further, the agreement governing our floor plan facility with Ford Credit also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, the Company could be required to immediately repay all outstanding amounts under our floor plan facility with Ford Credit.

12. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as floor plan notes payable—non-trade on our consolidated balance sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Floor plan notes payable—new non-trade (a)	$1,328.1	$613.6
Floor plan notes payable—used non-trade	307.1	—
Floor plan notes payable offset account (b)	(44.7)	(613.6)
Total floor plan notes payable—non-trade, net	$1,590.6	$—
__________________________
(a) Floor plan notes payable—new non-trade as of December 31, 2022 excludes $2.8 million, classified as liabilities associated with assets held for sale.
(b) In addition to the $613.6 million shown above as of December 31, 2022, we held $164.0 million in the floor plan notes payable offset account of which $100.8 million was reflected within cash and cash equivalents and $63.2 million was shown as an offset to loaner vehicles notes payable which is included in accounts payable and accrued liabilities within the consolidated balance sheets.
2023 Senior Credit Facility
On October 20, 2023, the Company and certain of its subsidiaries entered into a fourth amended and restated credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2023 Senior Credit Facility"). The 2023 Senior Credit Facility amended and restated the Company’s pre-existing third amended and restated credit agreement, dated as of September 25, 2019, among the Company, certain of its subsidiaries, Bank of America, as administrative agent, and the other lenders party thereto.
The 2023 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:
•$500.0 million revolving credit facility (the “Revolving Credit Facility”);
•$1.93 billion new vehicle revolving floorplan facility (the “New Vehicle Floorplan Facility”); and
•$375.0 million used vehicle revolving floorplan facility (the “Used Vehicle Floorplan Facility”).
Proceeds from borrowings under the 2023 Senior Credit Facility will be used, among other things, (i) to finance the purchase of new and used vehicles by the Company and certain of its subsidiaries, (ii) for working capital needs of the Company and certain of its subsidiaries, and (iii) for other general corporate purposes of the Company and certain of its subsidiaries.
Subject to compliance with certain conditions, the 2023 Senior Credit Facility provides that we have the ability, at our option and subject to the receipt of additional commitments from existing or new lenders, to increase the size of the facilities by up to $750.0 million in the aggregate without lender consent.
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
In addition to the payment of interest on borrowings outstanding under the 2023 Senior Credit Facility, we are required to pay a quarterly commitment fee on total unused commitments thereunder. The fee for unused commitments under the Revolving Credit Facility is between 0.15% and 0.40% per year, based on the Company's total lease adjusted leverage ratio, and the fee for unused commitments under the New Vehicle Facility Floor Plan and the Used Vehicle Facility Floor Plan Facility is 0.15% per year.
The 2023 Senior Credit Facility matures, and all amounts outstanding thereunder will be due and payable, on October 20, 2028.
The representations and covenants contained in the 2023 Senior Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2023 Senior Credit Agreement. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
The 2023 Senior Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floorplan Facility could be, or result in, an event of default under the New Vehicle Floorplan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
See the "Representations and Covenants" section below under our "Long-Term Debt" footnote for a description of the representations, covenants and events of default contained in the 2023 Senior Credit Facility.
2019 Senior Credit Facility
On October 29, 2021, we entered into a third amendment to the third amended and restated credit agreement dated September 25, 2019 with Bank of America, as administrative agent, and the other lenders party thereto (the "2019 Senior Credit Facility").
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
On June 3, 2022, $389.0 million of our availability under the Revolving Credit Facility was re-designated to the New Vehicle Floor Plan Facility to take advantage of lower commitment fee rates. On March 31, 2023, we designated this $389.0 million back to the Revolving Credit Facility.
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America was $127.2 million as of December 31, 2023 and $10.8 million, net of offsets of $63.2 million as of December 31, 2022. Loaner vehicles notes payable related to OEMs as of December 31, 2023 and 2022 were $111.9 million and $83.7 million, respectively.

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Accounts payable	$155.6	$147.4
Loaner vehicles notes payable (a)	239.1	94.5
Taxes payable	74.9	91.8
Accrued compensation	56.8	89.0
Accrued interest	46.6	33.0
Customer deposits	30.2	23.5
Accrued insurance	28.4	39.2
Accrued finance and insurance chargebacks	24.7	29.1
Accrued licenses and regulatory fees	16.7	9.9
Unearned premium	14.1	13.6
Customer we owe liabilities	7.3	7.0
Accrued advertising	6.9	4.3
Acquisition related liabilities	6.4	21.3
Other	40.3	41.5
Accounts payable and accrued liabilities	$748.1	$645.0
____________________________
(a) Loaner vehicles notes payable as of December 31, 2022 excludes $0.8 million classified as liabilities associated with assets held for sale, respectively. The December 31, 2022 balance also reflects a $63.2 million floor plan offset.

14. DEBT
Long-term debt consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates (the weighted average interest rates were 5.9% and 5.4% for the year ended December 31, 2023 and 2022, respectively) (a)	31.9	38.3
2021 Real Estate Facility	614.4	660.6
2021 BofA Real Estate Facility	165.9	173.3
2018 Bank of America Facility (b)	50.3	54.5
2018 Wells Fargo Master Loan Facility	72.0	76.9
2013 BofA Real Estate Facility	—	24.9
2015 Wells Fargo Master Loan Facility	37.2	42.3
2023 Syndicated Revolving Credit Facility	—	—
Finance lease liability	8.4	8.4
Total debt outstanding	3,230.1	3,329.2
Add—unamortized premium on 4.50% Senior Notes due 2028	0.6	0.8
Add—unamortized premium on 4.75% Senior Notes due 2030	1.3	1.6
Less—debt issuance costs	(25.9)	(30.4)
Long-term debt, including current portion	3,206.2	3,301.2
Less—current portion, net of debt issuance costs	(84.9)	(84.5)
Long-term debt	$3,121.2	$3,216.8
____________________________
(a) Mortgage notes payable as of December 31, 2022 excludes $2.7 million classified as liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Bank of America Facility as of December 31, 2022 exclude $4.1 million classified as liabilities associated with assets held for sale.
The aggregate maturities of long-term debt as of December 31, 2023 are as follows (in millions):

2024	$85.7
2025	134.1
2026	553.0
2027	12.4
2028	464.6
Thereafter	1,980.2
Total maturities of long-term debt	$3,230.1
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
Senior Notes issued in 2020
In connection with the proposed acquisition of the Park Place dealerships announced in December 2019 ("2019 Acquisition"), on February 19, 2020, the Company completed its offering of senior unsecured notes (the "February 2020 Offering"), consisting of $525.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the "Existing 2028 Notes") and together with the Additional 2028 Notes ((as defined below), the "2028 Notes") and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the "Existing 2030 Notes" and, together with the Existing 2028 Notes, the "Existing Notes") and together with the Additional 2030 Notes ((as defined below), the "2030 Notes"). The Company paid lender fees of $6.8 million in conjunction with the February 2020 Offering and incurred additional debt issuance costs of $3.1 million.
As a result of the termination of the 2019 Acquisition, the Company delivered a notice of special mandatory redemption to holders of its Existing 2028 Notes and Existing 2030 Notes pursuant to which it would redeem on a pro rata basis (1) $245.0 million of the Existing 2028 Notes and (2) $280.0 million of the 2030 Existing Notes, in each case, at 100% of the respective principal amount plus accrued and unpaid interest to but excluding, the special mandatory redemption date. On March 30, 2020, the Company completed the redemption.
In September 2020, following the consummation of the Park Place acquisition, the Company completed an issuance of $250.0 million aggregate principal amount of additional senior unsecured notes (the "September 2020 Offering") consisting of $125.0 million aggregate principal amount of additional 4.50% Senior Notes due 2028 (the "Additional 2028 Notes") at a price of 101.00% of par, plus accrued interest from September 1, 2020, and $125.0 million aggregate principal amount of additional 4.75% Senior Notes due 2030 (the "Additional 2030 Notes" and together with the Additional 2028 Notes, the "Additional Notes") at a price of 101.75% of par, plus accrued interest from September 1, 2020. After deducting the initial purchasers' discounts of $2.8 million, we received net proceeds of approximately $250.6 million from the September 2020 Offering. The $3.5 million premium paid by the initial purchasers of the Additional Notes was recorded as a component of long-term debt on our consolidated balance sheet and is being amortized as a reduction of interest expense over the remaining term of the Additional Notes. The proceeds of the September 2020 Offering were used to redeem certain seller notes issued in connection with the Park Place acquisition and repay approximately $50.0 million in aggregate principal amount outstanding under our Revolving Credit Facility.
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
Mortgage Financings
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). As of December 31, 2023 and 2022, we had total mortgage notes payable outstanding of $31.9 million and $38.3 million, respectively, that are collateralized by the associated real estate, which excludes amounts classified as liabilities associated with assets held for sale. The total mortgage notes payable is due to be repaid in 2024.
2021 Real Estate Facility
On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provides for term loans in an aggregate amount equal to $689.7 million (the "2021 Real Estate Facility"). The Company used the proceeds from these borrowings to finance the purchase of the real property in connection with the LHM acquisition as well as other acquisitions and unencumbered real property.
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
As of December 31, 2023 and 2022, we had $614.4 million and $660.6 million, respectively, in term loans outstanding under the 2021 Real Estate Facility.
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
We are required to make 39 consecutive quarterly principal payments of 1.00% of the initial amount of each loan, with a balloon repayment of the outstanding principal amount of loans due on the maturity date. The 2021 BofA Real Estate Facility matures ten years from the initial funding date. Borrowings under the 2021 BofA Real Estate Facility are guaranteed by us and each of our operating dealership subsidiaries that leased the real estate now financed under the 2021 BofA Real Estate Facility, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.
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
As of December 31, 2023 and 2022, we had $165.9 million and $173.3 million, respectively, in term loans outstanding under the 2021 BofA Real Estate Facility.
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
As of December 31, 2023 and 2022, we had $50.3 million and $54.5 million, respectively, in term loans outstanding under the 2018 BofA Real Estate Facility, which excludes amounts classified as liabilities associated with assets held for sale.
2018 Wells Fargo Master Loan Facility
On June 1, 2022, certain of our subsidiaries entered into the second amendment to the master loan agreement that revised interest payable from a LIBOR reference rate to SOFR plus 0.10%, plus an applicable margin based on a pricing grid ranging from 1.50% to 1.85% per annum based on our consolidated total lease adjusted leverage ratio.
On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement" and, together with the 2013 BofA Real Estate Credit Agreement, the 2015 Wells Fargo Master Loan Agreement and the 2018 BofA Real Estate Agreement, the "Existing Real Estate Credit Agreements") with Wells Fargo Bank, National Association, as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "Wells Fargo Master Loan Facility"), subject to customary terms and conditions (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. We are required to make quarterly principal payments with respect to the initial amount of each loan in 108 equal monthly principal payments based on a hypothetical nineteen-year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on December 1, 2028. Borrowings under the 2018 Wells Fargo Master Loan Facility can be voluntarily prepaid in whole or in part any time without premium or penalty. Borrowings under the 2018 Wells Fargo Master Loan Facility are guaranteed by us pursuant to an unconditional guaranty, and all of the real property financed by any of our operating dealership subsidiaries under the 2018 Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions.
As of December 31, 2023 and 2022, we had $72.0 million and $76.9 million, respectively, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility.

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
As of December 31, 2023 and 2022, we had $37.2 million and $42.3 million, respectively, outstanding under the 2015 Wells Fargo Master Loan Facility.
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

Summary of Mortgages
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and year of maturity as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages (a)	$31.9	$86.3	2024	$38.3	$98.0	2023-2024
2021 Real Estate Facility	614.4	852.4	2026	660.6	864.6	2026
2021 BofA Real Estate Facility	165.9	198.4	2031	173.3	197.3	2031
2018 BofA Real Estate Facility (b)	50.3	72.7	2025	54.5	78.7	2025
2018 Wells Fargo Master Loan Facility	72.0	103.6	2028	76.9	105.0	2028
2013 BofA Real Estate Facility	—	—	N/A	24.9	61.7	2023
2015 Wells Fargo Master Loan Facility	37.2	83.1	2025	42.3	84.2	2025
Total mortgage debt	$971.7	$1,396.5		$1,070.8	$1,489.5
___________________________
(a) Amounts reflected for the mortgage notes payable as of December 31, 2022, exclude $2.7 million classified as liabilities associated with assets held for sale.
(b) Amounts reflected for the 2018 Bank of America Facility as of December 31, 2022, exclude $4.1 million classified as liabilities associated with assets held for sale.
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2023 Senior Credit Facility includes a $500.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations and is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2023, we had $14.0 million in outstanding letters of credit, nothing drawn on our Revolving Credit Facility and $332.1 million of borrowing availability As of December 31, 2022, we had $12.7 million in outstanding letters of credit, nothing drawn on our Revolving Credit Facility and $48.3 million of borrowing availability, with an additional $389.0 million available to convert from our new vehicle floorplan facility. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
Stock Repurchase and Dividend Restrictions
The 2023 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage Ratio (as defined in the 2023 Senior Credit Facility and the Indentures) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. Subject to our continued compliance with a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to a base level plus the cumulative amount of (i) 50% of our net income (as defined in the 2023 Senior Credit Facility) plus (ii) 100% of any cash proceeds we receive from the sale of equity interests minus (iii) the dollar amount of share purchases made and dividends paid during the defined measurement periods, subject to certain exceptions. In the event that our Consolidated Total Leverage Ratio does (or would) exceed 3.0 to 1.0, the 2023 Senior Credit Facility and the Indentures would then also allow for restricted payments under mutually exclusive parameters, subject to certain exclusions. The Company may otherwise make restricted payments only up to the aforementioned cumulative capacity. Our restricted payment capacity balance as of December 31, 2023 and 2022 was $1.18 billion and $1.11 billion, respectively.

Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2023. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the agreement governing the 2023 Senior Credit Facility are customary for financing transactions of this nature including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the agreement governing the 2023 Senior Credit Facility. In addition, certain other covenants could restrict the Company's ability to incur additional debt, pay dividends or acquire or dispose of assets.
The agreement governing the 2023 Senior Credit Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. In certain instances, an event of default under either the Revolving Credit Facility or the Used Vehicle Floor Plan Facility could be, or result in, an event of default under the New Vehicle Floor Plan Facility, and vice versa. Upon the occurrence of an event of default, the Company could be required to immediately repay all amounts outstanding under the applicable facility.
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
Level 2-Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Assets and liabilities utilizing Level 2 inputs include interest rate swap instruments, exchange-traded debt securities that are not actively traded or do not have a high trading volume, and certain real estate properties on a non-recurring basis.
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
Financial instruments consist primarily of cash and cash equivalents, investments, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable, and interest rate swap instruments. The carrying values of our financial instruments, with the exception of subordinated long-term debt, approximate fair value primarily due to (i) their short-term nature, (ii) recently completed market transactions, or (iii) existence of variable interest rates, which approximate market rates. The fair value of our subordinated long-term debt is based on reported market prices in an inactive market that reflects Level 2 inputs.

A summary of the carrying values and fair values of our Notes is as follows:

	As of December 31,
	2023	2022
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$402.8	$409.5
4.625% Senior Notes due 2029	790.4	789.1
4.75% Senior Notes due 2030	442.2	441.7
5.00% Senior Notes due 2032	592.3	591.5
Total carrying value	$2,227.7	$2,231.8

Fair Value:
4.50% Senior Notes due 2028	$384.8	$354.4
4.625% Senior Notes due 2029	744.0	672.0
4.75% Senior Notes due 2030	410.3	372.7
5.00% Senior Notes due 2032	546.0	492.0
Total fair value	$2,085.1	$1,891.1

Interest Rate Swap Agreements
We currently have six interest rate swap agreements. In January 2022, we entered into two new interest rate swap agreements with a combined notional principal amount of $550.0 million. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform. The following table provides information on the attributes of each swap as of December 31, 2023:

Inception Date	Notional Value at Inception	Notional Value as of December 31, 2023	Notional Value at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$273.8	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$165.9	$110.6	May 2031
July 2020	$93.5	$76.2	$50.6	December 2028
July 2020	$85.5	$68.0	$57.3	November 2025
June 2015	$100.0	$58.8	$53.1	February 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value of our swaps for the years ended December 31, 2023 and 2022, reflect a net asset of $79.8 million and $102.4 million, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the consolidated balance sheets:

	As of December 31,
	2023	2022
	(In millions)
Other current assets	$27.5	$29.6
Other long-term assets	52.3	72.8
Total fair value	$79.8	$102.4
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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2023	$12.1	Other interest expense, net	$(34.7)
2022	$100.8	Other interest expense, net	$(2.4)
2021	$11.0	Other interest expense, net	$4.7

 On the basis of yield curve conditions as of December 31, 2023 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive loss into earnings within the next 12 months will be gains of $27.5 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$4.8	$—	$—	$4.8
Short-term investments	2.0	4.2	—	6.2
U.S Treasury	13.5	—	—	13.5
Municipal	—	30.1	—	30.1
Corporate	—	132.2	—	132.2
Mortgage and other asset backed securities	—	150.9	—	150.9
Total debt securities	15.5	317.4	—	332.9
Total	$15.5	$317.4	$—	$332.9
Total Investments, at fair value				$332.9

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.6	$—	$—	$6.6
Short-term investments	0.6	4.8	—	5.4
U.S Treasury	11.6	—	—	11.6
Municipal	—	22.4	—	22.4
Corporate	—	79.7	—	79.7
Mortgage and other asset backed securities	—	72.6	—	72.6
Total debt securities	12.2	179.5	—	191.7
Common stock	48.7	—	—	48.7
Total	$60.9	$179.5	$—	$240.4
Total Investments, at fair value				$240.4
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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2023	$4.1	Revenue-Finance and Insurance, net	$(1.1)
2022	$(6.0)	Revenue-Finance and Insurance, net	$(1.9)
2021	$—	Revenue-Finance and Insurance, net	$—
16. INCOME TAXES
The components of income tax expense are as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In millions)
Current:
Federal	$128.9	$142.0	$113.9
State	30.1	30.8	20.8
Total current income tax expense	159.0	172.8	134.7
Deferred:
Federal	33.8	130.7	24.8
State	6.0	18.3	5.8
Total deferred income tax expense	39.8	149.0	30.6
Total income tax expense	$198.8	$321.8	$165.3

A reconciliation of the statutory federal rate to the effective tax rate is as follows (dollar amounts shown in millions):

	For the Year Ended December 31,
	2023	%	2022	%	2021	%
Income tax provision at the statutory rate	$168.3	21.0	$277.0	21.0	$146.5	21.0
State income tax expense, net of federal benefit	29.8	3.7	42.7	3.2	21.0	3.0
Non-deductible items	1.7	0.2	1.6	0.1	0.6	0.1
Other, net	(1.0)	(0.1)	0.5	0.1	(2.8)	(0.4)
Income tax expense	$198.8	24.8	$321.8	24.4	$165.3	23.7

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Deferred income tax assets:
Deferred revenue	$38.0	$35.7
F&I chargeback liabilities	12.1	13.2
Other accrued liabilities	2.9	6.6
Stock-based compensation	3.7	3.1
Operating lease right-of-use assets	61.5	59.1
Other, net	12.9	9.4
Total deferred income tax assets	$131.2	$127.1
Deferred income tax liabilities:
Intangible asset amortization	110.8	91.0
Depreciation	56.9	52.1
Operating lease liabilities	59.9	57.5
Investments, net	20.0	24.0
Deferred sales commissions	18.3	—
Other, net	1.6	3.2
Total deferred income tax liabilities	$267.6	$227.8
Net deferred income tax liabilities	$(136.4)	$(100.7)
There were no valuation allowances recorded against the deferred tax assets as of December 31, 2023 or 2022.
As of December 31, 2023, we had an income tax receivable of $11.5 million, included in Other current assets.
As of December 31, 2022, we had income tax payable of $21.5 million, included in accounts payable and accrued liabilities.
As of December 31, 2023, we had a state net operating loss ("NOL") carryforward of $63.8 million and a deferred tax asset of $2.2 million to reflect the benefit. This NOL will expire in 2042.
The statutes of limitation related to our consolidated Federal income tax returns are closed for all tax years up to and including 2019. The expiration of the statutes of limitation related to the various state income tax returns that we and our subsidiaries file varies by state. The 2018 through 2022 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

17. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Unearned premiums	$21.8	$23.1
Accrued finance and insurance chargebacks	24.3	24.9
Unclaimed property	5.3	5.1
Other	0.4	0.5
Other long-term liabilities	$51.7	$53.5
18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2023, 2022, and 2021, we made interest payments, including amounts capitalized, totaling $149.3 million, $147.2 million, and $92.2 million, respectively. Included in these interest payments are $4.0 million, $8.4 million, and $8.7 million, of floor plan interest payments for the years ended December 31, 2023, 2022, and 2021, respectively.
During the years ended December 31, 2023, 2022, and 2021 we made income tax payments, net of refunds received, totaling $191.9 million, $198.4 million, and $114.2 million, respectively.
During the years ended December 31, 2023, 2022, and 2021, we transferred $431.2 million, $281.4 million, and $216.3 million, respectively, of loaner vehicles from other current assets to inventory in our consolidated balance sheets.
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

Balance Sheet Presentation

		As of December 31,
Leases	Classification	2023	2022
		(In millions)
Assets:
Current
Operating	Assets held for sale	$2.1	$—
Non-Current
Operating	Operating lease right-of-use assets	241.8	235.4
Finance	Property and equipment, net	8.4	8.1
Total right-of-use assets		$252.3	$243.5
Liabilities:
Current
Operating	Current maturities of operating leases	$26.2	$23.6
Operating	Liabilities held for sale	0.2	—
Finance	Current maturities of long-term debt	—	—
Non-Current
Operating	Operating lease liabilities	222.1	218.4
Operating	Liabilities held for sale	1.9	—
Finance	Long-term debt	8.4	8.4
Total lease liabilities		$258.8	$250.4

Lease Term and Discount Rate

	As of December 31,
	2023	2022
Weighted Average Lease Term - Operating Leases	13.2 years	14.4 years
Weighted Average Lease Term - Finance Lease	36.7 years	37.7 years
Weighted Average Discount Rate - Operating Leases	4.9%	4.7%
Weighted Average Discount Rate - Finance Lease	4.4%	4.4%
Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023	2022
	(In millions)
Finance lease cost (Interest)	$0.4	$0.4
Operating lease cost	36.2	38.1
Short-term lease cost	3.6	4.3
Variable lease cost	1.0	2.4
	$41.3	$45.1

Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
	2023	2022
	(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.4	$0.4
Operating cash flows from operating leases	36.2	38.1
Right-of-use assets obtained in exchange for new operating lease liabilities	35.0	6.2
During the years ended December 31, 2023 and 2022, we obtained $35.0 million and $6.2 million, respectively, of right-of-use assets in exchange for new operating lease liabilities. The activity during the year ended December 31, 2023 was primarily as a result of business combinations.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of December 31, 2023, including leases related to liabilities associated with assets held for sale.

	Finance	Operating
	(In millions)
2024	$0.4	$38.1
2025	0.4	35.5
2026	0.4	28.3
2027	0.4	25.0
2028	0.4	23.1
Thereafter	15.7	194.7
Total minimum lease payments	$17.7	$344.6
Less: Amount of lease payments representing interest	(9.4)	(94.1)
Present value of future minimum lease payments	$8.4	$250.5
Less: current obligations under leases (a)	—	(26.4)
Long-term lease obligation (b)	$8.4	$224.1
__________________________
(a) Includes $0.2 million of operating lease liabilities classified as liabilities associated with assets held for sale.
(b) Includes $1.9 million of operating lease liabilities classified as liabilities associated with assets held for sale.
Certain of our lease agreements include financial covenants and incorporate by reference the financial covenants set forth in the 2023 Senior Credit Facility. A breach of any of these covenants could immediately give rise to certain landlord remedies under our various lease agreements, the most severe of which include the following: (i) termination of the applicable lease and/or other leases with the same or an affiliated landlord under a cross-default provision, (ii) eviction from the premises; and (iii) the landlord having a claim for various damages.

20. SEGMENT INFORMATION
As of December 31, 2023, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider is reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv)

have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
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
The preliminary amount of goodwill acquired in the Koons acquisition of $231.7 million was allocated to the Dealerships segment.
The majority of TCA’s revenue arises from sales through our affiliated dealerships. Intercompany profits and losses are eliminated in consolidation.
Reportable segment financial information for the years ended December 31, 2023 and 2022 is as follows:

	As of and for the year ended December 31, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$14,699.0	$285.2	$(181.5)	$14,802.7
Gross profit	2,671.1	77.1	7.6	2,755.8

Depreciation and amortization	67.1	0.7	—	67.7

Selling, general and administrative expense	1,638.5	7.4	(28.5)	1,617.4

Interest expense
Floor plan interest expense	9.6	—	—	9.6
Other interest expense, net	156.1	—	—	156.1
Total interest expense	$165.7	$—	$—	$165.7

Capital expenditures	142.3	—	—	142.3

Total assets	$9,199.4	$913.9	$46.1	$10,159.4

	As of and for the year ended December 31, 2022
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$15,341.1	$245.8	$(153.0)	$15,433.8
Gross profit	3,036.0	53.8	10.8	3,100.6

Depreciation and amortization	68.2	0.8	—	69.0

Selling, general and administrative expense	1,786.3	7.0	(30.0)	1,763.4

Interest expense
Floor plan interest expense	8.4	—	—	8.4
Other interest expense, net	152.2	—	—	152.2
Total interest expense	$160.6	$—	$—	$160.6

Capital expenditures	94.6	—	—	94.6

Total assets	$7,170.8	$869.2	$(18.6)	$8,021.4

21. COMMITMENTS AND CONTINGENCIES
On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act (“ECOA”) in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company disputes the FTC’s allegations that it violated the FTC Act and the ECOA, and is currently involved in discussions with the FTC staff regarding the matter. There can be no assurance that negotiations between us and the FTC for a favorable settlement will be successful, or that we will succeed in any litigation as a result of the investigation. At this time, we are unable to reasonably predict the possible outcome of this matter, or provide a reasonably possible range of loss, if any, as a result of the investigation. If the FTC files a suit against us based on these allegations, whether meritorious or not, it may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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
We had $14.0 million of letters of credit outstanding as of December 31, 2023, which are required by certain of our insurance providers. In addition, as of December 31, 2023, we maintained a $20.6 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
On April 17, 2019, the stockholders of the Company approved the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan (the "2019 Plan") and authorized a total of 1,590,000 shares of common stock for issuance under the 2019 Plan ("Plan Shares"). The Plan Shares include 641,363 shares of common stock which remained unissued under the 2012 Plan. No further grants of awards will be made under the 2012 Plan; however outstanding awards under the 2012 Plan will continue in effect in accordance with their terms and conditions. There were approximately 1.4 million shares available for grant in accordance with the 2019 Plan as of December 31, 2023.
We issue shares of our common stock upon the vesting of performance share units or restricted share units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of equity-based awards, we repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We recognized $23.5 million ($5.8 million tax benefit), $20.6 million ($5.0 million tax benefit), and $16.2 million ($3.9 million tax benefit) in share-based compensation expense for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $17.8 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the 2012 Plan and 2019 Plan, and the weighted average period over which it is expected to be recognized is 1.5 years. Further, we expect to recognize $2.2 million of this expense in 2024, $10.1 million in 2025, $5.5 million in 2026.
Performance Share Units
During the year ended December 31, 2023, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 70,758 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved, and is recognized on a graded basis over the three-year vesting period.
The following table summarizes information about performance share units for 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	103,659	$165.94
Granted	70,758	232.24
Vested	(47,802)	146.65
Forfeited or unearned	(26,552)	182.94
Non-vested at December 31, 2023	100,063	$207.28
The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Year Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value of performance share units granted	$232.24	$185.05	$132.52
Total fair value of performance share units vested (in millions)	$7.0	$5.7	$5.7
Restricted Share Units
During the year ended December 31, 2023, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 79,141 shares of restricted share units. Restricted share units generally vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted share units is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.
The following table summarizes information about restricted share units for 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	118,765	$157.34
Granted	79,141	231.70
Vested	(80,738)	162.06
Forfeited	(8,374)	204.15
Non-vested at December 31, 2023	108,794	$204.35

The weighted average grant-date fair value of restricted share units and total fair value of restricted share units vested are summarized in the following table:

	For the Year Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value of restricted share units granted	$231.70	$184.67	$150.38
Total fair value of restricted share units vested (in millions)	$13.1	$8.5	$3.8

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
The following table summarizes information about restricted stock awards for 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	5,067	$69.08
Granted	—	—
Vested	(2,898)	69.01
Forfeited	—	—
Non-vested at December 31, 2023	2,169	$69.18
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Year Ended December 31,
	2023	2022	2021
Weighted average grant-date fair value of restricted stock granted	$—	$—	$—
Total fair value of restricted stock awards vested (in millions)	$0.2	$2.3	$8.6
Employee Retirement Plan
The Company sponsors the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible compensation. IRS rules limited total participant contributions during 2023 to $22,500, or $30,000 if age 50 or more. After one year of employment, we match 50% of employees' contributions up to 6% of their eligible compensation. Employer contributions vest on a graded basis over 4 years after the date of hire. The Company's expense related to employer matching contributions totaled $16.0 million, $18.0 million, and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal control over financial reporting. Their reports are contained herein.
During 2023, we acquired substantially all of the assets, including all real property and businesses of the Jim Koons Dealerships ("Koons") pursuant to a Purchase and Sale Agreement with various entities that comprise the Jim Koons automotive dealerships group (the "Koons acquisition"). The Koons acquisition comprised 20 new vehicle dealerships and six collision centers. As permitted by the Securities and Exchange Commission, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2023, does not include an evaluation of the internal control over financial reporting of these acquired operations. The results of this acquisition are included in our consolidated financial statements from the date of acquisition and represented approximately $1.65 billion of consolidated total assets as of December 31, 2023, and approximately $168.2 million of consolidated revenues for the year then ended.
Remediation of Previously Reported Material Weakness
As previously disclosed in Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2022, as a result of deficiencies in information technology general controls ("ITGCs") identified at The Larry H. Miller Dealerships (“LHM”) and the entities comprising the Finance and Insurance product provider Total Care Auto, Powered by Landcar (“TCA”) that constitute a material weakness, we determined that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Specifically, the material weakness is due to control deficiencies in the design of the user access reviews for segregation of duties ("SOD") configurations and appropriate administrative access for certain key applications at LHM and TCA. The ineffective ITGCs limited the level of assurance over the completeness and accuracy of information used in certain automated and manual business process controls.
During 2023, management implemented a previously disclosed remediation plan that included the evaluation of the design of user access controls and SOD configurations for key applications at LHM and TCA. Where needed, access rights and assigned job responsibilities were changed to resolve instances of inappropriate or excessive user access capabilities, and SOD conflicts. Additionally, key applications at LHM and TCA now follow the same standards of the Company’s legacy ITGC environment. During the fourth quarter of 2023, the Company completed the testing of operating effectiveness of the remediated controls and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Reference is made to the information to be set forth in the "Proposal No. 1 Election of Directors," "Governance of the Company," "2023 Director Compensation Table-Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Executive Officers" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation and Human Resources Committee Report," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "2023 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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

4.3	Second Supplemental Indenture relating to the Senior Notes due 2028, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.4	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.6	First Supplemental Indenture relating to the Senior Notes due 2030, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
4.7	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*

4.8	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.9	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.10	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.11	Indenture relating to the Senior Notes 2029, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.12	First Supplemental Indenture relating to the Senior Notes due 2029, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.13	Form of 4.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.14	Indenture relating to the Senior Notes 2032, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.15	First Supplemental Indenture relating to the Senior Notes due 2032, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.16	Form of 5.000% Senior Note due 2029 (included as Exhibit A in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.19	Description of Registrant's Securities (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*

10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc., dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.10**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Patrick J. Guido, dated as of May 11, 2020 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.14**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Daniel Clara dated as of July 28, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.15**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.16**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.17**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.18**	Letter Agreement between Asbury Automotive Group, Inc. and Michael Welch, dated as of June 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 6, 2021)*
10.19**	Letter Agreement between Asbury Automotive Group, Inc. and Nathan Briesemeister, dated as of October 10, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022)*
10.20	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*
10.21	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.22	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.23	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.25	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.26	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.27	First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*
10.28	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 3, 2020)*
10.29	Third Amendment to the Third Amended and Restated Credit Agreement, dated October 29, 2021, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
10.30	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the guarantors party thereto, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.31	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.32	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.33	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.34	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.35	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.36	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020)*

10.37	Second Amendment to the Amended and Restated Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)
10.38	Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*
10.39	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.40	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)*
10.41	Second Amendment to the Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.42	Third Amendment to the Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.43	Third Amendment to the Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.44	Second Amendment to the Credit Agreement, dated as of May 25, 2022, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.45	Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an l/c issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 4, 2022)*
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Asbury Automotive Group, Inc. Recoupment Policy
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	February 29, 2024	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	February 29, 2024
(David W. Hult)

/s/ Michael D. Welch	Senior Vice President and Chief Financial Officer	February 29, 2024
(Michael D. Welch)

/s/ Nathan E. Briesemeister	Vice President, Chief Accounting Officer and	February 29, 2024
(Nathan E. Briesemeister)	Controller

/s/ Thomas J. Reddin	Director	February 29, 2024
(Thomas J. Reddin)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	February 29, 2024
(Joel Alsfine)

/s/ William D. Fay	Director	February 29, 2024
(William D. Fay)

/s/ Juanita T. James	Director	February 29, 2024
(Juanita T. James)

/s/ Philip F. Maritz	Director	February 29, 2024
(Philip F. Maritz)

/s/ Maureen F. Morrison	Director	February 29, 2024
(Maureen F. Morrison)

/s/ Bridget M. Ryan-Berman	Director	February 29, 2024
(Bridget M. Ryan-Berman)

/s/ Hilliard C. Terry, III	Director	February 29, 2024
(Hilliard C. Terry, III)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
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

4.3	Second Supplemental Indenture relating to the Senior Notes due 2028, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.4	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.6	First Supplemental Indenture relating to the Senior Notes due 2030, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
4.7	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.8	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.9	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.10	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*

4.11	Indenture relating to the Senior Notes 2029, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.12	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.13	Form of 4.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.14	Indenture relating to the Senior Notes 2032, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.15	First Supplemental Indenture relating to the Senior Notes due 2032, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.16	Form of 5.000% Senior Note due 2029 (included as Exhibit A in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.19	Description of Registrant's Securities (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018)*
10.6**	Form of Officer/Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*
10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc., dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.10**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*

10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and William F. Stax, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Patrick J. Guido, dated as of May 11, 2020 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.14**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Daniel Clara dated as of July 28, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.15**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.16**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)
10.17**	Asbury Automotive Group, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.18**	Letter Agreement between Asbury Automotive Group, Inc. and Michael Welch, dated as of June 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 6, 2021)*
10.19**	Letter Agreement between Asbury Automotive Group, Inc. and Nathan Briesemeister, dated as of October 10, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022)*
10.20	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*
10.21	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.22	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.23	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.25	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.26	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*

10.27	First Amendment to the Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*
10.28	Second Amendment to the Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 3, 2020)*
10.29	Third Amendment to the Third Amended and Restated Credit Agreement, dated October 29, 2021, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
10.30	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the guarantors party thereto, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.31	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.32	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.33	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.34	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.35	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.36	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020)*
10.37	Second Amendment to the Amended and Restated Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)
10.38	Credit Agreement, dated as of February 7, 2020, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 13, 2020)*

10.39	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.40	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)*
10.41	Second Amendment to the Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.42	Third Amendment to the Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.43	Third Amendment to the Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.44	Second Amendment to the Credit Agreement, dated as of May 25, 2022, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on July 28, 2022)*
10.45	Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an l/c issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 4, 2022)*
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Asbury Automotive Group, Inc. Recoupment Policy
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.