Form 10-Q
period 2024-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2024-04-26
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 24, 2024 was 20,172,237.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29.0	$45.7
Short-term investments	6.9	6.2
Contracts-in-transit, net	222.0	279.7
Accounts receivable, net	226.9	226.1
Inventories, net	1,862.9	1,768.3
Assets held for sale	242.7	342.2
Other current assets	332.0	388.9
Total current assets	2,922.4	3,057.1
INVESTMENTS	334.7	326.7
PROPERTY AND EQUIPMENT, net	2,408.4	2,315.7
OPERATING LEASE RIGHT-OF-USE ASSETS	230.1	241.8
GOODWILL	2,014.9	2,009.0
INTANGIBLE FRANCHISE RIGHTS	2,093.7	2,095.8
OTHER LONG-TERM ASSETS	127.4	113.3
Total assets	$10,131.5	$10,159.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$205.5	$195.1
Floor plan notes payable—non-trade, net	1,484.9	1,590.6
Current maturities of long-term debt	84.4	84.9
Current maturities of operating leases	26.0	26.2
Accounts payable and accrued liabilities	723.6	748.1
Deferred revenue—current	230.9	228.6
Liabilities associated with assets held for sale	2.1	2.1
Total current liabilities	2,757.4	2,875.7
LONG-TERM DEBT	3,108.1	3,121.2
LONG-TERM LEASE LIABILITY	211.1	222.1
DEFERRED REVENUE	516.3	508.1
DEFERRED INCOME TAXES	138.2	136.4
OTHER LONG-TERM LIABILITIES	53.5	51.7
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 42,236,056 and 42,352,001 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,296.1	1,288.4
Retained earnings	3,061.5	2,961.5
Treasury stock, at cost; 22,063,936 and 22,018,537 shares, respectively	(1,077.5)	(1,067.3)
Accumulated other comprehensive income	66.4	61.1
Total shareholders' equity	3,346.9	3,244.1
Total liabilities and shareholders' equity	$10,131.5	$10,159.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
REVENUE:
New vehicle	$2,064.3	$1,767.7
Used vehicle	1,356.9	1,126.5
Parts and service	590.4	515.6
Finance and insurance, net	189.7	172.5
TOTAL REVENUE	4,201.2	3,582.3
COST OF SALES:
New vehicle	1,901.4	1,588.8
Used vehicle	1,285.0	1,049.5
Parts and service	256.2	233.5
Finance and insurance	8.6	14.3
TOTAL COST OF SALES	3,451.2	2,886.1
GROSS PROFIT	750.0	696.2
OPERATING EXPENSES:
Selling, general, and administrative	468.6	403.0
Depreciation and amortization	18.7	16.7
INCOME FROM OPERATIONS	262.8	276.5
OTHER EXPENSES:
Floor plan interest expense	22.8	0.6
Other interest expense, net	44.1	37.3
Total other expenses, net	66.9	38.0
INCOME BEFORE INCOME TAXES	195.8	238.5
Income tax expense	48.8	57.1
NET INCOME	$147.1	$181.4
EARNINGS PER SHARE:
Basic—
Net income	$7.24	$8.42
Diluted—
Net income	$7.21	$8.37
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20.3	21.6
Performance share units	0.1	0.1
Diluted	20.4	21.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$147.1	$181.4
Other comprehensive income:
Change in fair value of cash flow swaps	10.0	(19.4)
Income tax (expense) benefit associated with cash flow swaps	(2.5)	4.7
Unrealized (losses) gains on available-for-sale debt securities	(2.8)	2.5
Income tax benefit (expense) associated with available-for-sale debt securities	0.6	(0.5)
Comprehensive income	$152.4	$168.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.1	$3,244.1
Comprehensive Income:
Net income	—	—	—	147.1	—	—	—	147.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.5 million tax expense	—	—	—	—	—	—	7.5	7.5
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.6 million tax benefit	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	147.1	—	—	5.3	152.4
Share-based compensation	—	—	10.5	—	—	—	—	10.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,845	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	239,790	(50.4)	—	(50.4)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,399	(9.8)	—	(9.8)
Retirement of common stock	(239,790)	—	(2.9)	(47.1)	(239,790)	50.0	—	—
Balances, March 31, 2024	42,236,056	$0.4	$1,296.1	$3,061.5	22,063,936	$(1,077.5)	$66.4	$3,346.9

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	181.4	—	—	—	181.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.7 million tax benefit	—	—	—	—	—	—	(14.6)	(14.6)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	2.0	2.0
Comprehensive income	—	—	—	181.4	—	—	(12.6)	168.7
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	120,575	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	110,323	(20.7)	—	(20.7)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,613	(10.9)	—	(10.9)
Retirement of common stock	(164,527)	—	(2.0)	(28.2)	(164,527)	30.2	—	—
Balances, March 31, 2023	43,549,857	$0.4	$1,288.0	$2,763.3	22,015,888	$(1,064.3)	$61.8	$3,049.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$147.1	$181.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	18.7	16.7
Share-based compensation	10.5	8.6
Deferred income taxes	(0.1)	2.8
Unrealized gains on investments	(0.1)	(3.1)
Loaner vehicle amortization	11.8	6.7
Change in right-of-use assets	7.4	6.3
Other adjustments, net	5.1	0.8
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	57.7	64.5
Accounts receivable	(1.1)	5.2
Inventories	15.5	(33.3)
Other current assets	(75.4)	(109.5)
Floor plan notes payable—trade, net	10.4	(5.4)
Deferred revenue	10.5	(0.2)
Accounts payable and accrued liabilities	(31.0)	33.8
Operating lease liabilities	(6.8)	(5.9)
Other long-term assets and liabilities, net	(3.1)	2.3
Net cash provided by operating activities	177.1	171.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(25.7)	(15.2)
Capital expenditures—real estate	(67.4)	—
Purchases of previously leased real estate	(11.9)	—
Proceeds from dealership divestitures	102.0	—
Purchases of debt securities—available-for-sale	(20.1)	(44.1)
Proceeds from the sale of debt securities—available-for-sale	9.5	3.5
Proceeds from the sale of equity securities	—	0.6
Net cash used in investing activities	(13.6)	(55.2)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,532.8	1,799.6
Floor plan repayments—non-trade	(2,631.6)	(1,798.2)
Floor plan repayments—divestitures	(6.9)	—
Repayments of borrowings	(14.7)	(15.3)
Proceeds from revolving credit facility	582.8	—
Repayments of revolving credit facility	(582.8)	—
Purchases of treasury stock	(50.0)	(30.2)
Repurchases of common stock, associated with net share settlements of employee share-based awards	(9.8)	(10.9)
Net cash used in financing activities	(180.2)	(55.0)
Net (decrease) increase in cash and cash equivalents	(16.7)	61.5
CASH AND CASH EQUIVALENTS, beginning of period	45.7	235.3
CASH AND CASH EQUIVALENTS, end of period	$29.0	$296.8

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
As of March 31, 2024, we owned and operated 206 new vehicle franchises (157 dealership locations), representing 31 brands of automobiles, and 37 collision centers in 15 states. For the three months ended March 31, 2024, our new vehicle revenue brand mix consisted of 29% luxury, 41% imports and 30% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and Total Care Auto, Powered by Landcar ("TCA"). The Company reflects its operations in two reportable segments: Dealerships and TCA.
On December 11, 2023, the Company completed the acquisition of substantially all of the assets, including all real property and businesses of the Jim Koons Dealerships ("Koons") pursuant to a Purchase and Sale Agreement with various entities that comprise the Jim Koons automotive dealerships group (the "Koons acquisition") for an aggregate purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $100.9 million of assets held for sale related to Koons Lexus of Wilmington. The acquisition was funded with borrowings under Asbury’s existing credit facility and cash on hand. The Koons acquisition comprised 20 new vehicle dealerships and six collision centers.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ materially from these estimates. Estimates and assumptions are reviewed quarterly and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, those relating to inventory valuation reserves, reserves for chargebacks against revenue recognized from the sale of F&I products, reserves for self-insurance programs, and certain assumptions related to goodwill and dealership franchise rights intangible assets.
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
During the three months ended March 31, 2024 and 2023, the Company repurchased 239,790 and 110,323 shares and retired 239,790 and 164,527, shares, of our common stock under our share repurchase program, respectively. The cash paid for these share repurchases was $50.0 million and $20.7 million for the three months ended March 31, 2024 and 2023, respectively.
On May 26, 2023, we announced that our Board of Directors approved a new authorization to repurchase up to $250 million of the Company's common stock (the "New Share Repurchase Authorization"), which replaces our previous share repurchase authorization. As of March 31, 2024, the Company had $152.6 million remaining on its share repurchase authorization.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 2,877 and 4,005 restricted share units and 14 and 476 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers for the three months ended March 31, 2024 and 2023 consists of the following:

	For the Three Months Ended March 31,
	2024	2023
	(In millions)
Revenue:
New vehicle	$2,064.3	$1,767.7
Used vehicle retail	1,191.4	1,021.6
Used vehicle wholesale	165.5	104.9
New and used vehicle	3,421.2	2,894.2
Sale of vehicle parts and accessories	133.7	126.0
Vehicle repair and maintenance services	456.6	389.6
Parts and service	590.4	515.6
Finance and insurance, net	189.7	172.5
Total revenue	$4,201.2	$3,582.3

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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Balance as of January 1, 2024	$20.5	$13.8	$68.4	$102.7
Transferred to receivables from contract assets recognized at the beginning of the period	(20.5)	(2.2)	—	(22.7)
Amortization of costs to obtain a contract with a customer	—	—	(4.1)	(4.1)
Costs incurred to obtain a contract with a customer	—	—	10.6	10.6
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	18.9	1.9	—	20.8
Balance as of March 31, 2024	$18.9	$13.5	$74.9	$107.3

Contract Assets (current), March 31, 2024	18.9	13.5	20.2	52.6
Contract Assets (long-term), March 31, 2024	—	—	54.7	54.7
Deferred Revenue
The condensed consolidated balance sheets reflect $747.2 million and $736.7 million of deferred revenue as of March 31, 2024 and December 31, 2023, respectively. Approximately $66.7 million of deferred revenue at December 31, 2023 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the three months ended March 31, 2024.
3. ACQUISITIONS AND DIVESTITURES
Koons Acquisition
On December 11, 2023, we completed the acquisition of the Jim Koons Dealerships. The results of the Jim Koons Dealerships have been included in our consolidated financial statements since that date. The Koons acquisition diversifies Asbury's geographic mix, with expansion in the greater Washington-Baltimore region of the United States.
As a result of the Koons acquisition, we acquired 20 new vehicle dealerships, six collision centers and the real property related thereto, for a total purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $100.9 million of assets held for sale related to Koons Lexus of Wilmington. The preliminary purchase price was paid in cash.
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

Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$309.0
Other current assets	10.3
Assets held for sale	100.9
Total current assets	420.2
Property and equipment, net	418.3
Goodwill	238.5
Intangible franchise rights	430.3
Operating lease right-of-use assets	11.2
Total assets acquired	$1,518.5
Liabilities
Operating lease liabilities	$11.2
Other liabilities	7.2
Total liabilities assumed	18.4
Net assets acquired	$1,500.0
The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Koons. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to the following significant items: (i) finalizing the review and valuation of inventory, land, land improvements, buildings and non-real property and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, and (ii) finalizing the review and valuation of manufacturer franchise rights (including key assumptions, inputs and estimates). As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. Additionally, the total consideration transferred is subject to certain post-close adjustments. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period. Measurement period adjustments recorded during the three months ended March 31, 2024 and their related effects on our consolidated statement of income were not material.
Approximately $430.3 million of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $238.5 million was recognized and is primarily attributable to the anticipated synergies that Asbury expects to derive from the Koons acquisition as well as the acquired assembled workforce of the Koons dealerships.
The Company's consolidated statement of income for the three months ended March 31, 2024 included revenue and net income attributable to the Jim Koons Dealerships of $681.4 million and $26.5 million, respectively.

Other Acquisitions and Divestitures
There were no acquisitions during the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024, we sold one franchise (one dealership location) in Wilmington, Delaware. The carrying value of assets, net of liabilities sold, approximated the sales price. There were no divestitures during the three months ended March 31, 2023.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	(In millions)
Vehicle receivables	$77.3	$72.5
Manufacturer receivables	65.0	68.0
Other receivables	87.5	88.1
Total accounts receivable	229.8	228.6
Less—Allowance for credit losses	(2.9)	(2.6)
Accounts receivable, net	$226.9	$226.1
5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	(In millions)
New vehicles	$1,355.5	$1,252.5
Used vehicles	363.1	373.1
Parts and accessories	144.2	142.7
Total inventories, net (a)	$1,862.9	$1,768.3
___________________________
(a) Inventories, net as of March 31, 2024 and December 31, 2023, excluded $83.3 million and $84.5 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventories by $8.7 million and $8.8 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, certain automobile manufacturer incentives reduced new vehicle inventory cost by $9.0 million and $8.3 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2024 and 2023 by $26.3 million and $22.3 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals, (ii) real estate not currently used in our operations that we are actively marketing to sell and (iii) the related mortgage notes payable, if applicable.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2024	December 31, 2023
	(In millions)
Assets:
Inventory	$83.3	$84.5
Loaners, net	2.3	4.5
Property and equipment, net	123.7	136.6
Operating lease right-of-use assets	2.1	2.1
Goodwill	0.3	26.1
Franchise rights	31.0	88.5
Total assets held for sale	242.7	342.2
Liabilities:
Current maturities of operating leases	0.2	0.2
Operating lease liabilities	1.9	1.9
Total liabilities associated with assets held for sale	2.1	2.1
Net assets held for sale	$240.7	$340.1
As of March 31, 2024, assets held for sale consisted of 10 franchise (10 dealership locations) in addition to one real estate property not currently used in our operations.
As of December 31, 2023, assets held for sale consisted of 11 franchise (11 dealership locations) in addition to one real estate property not currently used in our operations.
7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$6.9	$—	$(0.1)	$6.9
U.S. Treasury	15.4	—	(0.2)	15.2
Municipal	29.6	0.1	(0.3)	29.4
Corporate	142.0	0.9	(1.5)	141.4
Mortgage and other asset-backed securities	149.1	1.0	(1.3)	148.7
Total investments	$343.0	$2.0	$(3.4)	$341.6

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$6.3	$—	$(0.1)	$6.2
U.S. Treasury	13.6	0.1	(0.1)	13.5
Municipal	30.1	0.2	(0.2)	30.1
Corporate	131.5	1.6	(0.9)	132.2
Mortgage and other asset-backed securities	150.1	1.6	(0.9)	150.9
Total investments	$331.6	$3.5	$(2.2)	$332.9
As of March 31, 2024 and December 31, 2023, the Company had $2.4 million and $2.5 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of March 31, 2024
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$6.9	$6.9
Due in 1-5 years	119.2	118.3
Due in 6-10 years	63.3	63.1
Due after 10 years	4.5	4.6
Total by maturity	193.9	192.8
Mortgage and other asset-backed securities	149.1	148.7
Total investment securities	$343.0	$341.6
There were no gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended March 31, 2024.
There were no gross losses and $0.1 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended March 31, 2023.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2024.

	As of March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$0.2	$—	$4.5	$(0.1)	$4.7	$(0.1)
U.S. Treasury	5.4	(0.1)	4.8	(0.1)	10.2	(0.2)
Municipal	8.7	(0.1)	13.0	(0.2)	21.7	(0.3)
Corporate	31.1	(0.3)	52.1	(1.2)	83.2	(1.5)
Mortgage and other asset-backed securities	50.0	(0.7)	29.0	(0.6)	79.0	(1.3)
Total debt securities	$95.4	$(1.2)	$103.4	$(2.2)	$198.7	$(3.4)

	As of December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$6.0	$(0.1)	$6.0	$(0.1)
U.S. Treasury	3.4	(0.1)	5.0	(0.1)	8.5	(0.1)
Municipal	6.4	(0.1)	10.4	(0.1)	16.8	(0.2)
Corporate	11.4	(0.1)	48.0	(0.8)	59.4	(0.9)
Mortgage and other asset-backed securities	29.8	(0.4)	33.1	(0.5)	62.9	(0.9)
Total debt securities	$51.1	$(0.7)	$102.5	$(1.6)	$153.6	$(2.2)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three months ended March 31, 2024.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	(In millions)
Floor plan notes payable—trade	$231.0	$245.6
Floor plan notes payable offset account	(25.5)	(50.5)
Floor plan notes payable—trade, net	$205.5	$195.1

Floor plan notes payable—new non-trade	$1,388.9	$1,328.1
Floor plan notes payable—used non-trade	275.7	307.1
Floor plan notes payable offset account	(179.7)	(44.7)
Floor plan notes payable—non-trade, net	$1,484.9	$1,590.6
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America as of March 31, 2024 and December 31, 2023 were $128.1 million and $127.2 million, respectively. Loaner vehicles notes payable related to OEMs as of March 31, 2024 and December 31, 2023 were $99.9 million and $111.9 million, respectively.
9. DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	31.4	31.9
2021 Real Estate Facility	605.8	614.4
2021 BofA Real Estate Facility	164.1	165.9
2018 Bank of America Facility	49.2	50.3
2018 Wells Fargo Master Loan Facility	70.7	72.0
2015 Wells Fargo Master Loan Facility	35.9	37.2
2023 Syndicated Revolving Credit Facility	—	—
Finance lease liability	8.4	8.4
Total debt outstanding	3,215.4	3,230.1
Add—unamortized premium on 4.50% Senior Notes due 2028	0.6	0.6
Add—unamortized premium on 4.75% Senior Notes due 2030	1.3	1.3
Less—debt issuance costs	(24.7)	(25.9)
Long-term debt, including current portion	3,192.6	3,206.2
Less—current portion, net of current portion of debt issuance costs	(84.4)	(84.9)
Long-term debt	$3,108.1	$3,121.2
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
A summary of the carrying values and fair values of our subordinated long-term debt is as follows:

	As of
	March 31, 2024	December 31, 2023
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$403.0	$402.8
4.625% Senior Notes due 2029	790.8	790.4
4.75% Senior Notes due 2030	442.4	442.2
5.00% Senior Notes due 2032	592.4	592.3
Total carrying value	$2,228.6	$2,227.7

Fair Value:
4.50% Senior Notes due 2028	$383.7	$384.8
4.625% Senior Notes due 2029	736.0	744.0
4.75% Senior Notes due 2030	404.8	410.3
5.00% Senior Notes due 2032	543.0	546.0
Total fair value	$2,067.5	$2,085.1

Interest Rate Swap Agreements
We currently have six interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. The following table provides information on the attributes of each swap as of March 31, 2024:

Inception Date	Notional Principal at Inception	Notional Value as of March 31, 2024	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$270.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$164.1	$110.6	May 2031
July 2020	$93.5	$74.9	$50.6	December 2028
July 2020	$85.5	$66.7	$57.3	November 2025
June 2015	$100.0	$57.5	$53.1	February 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 inputs. The fair value of our swaps was an $89.8 million and $79.8 million asset as of March 31, 2024 and December 31, 2023, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	March 31, 2024	December 31, 2023
	(In millions)
Other current assets	$28.8	$27.5
Other long-term assets	60.9	52.3
Total fair value	$89.8	$79.8
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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$19.1	Other interest expense, net	$(9.2)
2023	$(27.0)	Other interest expense, net	$(7.7)
 On the basis of yield curve conditions as of March 31, 2024 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $28.8 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$0.9	$—	$—	$0.9
Short-term investments	0.2	6.6	—	6.9
U.S. Treasury	15.2	—	—	15.2
Municipal	—	29.4	—	29.4
Corporate	—	141.4	—	141.4
Mortgage and other asset-backed securities	—	148.7	—	148.7
Total	$15.4	$326.2	$—	$341.6

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$4.8	$—	$—	$4.8
Short-term investments	2.0	4.2	—	6.2
U.S. Treasury	13.5	—	—	13.5
Municipal	—	30.1	—	30.1
Corporate	—	132.2	—	132.2
Mortgage and other asset-backed securities	—	150.9	—	150.9
Total	$15.5	$317.4	$—	$332.9
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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$(2.7)	Revenue-Finance and insurance, net	$0.1
2023	$2.6	Revenue-Finance and insurance, net	$0.1
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2024 and 2023, we made interest payments, including amounts capitalized, totaling $57.7 million and $28.4 million, respectively.
During the three months ended March 31, 2024, we did not make any income tax payments and received refunds payments of $1.0 million. During the three months ended March 31, 2023, we did not make or receive any income tax refunds payments or refunds.
During the three months ended March 31, 2024 and 2023, we transferred $124.0 million and $90.4 million, respectively, of loaner vehicles from other current assets to inventories on our condensed consolidated balance sheets.

12. SEGMENT INFORMATION
As of March 31, 2024, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.
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
Reportable segment financial information for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended March 31, 2024
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$4,179.0	$74.1	$(51.9)	$4,201.2
Gross profit	$731.8	$21.1	$(2.9)	$750.0

	Three Months Ended March 31, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,556.3	$70.7	$(44.7)	$3,582.3
Gross profit	$679.6	$21.1	$(4.5)	$696.2

Total assets by segment as of March 31, 2024 and December 31, 2023 are as follows:

	As of March 31, 2024
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$9,207.1	$982.0	$(57.6)	$10,131.5

	As of December 31, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$9,199.4	$913.9	$46.1	$10,159.4
13. COMMITMENTS AND CONTINGENCIES
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
We had $14.0 million of letters of credit outstanding as of March 31, 2024, which are required by certain of our insurance providers. In addition, as of March 31, 2024, we maintained a $21.5 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.

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
•significant disruptions in the production and delivery of vehicles and parts for any reason, including supply shortages, natural disasters, severe weather, civil unrest, product recalls, work stoppages or other occurrences that are outside of our control;
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
OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2024, through our Dealerships segment, we owned and operated 206 new vehicle franchises (157 dealership locations), representing 31 brands of automobiles, and 37 collision centers within 15 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both independent third parties and TCA. The F&I products offered by TCA are sold through affiliated dealerships. For the three months ended March 31, 2024, our new vehicle revenue brand mix consisted of 29% luxury, 41% imports and 30% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
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
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. Certain manufacturers continue to be hampered by the lack of availability of parts and key components from suppliers which has impacted new vehicle inventory levels and availability of certain parts. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these production slowdowns or when normalized production will resume at these manufacturers.
Jim Koons Acquisition
On December 11, 2023, the Company completed the acquisition of substantially all of the assets, including all real property and businesses of the Jim Koons Dealerships ("Koons") pursuant to a Purchase and Sale Agreement with various entities that comprise the Jim Koons automotive dealerships group (the "Koons acquisition") for an aggregate purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $100.9 million of assets held for sale related to Koons Lexus of Wilmington. The acquisition was funded with borrowings under Asbury’s existing credit facility and cash on hand. The Koons acquisition comprised 20 new vehicle dealerships and six collision centers.
Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the three months ended March 31, 2024 was $4.20 billion, compared to $3.58 billion for the prior year.
•Consolidated gross profit for the three months ended March 31, 2024 was $750.0 million, compared to $696.2 million for the prior year.
•The increase in consolidated revenue and gross profit is primarily due to the effects of the Koons acquisition. Refer to Note 3, "Acquisitions and Divestitures" for further details.
•Our capital allocation priorities were supported by the repurchase of 239,790 shares for $50.0 million during the three months ended March 31, 2024.

CONSOLIDATED RESULTS OF OPERATIONS
The Company's operating results for the three months ended March 31, 2024 include the results of the Koons dealerships acquired in the fourth quarter of 2023. Accordingly, the increases in revenue, gross profit and income from operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 are largely a result of this acquisition.
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
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,064.3	$1,767.7	$296.6	17%
Used vehicle	1,356.9	1,126.5	230.4	20%
Parts and service	590.4	515.6	74.8	15%
Finance and insurance, net	189.7	172.5	17.2	10%
TOTAL REVENUE	4,201.2	3,582.3	618.9	17%
GROSS PROFIT:
New vehicle	162.8	178.9	(16.0)	(9)%
Used vehicle	71.9	77.0	(5.1)	(7)%
Parts and service	334.1	282.1	52.0	18%
Finance and insurance, net	181.1	158.2	22.9	14%
TOTAL GROSS PROFIT	750.0	696.2	53.8	8%
OPERATING EXPENSES:
Selling, general, and administrative	468.6	403.0	65.6	16%
Depreciation and amortization	18.7	16.7	1.9	12%
INCOME FROM OPERATIONS	262.8	276.5	(13.7)	(5)%
OTHER EXPENSES:
Floor plan interest expense	22.8	0.6	22.2	NM
Other interest expense, net	44.1	37.3	6.7	18%
Total other expenses, net	66.9	38.0	28.9	76%
INCOME BEFORE INCOME TAXES	195.8	238.5	(42.7)	(18)%
Income tax expense	48.8	57.1	(8.4)	(15)%
NET INCOME	$147.1	$181.4	$(34.3)	(19)%
Net income per share—Diluted	$7.21	$8.37	$(1.16)	(14)%
______________________________
NM—Not Meaningful

	For the Three Months Ended March 31,
	2024	2023
REVENUE MIX PERCENTAGES:
New vehicle	49.1%	49.3%
Used vehicle retail	28.4%	28.5%
Used vehicle wholesale	3.9%	2.9%
Parts and service	14.1%	14.4%
Finance and insurance, net	4.5%	4.8%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	21.7%	25.7%
Used vehicle retail	8.7%	10.1%
Used vehicle wholesale	0.9%	0.9%
Parts and service	44.6%	40.5%
Finance and insurance, net	24.2%	22.7%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.9%	19.4%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	62.5%	57.9%
Total revenue for the three months ended March 31, 2024 increased by $618.9 million (17%) compared to the three months ended March 31, 2023, due to a $296.6 million (17%) increase in new vehicle revenue, a $230.4 million (20%) increase in used vehicle revenue, a $74.8 million (15%) increase in parts and service revenue and a $17.2 million (10%) increase in F&I, net revenue. The $53.8 million (8%) increase in gross profit during the three months ended March 31, 2024 was driven by a $52.0 million (18%) increase in parts and service gross profit and a $22.9 million (14%) increase in F&I, net gross profit, partially offset by a $16.0 million (9%) decrease in new vehicle gross profit and a $5.1 million (7%) decrease in used vehicle gross profit.
Income from operations during the three months ended March 31, 2024 decreased by $13.7 million (5%), compared to the three months ended March 31, 2023, primarily due to a $65.6 million (16%) increase in SG&A expense and a $1.9 million (12%) increase in depreciation and amortization expense, partially offset by a $53.8 million (8%) increase in gross profit.
Total other expenses, net increased by $28.9 million (76%), primarily as a result of a $22.2 million increase in floor plan interest expense and an increase of $6.7 million (18%) in other interest expense, net recorded during the three months ended March 31, 2024 when compared to the same period of the prior year. Income before income taxes decreased $42.7 million (18%) to $195.8 million for the three months ended March 31, 2024. Overall, net income decreased by $34.3 million (19%) during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$608.4	$607.4	$1.1	—%
Import	843.9	666.9	177.0	27%
Domestic	611.9	493.4	118.6	24%
Total new vehicle revenue	$2,064.3	$1,767.7	$296.6	17%
Gross profit:
Luxury	$61.9	$72.4	$(10.5)	(15)%
Import	60.7	64.0	(3.3)	(5)%
Domestic	40.2	42.5	(2.3)	(5)%
Total new vehicle gross profit	$162.8	$178.9	$(16.0)	(9)%
New vehicle units:
Luxury	8,578	8,429	149	2%
Import	21,487	17,389	4,098	24%
Domestic	10,612	8,688	1,924	22%
Total new vehicle units	40,677	34,506	6,171	18%

Same Store:
Revenue:
Luxury	$583.4	$600.8	$(17.4)	(3)%
Import	711.2	666.9	44.2	7%
Domestic	455.5	493.4	(37.9)	(8)%
Total new vehicle revenue	$1,750.1	$1,761.1	$(11.0)	(1)%
Gross profit:
Luxury	$59.7	$71.5	$(11.8)	(17)%
Import	46.8	64.0	(17.2)	(27)%
Domestic	30.6	42.5	(11.9)	(28)%
Total new vehicle gross profit	$137.1	$178.0	$(40.9)	(23)%
New vehicle units:
Luxury	8,209	8,311	(102)	(1)%
Import	18,304	17,389	915	5%
Domestic	7,870	8,688	(818)	(9)%
Total new vehicle units	34,383	34,388	(5)	—%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per new vehicle sold	$50,747	$51,228	$(480)	(1)%
Gross profit per new vehicle sold	$4,003	$5,184	$(1,181)	(23)%
New vehicle gross margin	7.9%	10.1%	(2.2)%

Luxury:
Gross profit per new vehicle sold	$7,215	$8,588	$(1,373)	(16)%
New vehicle gross margin	10.2%	11.9%	(1.7)%
Import:
Gross profit per new vehicle sold	$2,826	$3,682	$(855)	(23)%
New vehicle gross margin	7.2%	9.6%	(2.4)%
Domestic:
Gross profit per new vehicle sold	$3,789	$4,888	$(1,099)	(22)%
New vehicle gross margin	6.6%	8.6%	(2.0)%

Same Store:
Revenue per new vehicle sold	$50,900	$51,214	$(314)	(1)%
Gross profit per new vehicle sold	$3,988	$5,177	$(1,189)	(23)%
New vehicle gross margin	7.8%	10.1%	(2.3)%

Luxury:
Gross profit per new vehicle sold	$7,271	$8,604	$(1,333)	(15)%
New vehicle gross margin	10.2%	11.9%	(1.7)%
Import:
Gross profit per new vehicle sold	$2,559	$3,683	$(1,124)	(31)%
New vehicle gross margin	6.6%	9.6%	(3.0)%
Domestic:
Gross profit per new vehicle sold	$3,888	$4,889	$(1,001)	(20)%
New vehicle gross margin	6.7%	8.6%	(1.9)%
For the three months ended March 31, 2024, new vehicle revenue increased by $296.6 million (17%) as a result of an 18% increase in new vehicle units sold, partially offset by a 1% decrease in revenue per new vehicle sold. Same store new vehicle revenue decreased by $11.0 million (1%) as the result of an 1% decrease in revenue per new vehicle sold. New vehicle unit sales on a same store basis remained flat during the three months ended March 31, 2024, as compared to the same period of the prior year.
For the three months ended March 31, 2024, new vehicle gross profit and same store new vehicle gross profit decreased by $16.0 million (9%) and $40.9 million (23%), respectively. Same store new vehicle gross margin for the three months ended March 31, 2024 decreased 227 basis points to 7.8% driven by the slight easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended March 31, 2024 was approximately 15.4 million which increased as compared to approximately 15.2 million during the three months ended March 31, 2023. The increase in SAAR period over period reflects higher inventory supply coupled with continued consumer demand for new vehicles. However, we continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,191.4	$1,021.6	$169.7	17%
Used vehicle wholesale revenue	165.5	104.9	60.6	58%
Used vehicle revenue	$1,356.9	$1,126.5	$230.4	20%
Gross profit:
Used vehicle retail gross profit	$65.0	$70.6	$(5.7)	(8)%
Used vehicle wholesale gross profit	6.9	6.4	0.6	9%
Used vehicle gross profit	$71.9	$77.0	$(5.1)	(7)%
Used vehicle retail units:
Used vehicle retail units	39,489	32,989	6,500	20%

Same Store:
Revenue:
Used vehicle retail revenue	$965.3	$1,009.7	$(44.4)	(4)%
Used vehicle wholesale revenue	129.2	104.3	24.9	24%
Used vehicle revenue	$1,094.5	$1,114.0	$(19.5)	(2)%
Gross profit:
Used vehicle retail gross profit	$52.5	$70.0	$(17.5)	(25)%
Used vehicle wholesale gross profit	4.3	6.5	(2.1)	(33)%
Used vehicle gross profit	$56.8	$76.4	$(19.6)	(26)%
Used vehicle retail units:
Used vehicle retail units	31,875	32,466	(591)	(2)%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per used vehicle retailed	$30,169	$30,969	$(799)	(3)%
Gross profit per used vehicle retailed	$1,646	$2,141	$(496)	(23)%
Used vehicle retail gross margin	5.5%	6.9%	(1.5)%

Same Store:
Revenue per used vehicle retailed	$30,285	$31,101	$(817)	(3)%
Gross profit per used vehicle retailed	$1,647	$2,155	$(508)	(24)%
Used vehicle retail gross margin	5.4%	6.9%	(1.5)%
Used vehicle revenue increased by $230.4 million (20%) due to a $169.7 million (17%) increase in used vehicle retail revenue and a $60.6 million (58%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $19.5 million (2%) due to a $44.4 million (4%) decrease in used vehicle retail revenue, partially offset by a $24.9 million (24%) increase in used vehicle wholesale revenue. Total used vehicle retail unit sales increased by 20% due to the Koons acquisition while same store used vehicle retail unit sales decreased by 2% during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Used vehicle revenue and unit volume have continued to contract as seen in the first quarter of 2024, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. For the three months ended

March 31, 2024, total Company and same store used vehicle retail gross profit margins decreased by 146 basis points and 149 basis points, respectively, as compared to the three months ended March 31, 2023. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by a tighter market for used vehicles during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
For the three months ended March 31, 2024, used vehicle retail gross profit margins decreased from 6.9% to 5.5% and 6.9% to 5.4%, respectively, for all stores and on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit decreased $5.7 million (8%) for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 and decreased $17.5 million (25%) on a same store basis for the same period. On a total company basis, our gross profit per used vehicle retailed decreased $496 (23%), and on a same store basis, our gross profit per used vehicle retailed decreased $508 (24%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices.
Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
As Reported:
Parts and service revenue	$590.4	$515.6	$74.8	15%
Parts and service gross profit:
Customer pay	$206.5	$175.2	$31.3	18%
Warranty	43.8	36.0	7.8	22%
Wholesale parts	20.3	20.1	0.2	1%
Parts and service gross profit, excluding reconditioning and preparation	$270.7	$231.3	$39.4	17%
Parts and service gross margin, excluding reconditioning and preparation	45.8%	44.9%	1.0%
Reconditioning and preparation *	$63.5	$50.8	$12.7	25%
Total parts and service gross profit	$334.1	$282.1	$52.0	18%
Total parts and service gross margin	56.6%	54.7%	1.9%

Same Store:
Parts and service revenue	$522.0	$513.3	$8.7	2%
Parts and service gross profit:
Customer pay	$180.3	$174.3	$6.0	3%
Warranty	39.5	36.0	3.5	10%
Wholesale parts	19.8	20.0	(0.2)	(1)%
Parts and service gross profit, excluding reconditioning and preparation	$239.6	$230.3	$9.4	4%
Parts and service gross margin, excluding reconditioning and preparation	45.9%	44.9%	1.0%
Reconditioning and preparation *	$57.1	$50.6	$6.5	13%
Total parts and service gross profit	$296.8	$280.9	$15.9	6%
Total parts and service gross margin	56.9%	54.7%	2.1%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $74.8 million (15%) increase in parts and service revenue was primarily due to a $53.2 million (16%) increase in customer pay revenue, a $14.6 million (22%) increase in warranty revenue and a $6.9 million (6%) increase in wholesale parts revenue. Same store parts and service revenue increased by $8.7 million (2%) from $513.3 million for the three months ended March 31, 2023 to $522.0 million for the three months ended March 31, 2024. The increase in same store parts and service revenue was due to a $5.7 million (2%) increase in customer pay revenue, a $6.0 million (9%) increase in warranty revenue, partially offset by a $3.0 million (3%) decrease in wholesale parts revenue. The trend of increased aging of vehicles, which are at historically high levels, is leading to increased customer pay and warranty revenues. Consumers are owning a vehicle for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the three months ended March 31, 2024, total parts and service gross profit increased by $52.0 million (18%) to $334.1 million, and same store total parts and service gross profit increased by $15.9 million (6%) to $296.8 million when compared to the same period of prior year. The all store increase is primarily due to the Koons acquisition and reconditioning and preparation, while the same store increase is primarily a result of reconditioning and preparation, and increased customer pay and warranty volume, which is in line with the increasing trend of aged vehicles.
Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$189.7	$172.5	$17.2	10%
Finance and insurance, net gross profit	$181.1	$158.2	$22.9	14%
Finance and insurance, net per vehicle sold	$2,259	$2,344	$(85)	(4)%

Same Store:
Finance and insurance, net revenue	$155.5	$172.1	$(16.5)	(10)%
Finance and insurance, net gross profit	$146.9	$157.8	$(10.8)	(7)%
Finance and insurance, net per vehicle sold	$2,218	$2,360	$(142)	(6)%
F&I revenue, net increased $17.2 million (10%) during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, as a result of a 19% increase in new and used retail unit sales, partially offset by a 4% decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $16.5 million (10%) during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, as a result of a 1% decrease in new and used retail unit sales and a 6% decrease in F&I per vehicle retailed. We are seeing slightly lower penetration rates in our F&I products as customers look for ways to manage lower monthly payments in a rising interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
Finance and insurance, revenue	$30.7	$35.0	$(4.3)	(12)%
Finance and insurance, cost of sales	$8.6	$14.3	$(5.7)	(40)%
Finance and insurance, gross profit	$22.1	$20.7	$1.4	7%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended March 31, 2024, TCA generated $30.7 million of revenue, consisting primarily of earned premium and $4.2 million from the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the three months ended March 31, 2024, TCA recorded $8.6 million of cost of sales consisting primarily of claims expense, after the elimination of claims paid to affiliated dealerships. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.

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
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2024	% of Gross Profit	2023	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$311.3	41.5%	$278.8	40.0%	$32.6	1.5%
Rent and related expenses	29.8	4.0%	28.4	4.1%	1.4	(0.1)%
Advertising	16.4	2.2%	9.7	1.4%	6.7	0.8%
Other	111.0	14.8%	86.2	12.4%	24.9	2.4%
Selling, general, and administrative expense	$468.6	62.5%	$403.0	57.9%	$65.6	4.6%
Gross profit	$750.0		$696.2

Same Store:
Personnel costs	$260.3	40.8%	$276.9	39.9%	$(16.5)	0.9%
Rent and related expenses	27.8	4.4%	28.2	4.1%	(0.4)	0.3%
Advertising	11.9	1.9%	9.5	1.4%	2.4	0.5%
Other	96.9	15.2%	85.1	12.3%	11.8	2.9%
Selling, general, and administrative expense	$397.0	62.3%	$399.7	57.7%	$(2.7)	4.6%
Gross profit	$637.7		$693.1
SG&A expense as a percentage of gross profit increased 459 basis points from 57.9% for the three months ended March 31, 2023 to 62.5% for the three months ended March 31, 2024, while same store SG&A expense as a percentage of gross profit increased 459 basis points to 62.3% over the same period. The increase in SG&A as a percentage of gross profit on a total company basis during the three months ended March 31, 2024 is primarily the result of higher cost in personnel and other categories in SG&A expense partially offset by higher gross profits for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in SG&A as a percentage of gross profit on the same store basis during the three months ended March 31, 2024 is primarily the result of lower gross profits for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. On a total company basis, SG&A expense increased by $65.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the Koons acquisition in December 2023.
Floor Plan Interest Expense—
Floor plan interest expense increased by $22.2 million to $22.8 million during the three months ended March 31, 2024 compared to $0.6 million during the three months ended March 31, 2023 due to higher levels of new inventory and the lower floor plan offset account balances held during the three months ended March 31, 2024 as compared to three months ended March 31, 2023.
Income Tax Expense—
The $8.4 million (15%) decrease in income tax expense was primarily the result of a $42.7 million (18%) decrease in income before income taxes. For the three months ended March 31, 2024 and 2023, our effective income tax rate was 24.9% and 23.9%, respectively, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation. We currently estimate our effective tax rate for the year ended December 31, 2024 at approximately 25.0%.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2024, we had total available liquidity of $712.3 million, which consisted of cash and cash equivalents of $19.8 million (excluding $9.2 million held by TCA), available funds in our floor plan offset accounts of $205.2 million and $486.0 million of availability under our revolving credit facility and $1.4 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle floor plan facility are limited by borrowing base calculations and, from time-to-time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2024, these financial covenants did not further limit our availability under our other credit facilities.
We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our 2023 Senior Credit Facility, (iv) amounts in our new vehicle floor plan notes payable offset accounts, and (v) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements; commitments and contingencies; debt repayment, maturity and repurchase obligations; acquisitions; capital expenditures; and any operating requirements for at least the next twelve months and the foreseeable future.
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2024.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
During the three months ended March 31, 2024, we repurchased 239,790 shares of our common stock under our repurchase program for a total of $50.0 million. On May 26, 2023, we announced that our Board of Directors authorized a new $250.0 million share repurchase authorization (the "New Share Repurchase Authorization"), which replaced our previous share repurchase authorization. As of March 31, 2024, we had $152.6 million remaining under our New Share Repurchase Authorization.
During the three months ended March 31, 2024, we repurchased 45,399 shares of our common stock for $9.8 million, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Three Months Ended March 31,
	2024	2023
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$177.1	$171.7
Change in Floor Plan Notes Payable—Non-Trade, net	(67.4)	1.4
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	124.0	70.7
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisition and divestitures	(25.0)	0.1
Adjusted cash flow provided by operating activities	$208.7	$243.9
Operating Activities—
Net cash provided by operating activities totaled $177.1 million and $171.7 million, for the three months ended March 31, 2024 and 2023, respectively. Adjusted cash flow provided by operating activities totaled $208.7 million and $243.9 million, for the three months ended March 31, 2024 and 2023, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $35.2 million decrease in adjusted cash flow provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily the result of the following:
•decrease in $19.8 million net income and non-cash adjustments to net income;
•$89.9 million related to a decrease in accounts payable and accrued liabilities; and
•$13.1 million related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2024 as compared to 2023.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•$49.1 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures;
•$34.1 million related to the increase in other current assets, net; and
•$5.3 million increase in other long term assets and liabilities, net.

Investing Activities—
Net cash used in investing activities totaled $13.6 million and $55.2 million for the three months ended March 31, 2024 and 2023, respectively. Capital expenditures, excluding the purchase of real estate, were $25.7 million and $15.2 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, we acquired real estate properties for $67.4 million and also purchased previously leased real estate properties for $11.9 million.
During the three months ended March 31, 2024, we sold one franchise (one dealership location) in Wilmington, Delaware for an aggregate purchase price of $102.0 million.
We purchased $20.1 million and $44.1 million of debt securities during the three months ended March 31, 2024 and 2023, respectively.
We received proceeds of $9.5 million and $3.5 million from the sale of debt securities during the three months ended March 31, 2024 and 2023, respectively. We also received proceeds of $0.6 million from the sale of equity securities during the three months ended March 31, 2023.
We expect that capital expenditures during 2024 will total approximately $200.0 - $225.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $180.2 million and $55.0 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024 and 2023, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.53 billion and $1.80 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $2.63 billion and $1.80 billion, respectively.
During the three months ended March 31, 2024, we had $6.9 million non-trade floor plan repayments associated with divestitures.
Repayments of borrowings totaled $14.7 million and $15.3 million for the three months ended March 31, 2024 and 2023, respectively.
There were $582.8 million borrowings and repayments under our Revolving Credit Facility during the three months ended March 31, 2024.
During the three months ended March 31, 2024, we repurchased 239,790 shares of our common stock under our Repurchase Program for a total of $50.0 million. In addition, we repurchased 45,399 shares of our common stock for $9.8 million from employees in connection with a net share settlement feature of employee equity-based awards. During the three months ended March 31, 2023, we repurchased 110,323 shares of our common stock under our Repurchase Program for a total of $20.7 million and repurchased 45,613 shares of our common stock for $10.9 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2024.

Guarantor Financial Information
As of March 31, 2024, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries"). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
The following tables present summarized financial information for the Company and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among Asbury and the Guarantor Subsidiaries and (ii) assets, liabilities, and equity in earnings from and investments in any non-guarantor subsidiaries.

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries:
	As of
	March 31, 2024	December 31, 2023
	(In millions)
Current assets	$2,881.5	$2,969.8
Current assets - affiliates	$4.8	$4.8
Non-current assets	$6,598.4	$6,382.4

Current liabilities	$2,414.5	$2,470.6
Current liabilities - affiliates	$20.4	$13.0
Non-current liabilities	$3,577.9	$3,595.6
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries:

For the Three Months Ended March 31,
2024
(In millions)
Net sales	$4,179.0
Gross profit	$731.8
Income from operations	$243.3
Net income	$131.9

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $1.70 billion of total variable interest rate debt outstanding as of March 31, 2024 which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, and certain mortgage liabilities, net of interest rate swaps, a 100 basis point change in interest rates could result in a change of as much as $17.0 million to our total annual interest expense in our condensed consolidated statements of income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for primarily as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2024 and 2023 by $23.0 million and $20.8 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have six interest rate swap agreements. Each of these swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. The following table provides information on the attributes of each swap as of March 31, 2024:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$270.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$164.1	$110.6	May 2031
July 2020	$93.5	$74.9	$50.6	December 2028
July 2020	$85.5	$66.7	$57.3	November 2025
June 2015	$100.0	$57.5	$53.1	February 2025
For additional information about the effect of our derivative instruments, see Note 10 "Financial Instruments and Fair Value" within the accompanying condensed consolidated financial statements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2024, as part of our integration activities following the acquisition of the Jim Koons Dealerships (“Koons”) in December 2023, we are evaluating and have begun to implement changes related to Koons’ business process controls, IT general controls and IT infrastructure to more closely align with the standards of the Company’s controls environment. In accordance with our integration efforts, we plan to incorporate Koons’ operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.

We also implemented a new cloud-based human resource information system during the quarter ended March 31, 2024. We implemented new or modified procedures and controls where appropriate and will continue to evaluate the design and operating effectiveness of internal control over financial reporting in subsequent periods.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, see Note 13 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements..
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.
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
Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2024 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
01/01/2024 - 01/31/2024	5	$209.06	—	$202.6
02/01/2024 - 02/29/2024	40,995	$217.47	—	$202.6
03/01/2024 - 03/31/2024	244,189	$208.56	239,790	$152.6
Total	285,189		239,790
On May 26, 2023, our Board of Directors announced that it authorized a new $250.0 million share repurchase authorization (the "New Share Repurchase Authorization"), for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal securities laws and other legal and contractual requirements.
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024.

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

Asbury Automotive Group, Inc.

Date:	April 26, 2024	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	April 26, 2024	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer