Form 10-Q
period 2024-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2024-08-09
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of August 7, 2024 was 19,980,100.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67.2	$45.7
Short-term investments	10.5	6.2
Contracts-in-transit, net	210.2	279.7
Accounts receivable, net	235.2	226.1
Inventories, net	2,066.0	1,768.3
Assets held for sale	206.6	342.2
Other current assets	422.5	388.9
Total current assets	3,218.3	3,057.1
INVESTMENTS	337.6	326.7
PROPERTY AND EQUIPMENT, net	2,423.4	2,315.7
OPERATING LEASE RIGHT-OF-USE ASSETS	228.6	241.8
GOODWILL	2,010.4	2,009.0
INTANGIBLE FRANCHISE RIGHTS	1,957.1	2,095.8
OTHER LONG-TERM ASSETS	130.7	113.3
Total assets	$10,306.0	$10,159.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$102.8	$195.1
Floor plan notes payable—non-trade, net	1,317.3	1,590.6
Current maturities of long-term debt	113.1	84.9
Current maturities of operating leases	26.9	26.2
Accounts payable and accrued liabilities	769.7	748.1
Deferred revenue—current	233.6	228.6
Liabilities associated with assets held for sale	2.0	2.1
Total current liabilities	2,565.5	2,875.7
LONG-TERM DEBT	3,488.2	3,121.2
LONG-TERM LEASE LIABILITY	209.3	222.1
DEFERRED REVENUE	525.8	508.1
DEFERRED INCOME TAXES	137.7	136.4
OTHER LONG-TERM LIABILITIES	48.8	51.7
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 42,044,298 and 42,352,001 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,299.5	1,288.4
Retained earnings	3,048.7	2,961.5
Treasury stock, at cost; 22,064,198 and 22,018,537 shares, respectively	(1,082.5)	(1,067.3)
Accumulated other comprehensive income	64.7	61.1
Total shareholders' equity	3,330.7	3,244.1
Total liabilities and shareholders' equity	$10,306.0	$10,159.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
New vehicle	$2,164.9	$1,942.7	$4,229.1	$3,710.4
Used vehicle	1,308.0	1,107.3	2,664.9	2,233.9
Parts and service	580.9	526.1	1,171.2	1,041.7
Finance and insurance, net	192.4	166.3	382.1	338.9
TOTAL REVENUE	4,246.2	3,742.5	8,447.4	7,324.8
COST OF SALES:
New vehicle	2,009.8	1,757.7	3,911.2	3,346.5
Used vehicle	1,247.0	1,036.4	2,532.0	2,086.0
Parts and service	241.0	234.1	497.2	467.6
Finance and insurance	17.7	1.2	26.3	15.5
TOTAL COST OF SALES	3,515.5	3,029.4	6,966.7	5,915.5
GROSS PROFIT	730.7	713.1	1,480.7	1,409.3
OPERATING EXPENSES:
Selling, general, and administrative	476.5	408.6	945.1	811.6
Depreciation and amortization	18.2	16.8	36.9	33.5
Asset impairments	135.4	—	135.4	—
INCOME FROM OPERATIONS	100.5	287.7	363.3	564.2
OTHER EXPENSES (INCOME):
Floor plan interest expense	21.0	0.8	43.8	1.5
Other interest expense, net	45.1	39.3	89.2	76.6
Gain on dealership divestitures	(3.6)	(13.5)	(3.6)	(13.5)
Total other expenses, net	62.5	26.6	129.4	64.6
INCOME BEFORE INCOME TAXES	38.0	261.1	233.9	499.6
Income tax expense	9.9	64.8	58.7	121.9
NET INCOME	$28.1	$196.4	$175.2	$377.7
EARNINGS PER SHARE:
Basic—
Net income	$1.40	$9.37	$8.66	$17.78
Diluted—
Net income	$1.39	$9.34	$8.64	$17.70
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20.1	20.9	20.2	21.2
Restricted stock	0.1	—	—	—
Performance share units	—	0.1	0.1	0.1
Diluted	20.2	21.0	20.3	21.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$28.1	$196.4	$175.2	$377.7
Other comprehensive income:
Change in fair value of cash flow swaps	(0.6)	17.0	9.4	(2.4)
Income tax benefit (expense) associated with cash flow swaps	0.1	(4.1)	(2.3)	0.6
Unrealized losses on available-for-sale debt securities	(1.6)	(4.2)	(4.3)	(1.7)
Income tax benefit associated with available-for-sale debt securities	0.3	1.0	0.9	0.5
Comprehensive income	$26.4	$206.0	$178.8	$374.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.1	$3,244.1
Comprehensive Income:
Net income	—	—	—	147.1	—	—	—	147.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.5 million tax expense	—	—	—	—	—	—	7.5	7.5
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.6 million tax benefit	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	147.1	—	—	5.3	152.4
Share-based compensation	—	—	10.5	—	—	—	—	10.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,845	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	239,790	(50.4)	—	(50.4)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,399	(9.8)	—	(9.8)
Retirement of common stock	(239,790)	—	(2.9)	(47.1)	(239,790)	50.0	—	—
Balances, March 31, 2024	42,236,056	$0.4	$1,296.1	$3,061.5	22,063,936	$(1,077.5)	$66.4	$3,346.9
Comprehensive Income:
Net income	—	—	—	28.1	—	—	—	28.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.1 million tax benefit	—	—	—	—	—	—	(0.4)	(0.4)
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.3 million tax benefit	—	—	—	—	—	—	(1.3)	(1.3)
Comprehensive income	—	—	—	28.1	—	—	(1.7)	26.4
Share-based compensation	—	—	5.7	—	—	—	—	5.7
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	841	—	—	—			—	—
Share repurchases	—	—	—	—	192,599	(48.2)	—	(48.2)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	262	(0.1)	—	(0.1)
Retirement of common stock	(192,599)	—	(2.3)	(40.9)	(192,599)	43.2	—	—
Balances, June 30, 2024	42,044,298	$0.4	$1,299.5	$3,048.7	22,064,198	$(1,082.5)	$64.7	$3,330.7

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	181.4	—	—	—	181.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.7 million tax benefit	—	—	—	—	—	—	(14.6)	(14.6)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	2.0	2.0
Comprehensive income	—	—	—	181.4	—	—	(12.6)	168.7
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	120,575	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	110,323	(20.7)	—	(20.7)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,613	(10.9)	—	(10.9)
Retirement of common stock	(164,527)	—	(2.0)	(28.2)	(164,527)	30.2	—	—
Balances, March 31, 2023	43,549,857	$0.4	$1,288.0	$2,763.3	22,015,888	$(1,064.3)	$61.8	$3,049.2
Comprehensive Income:
Net income	—	—	—	196.4	—	—	—	196.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.1 million tax expense	—	—	—	—	—	—	12.8	12.8
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $1.0 million tax benefit	—	—	—	—	—	—	(3.2)	(3.2)
Comprehensive income	—	—	—	196.4	—	—	9.6	206.0
Share-based compensation	—	—	5.5	—	—	—	—	5.5
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	1,043	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	959,803	(192.1)	—	(192.1)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	379	(0.1)	—	(0.1)
Retirement of common stock	(959,803)	—	(11.6)	(178.5)	(959,803)	190.1	—	—
Balances, June 30, 2023	42,591,097	$0.4	$1,282.0	$2,781.1	22,016,267	$(1,066.4)	$71.4	$3,068.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$175.2	$377.7
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	36.9	33.5
Share-based compensation	16.2	14.1
Deferred income taxes	(0.1)	2.2
Asset impairments	135.4	—
Gains on investments	(0.3)	(3.3)
Loaner vehicle amortization	23.9	13.4
Gain on divestitures	(3.6)	(13.5)
Change in right-of-use assets	14.3	12.4
Other adjustments, net	6.1	1.5
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	69.5	53.6
Accounts receivable, net	(9.5)	(3.3)
Inventories	(307.0)	(242.6)
Other current assets, net	(54.2)	(69.1)
Floor plan notes payable—trade, net	(92.3)	(1.7)
Deferred revenue	22.7	0.2
Accounts payable and accrued liabilities	14.3	64.1
Operating lease liabilities	(13.3)	(12.9)
Other long-term assets and liabilities, net	(11.4)	(4.6)
Net cash provided by operating activities	22.7	221.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(65.4)	(40.8)
Capital expenditures—real estate	(67.4)	—
Purchase of previously leased real estate	(11.9)	—
Acquisitions	(4.7)	—
Proceeds from dealership divestitures	149.3	30.7
Purchases of debt securities—available-for-sale	(39.4)	(124.2)
Proceeds from the sale of debt securities—available-for-sale	21.5	17.7
Proceeds from the sale of equity securities	—	51.8
Proceeds from the sale of assets	—	2.3
Net cash used in investing activities	(18.0)	(62.5)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	4,834.1	3,719.2
Floor plan repayments—non-trade	(5,081.3)	(3,722.0)
Floor plan repayments—non-trade—divestitures	(26.1)	—
Repayments of borrowings	(37.6)	(82.8)
Proceeds from revolving credit facility	1,013.5	—
Repayments of revolving credit facility	(582.8)	—
Purchases of treasury stock	(93.2)	(220.3)
Repurchases of common stock, associated with net share settlements of employee share-based awards	(9.9)	(11.0)
Net cash provided by (used in) financing activities	16.7	(316.9)
Net increase (decrease) in cash and cash equivalents	21.5	(157.8)
CASH AND CASH EQUIVALENTS, beginning of period	45.7	235.3
CASH AND CASH EQUIVALENTS, end of period	$67.2	$77.5

See Note 12 "Supplemental Cash Flow Information" for further details
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
As of June 30, 2024, we owned and operated 204 new vehicle franchises (155 dealership locations), representing 31 brands of automobiles, and 37 collision centers in 15 states. For the six months ended June 30, 2024, our new vehicle revenue brand mix consisted of 29% luxury, 41% imports and 29% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and Total Care Auto, Powered by Landcar ("TCA"). The Company reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
During the three months ended June 30, 2024 and 2023, the Company repurchased 192,599 and 959,803 shares and retired 192,599 and 959,803 shares, of our common stock under our share repurchase program, respectively. During the six months ended June 30, 2024 and 2023, the Company repurchased 432,389 and 1,070,126 shares and retired 432,389 and 1,124,330, shares, of our common stock under our share repurchase program, respectively. The cash paid for these share repurchases was $93.2 million and $210.7 million for the six months ended June 30, 2024 and 2023, respectively.

On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of June 30, 2024, the Company had $365.6 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without further notice.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 145 and 714 restricted share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended June 30, 2024 and 2023, respectively. The Company did not exclude any performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024 and 2023, the Company excluded 2,865 and 3,947 restricted share units and 23 and 0 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers for the three and six months ended June 30, 2024 and 2023 consists of the following:

	For the Three Months Ended June 30,
	2024	2023
	(In millions)
Revenue:
New vehicle	$2,164.9	$1,942.7
Used vehicle retail	1,167.2	1,013.3
Used vehicle wholesale	140.9	94.0
New and used vehicle	3,472.9	3,050.0
Sale of vehicle parts and accessories	125.2	123.9
Vehicle repair and maintenance services	455.6	402.2
Parts and services	580.9	526.1
Finance and insurance, net	192.4	166.3
Total revenue	$4,246.2	$3,742.5

	For the Six Months Ended June 30,
	2024	2023
	(In millions)
Revenue:
New vehicle	$4,229.1	$3,710.4
Used vehicle retail	2,358.5	2,034.9
Used vehicle wholesale	306.4	198.9
New and used vehicle	6,894.1	5,944.2
Sale of vehicle parts and accessories	258.9	250.0
Vehicle repair and maintenance services	912.3	791.7
Parts and service	1,171.2	1,041.7
Finance and insurance, net	382.1	338.9
Total revenue	$8,447.4	$7,324.8
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Balance as of January 1, 2024	$20.5	$13.8	$68.4	$102.7
Transferred to receivables from contract assets recognized at the beginning of the period	(20.5)	(2.2)	—	(22.7)
Amortization of costs to obtain a contract with a customer	—	—	(4.1)	(4.1)
Costs incurred to obtain a contract with a customer	—	—	10.6	10.6
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	18.9	1.9	—	20.8
Balance as of March 31, 2024	$18.9	$13.5	$74.9	$107.3

Contract Assets (current), March 31, 2024	18.9	13.5	20.2	52.6
Contract Assets (long-term), March 31, 2024	—	—	54.7	54.7

Transferred to receivables from contract assets recognized at the beginning of the period	(18.9)	(2.6)	—	(21.5)
Amortization of costs to obtain a contract with a customer	—	—	(4.6)	(4.6)
Costs incurred to obtain a contract with a customer	—	—	10.4	10.4
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	19.7	2.4	—	22.1
Balance as of June 30, 2024	$19.7	$13.3	$80.7	$113.7

Contract Assets (current), June 30, 2024	19.7	13.3	21.7	54.7
Contract Assets (long-term), June 30, 2024	—	—	59.0	59.0
Deferred Revenue
The condensed consolidated balance sheets reflect $759.4 million and $736.7 million of deferred revenue as of June 30, 2024 and December 31, 2023, respectively. Approximately $128.8 million of deferred revenue at December 31, 2023 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the six months ended June 30, 2024.
3. ACQUISITIONS AND DIVESTITURES
Koons Acquisition
On December 11, 2023, we completed the acquisition of the Jim Koons Dealerships ("Koons"). The results of the Jim Koons Dealerships have been included in our consolidated financial statements since that date.
As a result of the Koons acquisition, we acquired 20 new vehicle dealerships, six collision centers and the real property related thereto, for a total purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $100.9 million of assets held for sale related to Koons Lexus of Wilmington. The preliminary purchase price was paid in cash.

The sources of the preliminary purchase consideration are as follows:

(In millions)
Cash	$941.3
New vehicle floor plan facility	256.1
Used vehicle floor plan facility	307.1
Preliminary purchase price	$1,504.5
Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$310.6
Other current assets	13.7
Assets held for sale	100.9
Total current assets	425.2
Property and equipment, net	418.3
Goodwill	238.9
Intangible franchise rights	430.3
Operating lease right-of-use assets	11.2
Total assets acquired	$1,523.9
Liabilities
Operating lease liabilities	$11.2
Other liabilities	8.2
Total liabilities assumed	19.4
Net assets acquired	$1,504.5
The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Koons. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to the following significant items: (i) finalizing the review and valuation of inventory, land, land improvements, buildings and non-real property and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, and (ii) finalizing the review and valuation of manufacturer franchise rights (including key assumptions, inputs and estimates). As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period. Measurement period adjustments recorded during the six months ended June 30, 2024 and their related effects on our consolidated statement of income were not material.
On a preliminary basis, approximately $430.3 million of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $238.9 million was recognized and is primarily attributable to the anticipated synergies that Asbury expects to derive from the Koons acquisition as well as the acquired assembled workforce of the Koons dealerships.
The Company's consolidated statement of income for the six months ended June 30, 2024 included revenue and net income attributable to the Jim Koons Dealerships of $1,406.7 million and $49.2 million, respectively.

Other Acquisitions and Divestitures
There were no acquisitions during the six months ended June 30, 2024 and 2023.
During the six months ended June 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $3.6 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures.
During the six months ended June 30, 2023, we sold one Acura franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(In millions)
Vehicle receivables	$87.3	$72.5
Manufacturer receivables	60.6	68.0
Other receivables	90.3	88.1
Total accounts receivable	238.2	228.6
Less—Allowance for credit losses	(3.0)	(2.6)
Accounts receivable, net	$235.2	$226.1
5. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(In millions)
New vehicles	$1,540.2	$1,252.5
Used vehicles	378.0	373.1
Parts and accessories	147.8	142.7
Total inventories, net (a)	$2,066.0	$1,768.3
___________________________
(a) Inventories, net as of June 30, 2024 and December 31, 2023, excluded $58.4 million and $84.5 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventories by $8.3 million and $8.8 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, certain automobile manufacturer incentives reduced new vehicle inventory cost by $10.6 million and $8.3 million, respectively, and reduced new vehicle cost of sales for the six months ended June 30, 2024 and 2023 by $53.3 million and $46.4 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate not currently used in our operations that we are actively marketing to sell.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30, 2024	December 31, 2023
	(In millions)
Assets:
Inventory	$58.4	$84.5
Loaners, net	1.1	4.5
Property and equipment, net	110.8	136.6
Operating lease right-of-use assets	2.0	2.1
Goodwill	3.7	26.1
Franchise rights	30.5	88.5
Total assets held for sale	206.6	342.2
Liabilities:
Current maturities of operating leases	0.2	0.2
Operating lease liabilities	1.8	1.9
Total liabilities associated with assets held for sale	2.0	2.1
Net assets held for sale	$204.5	$340.1
As of June 30, 2024, assets held for sale consisted of 8 franchises (8 dealership locations) in addition to one real estate property not currently used in our operations.
As of December 31, 2023, assets held for sale consisted of 11 franchises (11 dealership locations) in addition to one real estate property not currently used in our operations.
7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$10.6	$—	$(0.1)	$10.5
U.S. Treasury	17.1	—	(0.3)	16.9
Municipal	29.5	—	(0.5)	29.1
Corporate	149.2	0.6	(1.8)	148.0
Mortgage and other asset-backed securities	144.6	0.7	(1.6)	143.7
Total investments	$351.1	$1.3	$(4.3)	$348.1

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$6.3	$—	$(0.1)	$6.2
U.S. Treasury	13.6	0.1	(0.1)	13.5
Municipal	30.1	0.2	(0.2)	30.1
Corporate	131.5	1.6	(0.9)	132.2
Mortgage and other asset-backed securities	150.1	1.6	(0.9)	150.9
Total investments	$331.6	$3.5	$(2.2)	$332.9
As of June 30, 2024 and December 31, 2023, the Company had $2.7 million and $2.5 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of June 30, 2024
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$10.6	$10.5
Due in 1-5 years	122.9	121.6
Due in 6-10 years	72.9	72.3
Total by maturity	206.5	204.4
Mortgage and other asset-backed securities	144.6	143.7
Total investment securities	$351.1	$348.1
There were no gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended June 30, 2024. There were no gross losses and $0.3 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the six months ended June 30, 2024.
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
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2024.

	As of June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$8.1	$(0.1)	$8.1	$(0.1)
U.S. Treasury	4.0	—	8.2	(0.2)	12.2	(0.3)
Municipal	2.3	—	22.5	(0.5)	24.8	(0.5)
Corporate	22.7	(0.2)	81.9	(1.6)	104.6	(1.8)
Mortgage and other asset-backed securities	22.0	(0.3)	59.5	(1.3)	81.6	(1.6)
Total debt securities	$51.0	$(0.5)	$180.3	$(3.8)	$231.3	$(4.3)

	As of December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$6.0	$(0.1)	$6.0	$(0.1)
U.S. Treasury	3.4	(0.1)	5.0	(0.1)	8.5	(0.1)
Municipal	6.4	(0.1)	10.4	(0.1)	16.8	(0.2)
Corporate	11.4	(0.1)	48.0	(0.8)	59.4	(0.9)
Mortgage and other asset-backed securities	29.8	(0.4)	33.1	(0.5)	62.9	(0.9)
Total debt securities	$51.1	$(0.7)	$102.5	$(1.6)	$153.6	$(2.2)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three and six months ended June 30, 2024.
8. GOODWILL AND INTANGIBLE FRANCHISE RIGHTS
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
Based on the underperformance of certain stores, limited primarily to one brand, we performed quantitative impairment tests of franchise rights for certain stores in our Dealerships segment in the second quarter of 2024. The quantitative impairment tests for franchise rights included a comparison of the estimated fair value to the carrying value of each franchise right asset. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions related to the cash flows directly attributable to the franchise. These assumptions include year-over-year and terminal growth rates, weighted average cost of capital, future gross margins, and future selling, general, and administrative expenses.
The results of the quantitative impairment testing for certain franchise rights in the second quarter of 2024 identified that the carrying values of certain of our franchise rights intangible assets exceeded their fair value. As a result, we recognized a $134.1 million pre-tax non-cash impairment charge during the three months ended June 30, 2024.
The stores with franchise rights impairments in the second quarter of 2024 primarily related to our Arizona and Utah reporting units within our Dealerships segment. Therefore, we performed quantitative impairment assessments of goodwill for these two reporting units in the second quarter of 2024. The results of our quantitative assessments indicated that the carrying value of goodwill related to the Arizona and Utah reporting units did not exceed their fair value.
We also recorded a goodwill impairment charge of $1.3 million during the three months ended June 30, 2024 related to one dealership that met the assets held for sale criteria in June 2024. The quantitative impairment test of the disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less cost to sell.
9. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(In millions)
Floor plan notes payable—trade	$301.5	$245.6
Floor plan notes payable offset account	(198.7)	(50.5)
Floor plan notes payable—trade, net	$102.8	$195.1

Floor plan notes payable—new non-trade	$1,530.0	$1,328.1
Floor plan notes payable—used non-trade	—	307.1
Floor plan notes payable offset account	(212.7)	(44.7)
Floor plan notes payable—non-trade, net	$1,317.3	$1,590.6
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America as of June 30, 2024 and December 31, 2023 were $132.3 million and $127.2 million, respectively. Loaner vehicles notes payable related to OEMs as of June 30, 2024 and December 31, 2023 were $103.9 million and $111.9 million, respectively.

10. DEBT
Long-term debt consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	30.8	31.9
2021 Real Estate Facility	597.2	614.4
2021 BofA Real Estate Facility	162.2	165.9
2018 Bank of America Facility	39.8	50.3
2018 Wells Fargo Master Loan Facility	69.5	72.0
2015 Wells Fargo Master Loan Facility	34.6	37.2
2023 Syndicated Revolving Credit Facility	430.7	—
Finance lease liability	8.4	8.4
Total debt outstanding	3,623.1	3,230.1
Add—unamortized premium on 4.50% Senior Notes due 2028	0.6	0.6
Add—unamortized premium on 4.75% Senior Notes due 2030	1.2	1.3
Less—debt issuance costs	(23.6)	(25.9)
Long-term debt, including current portion	3,601.3	3,206.2
Less—current portion, net of current portion of debt issuance costs	(113.1)	(84.9)
Long-term debt	$3,488.2	$3,121.2
11. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
A summary of the carrying values and fair values of our subordinated long-term debt is as follows:

	As of
	June 30, 2024	December 31, 2023
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$403.1	$402.8
4.625% Senior Notes due 2029	791.2	790.4
4.75% Senior Notes due 2030	442.5	442.2
5.00% Senior Notes due 2032	592.6	592.3
Total carrying value	$2,229.4	$2,227.7

Fair Value:
4.50% Senior Notes due 2028	$383.7	$384.8
4.625% Senior Notes due 2029	740.0	744.0
4.75% Senior Notes due 2030	411.6	410.3
5.00% Senior Notes due 2032	543.0	546.0
Total fair value	$2,078.3	$2,085.1

Interest Rate Swap Agreements
We currently have six interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. The following table provides information on the attributes of each swap as of June 30, 2024:

Inception Date	Notional Principal at Inception	Notional Value as of June 30, 2024	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$266.3	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$162.2	$110.6	May 2031
July 2020	$93.5	$73.6	$50.6	December 2028
July 2020	$85.5	$65.3	$57.3	November 2025
June 2015	$100.0	$56.1	$53.1	February 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 inputs. The fair value of our swaps was an $89.2 million and $79.8 million asset as of June 30, 2024 and December 31, 2023, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	June 30, 2024	December 31, 2023
	(In millions)
Other current assets	$28.3	$27.5
Other long-term assets	60.9	52.3
Total fair value	$89.2	$79.8
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

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$8.1	Other interest expense, net	$(8.7)
2023	$8.3	Other interest expense, net	$(8.7)

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$27.2	Other interest expense, net	$(17.8)
2023	$(18.8)	Other interest expense, net	$(16.4)
 On the basis of yield curve conditions as of June 30, 2024 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $28.3 million.
Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$3.8	$—	$—	$3.8
Short-term investments	0.2	10.3	—	10.5
U.S. Treasury	16.9	—	—	16.9
Municipal	—	29.1	—	29.1
Corporate	—	148.0	—	148.0
Mortgage and other asset-backed securities	—	143.7	—	143.7
Total	$17.1	$331.0	$—	$348.1

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$4.8	$—	$—	$4.8
Short-term investments	2.0	4.2	—	6.2
U.S. Treasury	13.5	—	—	13.5
Municipal	—	30.1	—	30.1
Corporate	—	132.2	—	132.2
Mortgage and other asset-backed securities	—	150.9	—	150.9
Total	$15.5	$317.4	$—	$332.9
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

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$(1.4)	Revenue-Finance and insurance, net	$0.2
2023	$(4.1)	Revenue-Finance and insurance, net	$0.1

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$(4.0)	Revenue-Finance and insurance, net	$0.3
2023	$(1.5)	Revenue-Finance and insurance, net	$0.2
12. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2024 and 2023, we made interest payments, including amounts capitalized, totaling $131.8 million and $73.2 million, respectively.
During the six months ended June 30, 2024 and 2023, we made income tax payments, net of refunds received, totaling $63.8 million and $127.4 million, respectively.
During the six months ended June 30, 2024 and 2023, we transferred $232.3 million and $197.9 million, respectively, of loaner vehicles from other current assets to inventories on our condensed consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying consolidated statements of cash flows.

13. SEGMENT INFORMATION
As of June 30, 2024, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.

TCA's vehicle protection products are sold through affiliated dealerships and the revenue from the related commissions is included in finance and insurance, net revenue in the Dealerships segment before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. The associated service revenue and costs recorded by the Dealerships segment and claims expense recorded by the TCA segment are eliminated in consolidation.
Reportable segment financial information for the three and six months ended June 30, 2024 and 2023, are as follows:

	Three Months Ended June 30, 2024
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$4,219.5	$75.4	$(48.7)	$4,246.2
Gross profit	$706.8	$20.1	$3.8	$730.7

	Three Months Ended June 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,718.8	$70.1	$(46.4)	$3,742.5
Gross profit	$686.0	$19.6	$7.5	$713.1

	Six Months Ended June 30, 2024
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$8,398.5	$149.5	$(100.6)	$8,447.4
Gross profit	$1,438.6	$41.2	$0.9	$1,480.7

	Six Months Ended June 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$7,275.1	$140.7	$(91.0)	$7,324.8
Gross profit	$1,365.6	$40.8	$2.9	$1,409.3

Total assets by segment as of June 30, 2024 and December 31, 2023 are as follows:

	As of June 30, 2024
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$9,239.2	$1,010.9	$55.8	$10,306.0

	As of December 31, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$9,199.4	$913.9	$46.1	$10,159.4
14. COMMITMENTS AND CONTINGENCIES
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
We had $13.3 million of letters of credit outstanding as of June 30, 2024, which are required by certain of our insurance providers. In addition, as of June 30, 2024, we maintained a $21.3 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.

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
•our estimated future capital expenditures, which can be impacted by increasing prices and labor shortages and acquisitions and divestitures; and
•the impact of the CDK Global cyber incident.
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
•our ability to leverage scale and cost structure to improve operating efficiencies across our dealership portfolio; and
•the completion of our investigation into the CDK Global cyber incident and the ultimate results of CDK Global's and our containment and remediation efforts.
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
OVERVIEW
We are one of the largest automotive retailers in the United States. As of June 30, 2024, through our Dealerships segment, we owned and operated 204 new vehicle franchises (155 dealership locations), representing 31 brands of automobiles, and 37 collision centers within 15 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both independent third parties and TCA. The F&I products offered by TCA are sold through affiliated dealerships. For the six months ended June 30, 2024, our new vehicle revenue brand mix consisted of 29% luxury, 41% imports and 29% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
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
CDK Outage
During June 2024, one of the Company’s vendors (CDK Global) experienced a cyber-incident impacting certain services provided to the Company and many other automotive retailers, including the Company’s sales, service, inventory, customer relationship management, and accounting functions. Upon discovery of the incident, we took immediate precautionary steps to protect our systems. Beginning on June 19, 2024, the outage affected all Asbury locations, with the exception of our Koons stores which utilize a different dealer management system. All functions of CDK were not fully restored for us until July 8, 2024, with other plug-ins and bolt-on applications coming back online in the weeks thereafter. The CDK outage had a negative impact on our financial results during the quarter ended June 30, 2024 as a result of fewer new and used vehicle sales, which also impacted our F&I business, a reduction in parts and service volumes and certain one-time expenses related to our recovery efforts.
We have cybersecurity insurance coverage of $15.0 million, with a $2.5 million deductible. The likelihood and timing of recovering some portion of our losses through insurance or other recoveries is difficult to predict. The insurance recoveries we receive, if any, may not occur for several quarters or longer.
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
Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the six months ended June 30, 2024 was $8.45 billion, compared to $7.32 billion for the prior year.
•Consolidated gross profit for the six months ended June 30, 2024 was $1.48 billion, compared to $1.41 billion for the prior year.
•The increase in consolidated revenue and gross profit is primarily due to the effects of the Koons acquisition, offset by the negative impact of the CDK outage in June 2024 as well as lower gross profit per vehicle sold for both new and used vehicles as margins continue to shift downward from the historic highs in recent years.
•Our capital allocation priorities were supported by the repurchase of 432,389 shares for $93.2 million during the six months ended June 30, 2024.

CONSOLIDATED RESULTS OF OPERATIONS
The Company's operating results for the three and six months ended June 30, 2024 include the results of the Koons dealerships acquired in the fourth quarter of 2023. Accordingly, the increases in revenue and gross profit for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 are largely a result of this acquisition. Additionally, during the three months ended June 30, 2024, we recorded asset impairments of $135.4 million related to franchise rights impairments for certain underperforming stores, limited primarily to one brand.
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
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,164.9	$1,942.7	$222.2	11%
Used vehicle	1,308.0	1,107.3	200.7	18%
Parts and service	580.9	526.1	54.7	10%
Finance and insurance, net	192.4	166.3	26.0	16%
TOTAL REVENUE	4,246.2	3,742.5	503.7	13%
GROSS PROFIT:
New vehicle	155.1	185.0	(29.9)	(16)%
Used vehicle	61.0	70.9	(9.8)	(14)%
Parts and service	339.9	292.0	47.9	16%
Finance and insurance, net	174.7	165.2	9.5	6%
TOTAL GROSS PROFIT	730.7	713.1	17.6	2%
OPERATING EXPENSES:
Selling, general, and administrative	476.5	408.6	68.0	17%
Depreciation and amortization	18.2	16.8	1.5	9%
Asset impairments	135.4	—	135.4	NM
INCOME FROM OPERATIONS	100.5	287.7	(187.2)	(65)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	21.0	0.8	20.2	NM
Other interest expense, net	45.1	39.3	5.8	15%
Gain on dealership divestitures	(3.6)	(13.5)	9.9	NM
Total other expenses, net	62.5	26.6	35.9	135%
INCOME BEFORE INCOME TAXES	38.0	261.1	(223.1)	(85)%
Income tax expense	9.9	64.8	(54.9)	(85)%
NET INCOME	$28.1	$196.4	$(168.2)	(86)%
Net income per common share—Diluted	$1.39	$9.34	$(7.95)	(85)%
______________________________
NM—Not Meaningful

	For the Three Months Ended June 30,
	2024	2023
REVENUE MIX PERCENTAGES:
New vehicle	51.0%	51.9%
Used vehicle retail	27.5%	27.1%
Used vehicle wholesale	3.3%	2.5%
Parts and service	13.7%	14.1%
Finance and insurance, net	4.5%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	21.2%	25.9%
Used vehicle retail	7.7%	9.2%
Used vehicle wholesale	0.6%	0.7%
Parts and service	46.5%	41.0%
Finance and insurance, net	23.9%	23.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.2%	19.1%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	65.2%	57.3%
Total revenue during the second quarter of 2024 increased by $503.7 million (13%) compared to the second quarter of 2023, due to a $222.2 million (11%) increase in new vehicle revenue, a $200.7 million (18%) increase in used vehicle revenue, a $54.7 million (10%) increase in parts and service revenue and a $26.0 million (16%) increase in F&I, net revenue. During the three months ended June 30, 2024, gross profit increased by $17.6 million (2%) driven by a $47.9 million (16%) increase in parts and service gross profit and a $9.5 million (6%) increase in F&I gross profit partially offset by a $29.9 million (16%) decrease in new vehicle gross profit and a $9.8 million (14%) decrease in used vehicle gross profit. The increase in revenue and gross profit is largely attributable to the Koons acquisition and is offset by the negative impact of the CDK outage. The CDK outage had a negative impact on our financial results during the quarter ended June 30, 2024 as a result of fewer new and used vehicle sales, which also impacted our F&I business, and a reduction in parts and service volumes.
Income from operations during the second quarter of 2024 decreased by $187.2 million (65%) compared to the second quarter of 2023, primarily due to $135.4 million in asset impairments and a $68.0 million (17%) increase in SG&A expense, partially offset by $17.6 million (2%) increase in gross profit.
Total other expenses, net increased by $35.9 million (135%) during the second quarter of 2024 as compared to the second quarter of 2023, primarily as a result of a $20.2 million increase in floor plan interest expense and a $9.9 million decrease in gain on dealership divestitures. Income before income taxes decreased $223.1 million (85%) to $38.0 million for the three months ended June 30, 2024. Overall, net income decreased by $168.2 million (86%) during the second quarter of 2024 as compared to the second quarter of 2023.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$630.0	$630.6	$(0.6)	—%
Import	900.2	768.0	132.2	17%
Domestic	634.6	544.0	90.6	17%
Total new vehicle revenue	$2,164.9	$1,942.7	$222.2	11%
Gross profit:
Luxury	$59.6	$69.5	$(9.9)	(14)%
Import	58.7	72.3	(13.6)	(19)%
Domestic	36.8	43.2	(6.4)	(15)%
Total new vehicle gross profit	$155.1	$185.0	$(29.9)	(16)%
New vehicle units:
Luxury	8,719	8,925	(206)	(2)%
Import	22,663	19,967	2,696	14%
Domestic	11,297	9,368	1,929	21%
Total new vehicle units	42,679	38,260	4,419	12%

Same Store:
Revenue:
Luxury	$612.1	$631.9	$(19.8)	(3)%
Import	746.1	757.1	(11.0)	(1)%
Domestic	456.3	538.5	(82.1)	(15)%
Total new vehicle revenue	$1,814.5	$1,927.4	$(112.9)	(6)%
Gross profit:
Luxury	$58.8	$69.2	$(10.5)	(15)%
Import	45.3	71.6	(26.3)	(37)%
Domestic	25.6	43.0	(17.4)	(40)%
Total new vehicle gross profit	$129.7	$183.8	$(54.1)	(29)%
New vehicle units
Luxury	8,484	8,910	(426)	(5)%
Import	18,982	19,680	(698)	(4)%
Domestic	8,068	9,303	(1,235)	(13)%
Total new vehicle units	35,534	37,893	(2,359)	(6)%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per new vehicle sold	$50,725	$50,776	$(52)	—%
Gross profit per new vehicle sold	$3,633	$4,835	$(1,202)	(25)%
New vehicle gross margin	7.2%	9.5%	(2.4)%

Luxury:
Gross profit per new vehicle sold	$6,830	$7,785	$(955)	(12)%
New vehicle gross margin	9.5%	11.0%	(1.6)%
Import:
Gross profit per new vehicle sold	$2,590	$3,622	$(1,032)	(28)%
New vehicle gross margin	6.5%	9.4%	(2.9)%
Domestic:
Gross profit per new vehicle sold	$3,260	$4,612	$(1,352)	(29)%
New vehicle gross margin	5.8%	7.9%	(2.1)%

Same Store:
Revenue per new vehicle sold	$51,064	$50,866	$199	—%
Gross profit per new vehicle sold	$3,649	$4,851	$(1,201)	(25)%
New vehicle gross margin	7.1%	9.5%	(2.4)%

Luxury:
Gross profit per new vehicle sold	$6,926	$7,768	$(842)	(11)%
New vehicle gross margin	9.6%	11.0%	(1.4)%
Import:
Gross profit per new vehicle sold	$2,387	$3,639	$(1,252)	(34)%
New vehicle gross margin	6.1%	9.5%	(3.4)%
Domestic:
Gross profit per new vehicle sold	$3,174	$4,620	$(1,446)	(31)%
New vehicle gross margin	5.6%	8.0%	(2.4)%
For the three months ended June 30, 2024, new vehicle revenue increased by $222.2 million (11%) due to a $132.2 million (17%) increase in import brands revenue and a $90.6 million (17%) increase in domestic brands revenue, partially offset by a $0.6 million decrease in luxury brands revenue. Same store new vehicle revenue decreased by $112.9 million (6%) primarily driven by a $82.1 million (15%) decrease in domestic brands revenue, a $19.8 million (3%) decrease in luxury brands revenue and an $11.0 million (1%) decrease in import brands revenue.
For the three months ended June 30, 2024, new vehicle gross profit and same store new vehicle gross profit decreased by $29.9 million (16%) and $54.1 million (29%), respectively. Same store new vehicle gross margin for the three months ended June 30, 2024 decreased 239 basis points to 7.1%. A similar decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years. Additionally, the CDK outage had a negative impact on our new vehicle revenue and gross profit during the quarter ended June 30, 2024 as a result of fewer new vehicle sales.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended June 30, 2024 was approximately 15.6 million which increased as compared to approximately 15.5 million during the three months ended June 30, 2023. The increase in SAAR period over period reflects higher inventory supply coupled with continued consumer demand for new vehicles but new vehicle sales volumes were tempered by the CDK cyber-security incident which impacted industry wide sales in the latter part of June. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.
Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,167.2	$1,013.3	$153.9	15%
Used vehicle wholesale revenue	140.9	94.0	46.9	50%
Used vehicle revenue	$1,308.0	$1,107.3	$200.7	18%
Gross profit:
Used vehicle retail gross profit	$56.4	$65.8	$(9.4)	(14)%
Used vehicle wholesale gross profit	4.6	5.1	(0.4)	(8)%
Used vehicle gross profit	$61.0	$70.9	$(9.8)	(14)%
Used vehicle retail units:
Used vehicle retail units	38,534	31,623	6,911	22%

Same Store:
Revenue:
Used vehicle retail revenue	$926.9	$1,001.8	$(75.0)	(7)%
Used vehicle wholesale revenue	103.6	92.8	10.8	12%
Used vehicle revenue	$1,030.5	$1,094.7	$(64.2)	(6)%
Gross profit:
Used vehicle retail gross profit	$47.2	$64.9	$(17.8)	(27)%
Used vehicle wholesale gross profit	2.8	5.0	(2.2)	(45)%
Used vehicle gross profit	$49.9	$69.9	$(20.0)	(29)%
Used vehicle retail units:
Used vehicle retail units	30,371	31,141	(770)	(2)%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per used vehicle retailed	$30,289	$32,044	$(1,754)	(5)%
Gross profit per used vehicle retailed	$1,463	$2,081	$(618)	(30)%
Used vehicle retail gross margin	4.8%	6.5%	(1.7)%

Same Store:
Revenue per used vehicle retailed	$30,518	$32,171	$(1,653)	(5)%
Gross profit per used vehicle retailed	$1,553	$2,085	$(532)	(26)%
Used vehicle retail gross margin	5.1%	6.5%	(1.4)%
Used vehicle revenue increased by $200.7 million (18%) compared to the same period of the prior year, primarily due to a $153.9 million (15%) increase in used vehicle retail revenue and a $46.9 million (50%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $64.2 million (6%) largely due to a $75.0 million (7%) decrease in used vehicle retail revenue, partially offset by a $10.8 million (12%) increase in used vehicle wholesale revenue. Total used vehicle retail unit sales increased by 22% due to the Koons acquisition while same store retail used vehicle unit sales decreased by 2% during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Revenue per used vehicle retailed have continued to contract as seen in the second quarter of 2024, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. For the three months ended June 30, 2024, total Company and same store used vehicle retail gross profit margins decreased by 166 basis points and 139 basis points, respectively, as compared to the three months ended June 30, 2023. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by a tighter market for used vehicles during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
For the three months ended June 30, 2024, used vehicle retail gross profit margins decreased from 6.5% to 4.8% and 6.5% to 5.1% respectively, for all stores and on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit decreased $9.4 million (14%) for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 and decreased $17.8 million (27%) on a same store basis for the same periods. On a total company basis our gross profit per used vehicle retailed decreased $618 (30%), and on a same store basis, our gross profit per used vehicle retailed decreased $532 (26%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices. Additionally, the CDK outage had a negative impact on our used vehicle revenue and gross profit during the quarter ended June 30, 2024 as a result of fewer used vehicle sales.
Parts and Service—
For the three months ended June 30, 2024 and 2023, we are presenting "Collision" as a separate line item within parts and service gross profit. In prior periods, "Collision" was included within "Customer pay". We reclassified the corresponding amounts for the three months ended June 30, 2023 to conform to current year presentation.

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
As Reported:
Parts and service revenue	$580.9	$526.1	$54.7	10%
Parts and service gross profit:
Customer pay	$182.2	$150.7	$31.4	21%
Warranty	44.1	36.4	7.7	21%
Collision	31.6	31.4	0.1	—%
Wholesale parts	19.5	19.5	—	—%
Parts and service gross profit, excluding reconditioning and preparation	$277.3	$238.0	$39.3	16%
Parts and service gross margin, excluding reconditioning and preparation	47.7%	45.2%	2.5%
Reconditioning and preparation *	$62.6	$54.0	$8.6	16%
Total parts and service gross profit	$339.9	$292.0	$47.9	16%
Total parts and service gross margin	58.5%	55.5%	3.0%

Same Store:
Parts and service revenue	$510.8	$520.6	$(9.9)	(2)%
Parts and service gross profit:
Customer pay	$158.2	$149.2	$9.0	6%
Warranty	39.2	36.1	3.1	9%
Collision	28.2	31.1	(2.9)	(9)%
Wholesale parts	18.5	19.3	(0.8)	(4)%
Parts and service gross profit, excluding reconditioning and preparation	$244.1	$235.8	$8.3	4%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	45.3%	2.5%
Reconditioning and preparation *	$55.8	$53.6	$2.2	4%
Total parts and service gross profit	$299.9	$289.4	$10.5	4%
Total parts and service gross margin	58.7%	55.6%	3.1%

* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $54.7 million (10%) increase in parts and service revenue was primarily due to a $40.7 million (15%) increase in customer pay revenue, a $13.1 million (20%) increase in warranty revenue, a $1.0 million (1%) increase in wholesale parts revenue, partially offset by a $0.1 million decrease in collision revenue. Same store parts and service revenue decreased by $9.9 million (2%) to $510.8 million during the three months ended June 30, 2024 from $520.6 million during the three months ended June 30, 2023. The decrease in same store parts and service revenue was due to an $8.0 million (7%) decrease in wholesale parts revenue, a $7.5 million (11%) decrease in collision revenue, partially offset by a $4.6 million (7%) increase in warranty revenue and a $1.0 million increase in customer pay revenue. Consumers are owning a vehicle for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the three months ended June 30, 2024, total parts and service gross profit increased by $47.9 million (16%) to $339.9 million and same store total parts and service gross profit increased by $10.5 million (4%) to $299.9 million when compared to the same period of the prior year. The all store increase is primarily due to the Koons acquisition and reconditioning and preparation, while the same store increase is primarily a result of increased customer pay and warranty volume, which is in line with the increasing trend of aged vehicles. Additionally, the CDK outage had a negative impact on our parts and service revenue and gross profit during the quarter ended June 30, 2024 as a result of a reduction in parts and service volumes.
Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$192.4	$166.3	$26.0	16%
Finance and insurance, net gross profit	$174.7	$165.2	$9.5	6%
Finance and insurance, net per vehicle sold	$2,151	$2,363	$(212)	(9)%

Same Store:
Finance and insurance, net revenue	$157.7	$165.4	$(7.7)	(5)%
Finance and insurance, net gross profit	$140.0	$164.2	$(24.2)	(15)%
Finance and insurance, net per vehicle sold	$2,124	$2,379	$(255)	(11)%
F&I revenue, net increased by $26.0 million (16%) during the second quarter of 2024 when compared to the second quarter of 2023, as a result of a 16% increase in total retail units sold offset by a $212 (9%) decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $7.7 million (5%) during the second quarter of 2024 when compared to the second quarter of 2023, as a result of a 5% decrease in total retail units sold and an 11% decrease in F&I per vehicle retailed. We are seeing slightly lower penetration rates in our F&I products as customers look for ways to manage lower monthly payments in a high interest rate environment. Additionally, the CDK outage had a negative impact on our financial results during the quarter ended June 30, 2024 as a result of fewer new and used vehicle sales, which also affected our F&I business.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
Finance and insurance, revenue	$37.7	$32.2	$5.6	17%
Finance and insurance, cost of sales	$17.7	$1.2	$16.5	—%
Finance and insurance, gross profit	$20.0	$31.0	$(10.9)	(35)%

TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended June 30, 2024, TCA generated $37.7 million of revenue, consisting primarily of earned premiums and $4.4 million investment income from the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the three months ended June 30, 2024, TCA recorded $17.7 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
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
Selling, General, and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2024	% of Gross Profit	2023	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$310.7	42.5%	$274.3	38.5%	$36.4	4.1%
Rent and related expenses	36.2	5.0%	35.8	5.0%	0.4	(0.1)%
Advertising	15.4	2.1%	11.5	1.6%	3.9	0.5%
Other	114.2	15.6%	86.9	12.2%	27.3	3.4%
Selling, general, and administrative expense	$476.5	65.2%	$408.6	57.3%	$68.0	7.9%
Gross profit	$730.7		$713.1

Same Store:
Personnel costs	$259.0	41.8%	$271.6	38.4%	$(12.7)	3.4%
Rent and related expenses	33.1	5.3%	35.5	5.0%	(2.4)	0.3%
Advertising	10.8	1.7%	11.2	1.6%	(0.3)	0.2%
Other	98.9	16.0%	85.5	12.1%	13.5	3.9%
Selling, general, and administrative expense	$401.8	64.9%	$403.8	57.1%	$(2.0)	7.8%
Gross profit	$619.5		$707.4

SG&A expense as a percentage of gross profit increased 792 basis points from 57.3% for three months ended June 30, 2023 to 65.2% for three months ended June 30, 2024, while same store SG&A expense as a percentage of gross profit increased 778 basis points to 64.9% over the same period in 2024. The increase in SG&A expense as a percentage of gross profit on a total company basis during the three months ended June 30, 2024 is primarily the result of higher cost in personnel and other categories in SG&A expense partially offset by higher gross profits for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in SG&A as a percentage of gross profit on the same store basis during the three months ended June 30, 2024 is primarily the result of lower gross profits for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 . On a total company basis, SG&A expense increased by $68.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to the Koons acquisition in December 2023. Additionally, during the three months ended June 30, 2024 and 2023, we incurred $3.1 million and $4.3 million, respectively, of losses related to hail damage at certain dealerships.

Asset Impairments —
During the three months ended June 30, 2024, we recognized asset impairments of $135.4 million as compared to no impairment charges during the three months ended June 30, 2023. The asset impairments resulted from our interim franchise rights impairment tests for certain underperforming stores, limited primarily to one brand.
Floor Plan Interest Expense —
Floor plan interest expense increased by $20.2 million to $21.0 million during the three months ended June 30, 2024 as compared to $0.8 million for the three months ended June 30, 2023 due to less cash held in the floor plan offset account during the three months ended June 30, 2023.
Other Interest Expense —
Other interest expense increased $5.8 million (15%) during the three months ended June 30, 2024 from $39.3 million during the three months ended June 30, 2023 to $45.1 million. This increase was primarily due to a $6.3 million increase in our credit facility interest expense, $1.2 million increase in loaner payable interest expense driven by higher loaner vehicle balances as well as a $0.8 million decrease in interest income, partially offset by a decrease of $1.0 million in mortgage interest expense and a decrease of $0.9 million in amortization of capitalized interest expense.
Gain on Dealership Divestitures —
During the three months ended June 30, 2024, we sold one Nissan franchise (one dealership location) in Denver, Colorado and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $3.6 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures.
During the three months ended June 30, 2023, we sold one Acura franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures.
Income Tax Expense —
The $54.9 million (85%) decrease in income tax expense was primarily the result of a $223.1 million (85%) decrease in income before income taxes. Our effective tax rate for the three months ended June 30, 2024 was 26.1% compared to 24.8% in the prior comparative period, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2024 at 25.0%.

CONSOLIDATED RESULTS OF OPERATIONS
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$4,229.1	$3,710.4	$518.8	14%
Used vehicle	2,664.9	2,233.9	431.1	19%
Parts and service	1,171.2	1,041.7	129.5	12%
Finance and insurance, net	382.1	338.9	43.2	13%
TOTAL REVENUE	8,447.4	7,324.8	1,122.6	15%
GROSS PROFIT:
New vehicle	317.9	363.9	(46.0)	(13)%
Used vehicle	132.9	147.9	(15.0)	(10)%
Parts and service	674.0	574.1	99.9	17%
Finance and insurance, net	355.8	323.4	32.4	10%
TOTAL GROSS PROFIT	1,480.7	1,409.3	71.4	5%
OPERATING EXPENSES:
Selling, general, and administrative	945.1	811.6	133.6	16%
Depreciation and amortization	36.9	33.5	3.4	10%
Asset impairments	135.4	—	135.4	NM
INCOME FROM OPERATIONS	363.3	564.2	(200.9)	(36)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	43.8	1.5	42.4	NM
Other interest expense, net	89.2	76.6	12.6	16%
Gain on dealership divestitures	(3.6)	(13.5)	9.9	NM
Total other expenses, net	129.4	64.6	64.8	100%
INCOME BEFORE INCOME TAXES	233.9	499.6	(265.8)	(53)%
Income tax expense	58.7	121.9	(63.2)	(52)%
NET INCOME	$175.2	$377.7	$(202.5)	(54)%
Net income per share—Diluted	$8.64	$17.70	$(9.06)	(51)%
______________________________
NM—Not Meaningful

	For the Six Months Ended June 30,
	2024	2023
REVENUE MIX PERCENTAGES:
New vehicle	50.1%	50.7%
Used vehicle retail	27.9%	27.8%
Used vehicle wholesale	3.6%	2.7%
Parts and service	13.9%	14.2%
Finance and insurance, net	4.5%	4.6%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	21.5%	25.8%
Used vehicle retail	8.2%	9.7%
Used vehicle wholesale	0.8%	0.8%
Parts and service	45.5%	40.7%
Finance and insurance, net	24.0%	22.9%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.5%	19.2%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	63.8%	57.6%
Total revenue for the six months ended June 30, 2024 increased by $1,122.6 million (15%) compared to the six months ended June 30, 2023, due to a $518.8 million (14%) increase in new vehicle revenue, a $431.1 million (19%) increase in used vehicle revenue, a $129.5 million (12%) increase in parts and service revenue and a $43.2 million (13%) increase in F&I, net revenue. The $71.4 million (5%) increase in gross profit during the six months ended June 30, 2024 was driven by a $99.9 million (17%) increase in parts and service gross profit and a $32.4 million (10%) increase in F&I, net gross profit, partially offset by a $46.0 million (13%) decrease in new vehicle gross profit and a $15.0 million (10%) decrease in used vehicle gross profit. The increase in revenue and gross profit is largely attributable to the Koons acquisition and is offset by the negative impact of the CDK outage. The CDK outage had a negative impact on our financial results during the quarter ended June 30, 2024 as a result of fewer new and used vehicle sales, which also impacted our F&I business, and a reduction in parts and service volumes.
Income from operations during the six months ended June 30, 2024 decreased by $200.9 million (36%), compared to the six months ended June 30, 2023, primarily due to a $135.4 million increase in franchise rights impairment and a $133.6 million (16%) increase in SG&A expense and a $3.4 million (10%) increase in depreciation and amortization expense, partially offset by a $71.4 million (5%) increase in gross profit.
Total other expenses, net increased by $64.8 million (100%), primarily as a result of a $42.4 million increase in floor plan interest expense, an increase of $12.6 million (16%) in other interest expense, net and a $9.9 million (73%) decrease in gain on dealership divestitures, recorded during the six months ended June 30, 2024 when compared to the same period of the prior year. Income before income taxes decreased $265.8 million (53%) to $233.9 million for the six months ended June 30, 2024. Overall, net income decreased by $202.5 million (54%) during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,238.4	$1,238.0	$0.5	—%
Import	1,744.1	1,435.0	309.1	22%
Domestic	1,246.6	1,037.4	209.2	20%
Total new vehicle revenue	$4,229.1	$3,710.4	$518.8	14%
Gross profit:
Luxury	$121.4	$141.9	$(20.4)	(14)%
Import	119.4	136.3	(16.9)	(12)%
Domestic	77.0	85.7	(8.6)	(10)%
Total new vehicle gross profit	$317.9	$363.9	$(46.0)	(13)%
New vehicle units:
Luxury	17,297	17,354	(57)	—%
Import	44,150	37,356	6,794	18%
Domestic	21,909	18,056	3,853	21%
Total new vehicle units	83,356	72,766	10,590	15%

Same Store:
Revenue:
Luxury	$1,195.5	$1,232.7	$(37.2)	(3)%
Import	1,443.2	1,411.7	31.5	2%
Domestic	911.8	1,031.8	(120.0)	(12)%
Total new vehicle revenue	$3,550.5	$3,676.3	$(125.7)	(3)%
Gross profit:
Luxury	$118.5	$140.7	$(22.3)	(16)%
Import	91.6	134.9	(43.3)	(32)%
Domestic	56.2	85.5	(29.3)	(34)%
Total new vehicle gross profit	$266.3	$361.1	$(94.8)	(26)%
New vehicle units:
Luxury	16,693	17,221	(528)	(3)%
Import	36,917	36,747	170	—%
Domestic	15,938	17,991	(2,053)	(11)%
Total new vehicle units	69,548	71,959	(2,411)	(3)%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per new vehicle sold	$50,736	$50,990	$(255)	—%
Gross profit per new vehicle sold	$3,814	$5,001	$(1,187)	(24)%
New vehicle gross margin	7.5%	9.8%	(2.3)%

Luxury:
Gross profit per new vehicle sold	$7,021	$8,175	$(1,154)	(14)%
New vehicle gross margin	9.8%	11.5%	(1.7)%
Import:
Gross profit per new vehicle sold	$2,705	$3,650	$(945)	(26)%
New vehicle gross margin	6.8%	9.5%	(2.7)%
Domestic:
Gross profit per new vehicle sold	$3,516	$4,745	$(1,228)	(26)%
New vehicle gross margin	6.2%	8.3%	(2.1)%

Same Store:
Revenue per new vehicle sold	$51,051	$51,088	$(37)	—%
Gross profit per new vehicle sold	$3,829	$5,019	$(1,190)	(24)%
New vehicle gross margin	7.5%	9.8%	(2.3)%

Luxury:
Gross profit per new vehicle sold	$7,097	$8,173	$(1,076)	(13)%
New vehicle gross margin	9.9%	11.4%	(1.5)%
Import:
Gross profit per new vehicle sold	$2,482	$3,671	$(1,190)	(32)%
New vehicle gross margin	6.3%	9.6%	(3.2)%
Domestic:
Gross profit per new vehicle sold	$3,528	$4,751	$(1,224)	(26)%
New vehicle gross margin	6.2%	8.3%	(2.1)%
For the six months ended June 30, 2024, new vehicle revenue increased by $518.8 million (14%) as a result of a 15% increase in new vehicle units sold. Same store new vehicle revenue decreased by $125.7 million (3%) as the result of a 3% decrease in new vehicle units sold.
For the six months ended June 30, 2024, new vehicle gross profit and same store new vehicle gross profit decreased by $46.0 million (13%) and $94.8 million (26%), respectively. Same store new vehicle gross margin for the six months ended June 30, 2024 decreased 232 basis points to 7.5% driven by the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the six months ended June 30, 2024 was approximately 15.5 million which increased as compared to approximately 15.3 million during the six months ended June 30, 2023. The increase in SAAR period over period reflects higher inventory supply coupled with continued consumer demand for new vehicles. However, we continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$2,358.5	$2,034.9	$323.6	16%
Used vehicle wholesale revenue	306.4	198.9	107.5	54%
Used vehicle revenue	$2,664.9	$2,233.9	$431.1	19%
Gross profit:
Used vehicle retail gross profit	$121.4	$136.5	$(15.1)	(11)%
Used vehicle wholesale gross profit	11.6	11.4	0.1	1%
Used vehicle gross profit	$132.9	$147.9	$(15.0)	(10)%
Used vehicle retail units:
Used vehicle retail units	78,023	64,612	13,411	21%

Same Store:
Revenue:
Used vehicle retail revenue	$1,885.5	$2,006.1	$(120.6)	(6)%
Used vehicle wholesale revenue	232.2	196.8	35.5	18%
Used vehicle revenue	$2,117.7	$2,202.9	$(85.1)	(4)%
Gross profit:
Used vehicle retail gross profit	$99.5	$134.4	$(34.9)	(26)%
Used vehicle wholesale gross profit	7.1	11.4	(4.3)	(38)%
Used vehicle gross profit	$106.5	$145.8	$(39.3)	(27)%
Used vehicle retail units:
Used vehicle retail units	61,942	63,348	(1,406)	(2)%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per used vehicle retailed	$30,229	$31,495	$(1,266)	(4)%
Gross profit per used vehicle retailed	$1,556	$2,112	$(556)	(26)%
Used vehicle retail gross margin	5.1%	6.7%	(1.6)%

Same Store:
Revenue per used vehicle retailed	$30,440	$31,668	$(1,228)	(4)%
Gross profit per used vehicle retailed	$1,606	$2,122	$(516)	(24)%
Used vehicle retail gross margin	5.3%	6.7%	(1.4)%
Used vehicle revenue increased by $431.1 million (19%) due to a $323.6 million (16%) increase in used vehicle retail revenue and a $107.5 million (54%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $85.1 million (4%) due to a $120.6 million (6%) decrease in used vehicle retail revenue, partially offset by a $35.5 million (18%) increase in used vehicle wholesale revenue. Total used vehicle retail unit sales increased by 21% due to the Koons acquisition while same store used vehicle retail unit sales decreased by 2% during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Revenue per used vehicle retailed have continued to contract as seen in the second quarter of 2024, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage.

For the six months ended June 30, 2024, used vehicle retail gross profit margins decreased from 6.7% to 5.1% and 6.7% to 5.3%, respectively, for all stores and on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit decreased $15.1 million (11%) for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 and decreased $34.9 million (26%) on a same store basis for the same period. On a total company basis, our gross profit per used vehicle retailed decreased $556 (26%), and on a same store basis, our gross profit per used vehicle retailed decreased $516 (24%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by a tighter market for used vehicles during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Parts and Service—
For the six months ended June 30, 2024 and 2023, we are presenting "Collision" as a separate line item within parts and service gross profit. In prior periods, "Collision" was included within "Customer pay". We reclassified the corresponding amounts for the six months ended June 30, 2023 to conform to current year presentation.

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,171.2	$1,041.7	$129.5	12%
Parts and service gross profit:
Customer pay	$354.5	$294.7	$59.8	20%
Warranty	87.9	72.4	15.5	21%
Collision	65.8	62.7	3.1	5%
Wholesale parts	39.8	39.6	0.2	1%
Parts and service gross profit, excluding reconditioning and preparation	$548.0	$469.3	$78.6	17%
Parts and service gross margin, excluding reconditioning and preparation	46.8%	45.1%	1.7%
Reconditioning and preparation *	$126.1	$104.8	$21.3	20%
Total parts and service gross profit	$674.0	$574.1	$99.9	17%
Total parts and service gross margin	57.5%	55.1%	2.4%

Same Store:
Parts and service revenue	$1,029.4	$1,030.0	$(0.6)	—%
Parts and service gross profit:
Customer pay	$306.8	$291.4	$15.4	5%
Warranty	78.3	71.7	6.7	9%
Collision	58.8	62.2	(3.3)	(5)%
Wholesale parts	38.2	39.2	(1.0)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	$482.2	$464.5	$17.8	4%
Parts and service gross margin, excluding reconditioning and preparation	46.8%	45.1%	1.8%
Reconditioning and preparation *	$112.5	$104.0	$8.5	8%
Total parts and service gross profit	$594.7	$568.4	$26.3	5%
Total parts and service gross margin	57.8%	55.2%	2.6%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $129.5 million (12%) increase in parts and service revenue was primarily due to a $89.1 million (16%) increase in customer pay revenue, a $27.7 million (21%) increase in warranty revenue, a $7.9 million (4%) increase in wholesale parts revenue and a $4.7 million (3%) increase in collision revenue. Same store parts and service revenue decreased slightly by $0.6 million from $1.03 billion for the six months ended June 30, 2023 to $1.03 billion for the six months ended June 30, 2024. The decrease in same store parts and service revenue was due to a $10.7 million (5%) decrease in wholesale parts revenue and a $10.7 million (8%) decrease in collision revenue, partially offset by a $10.7 million (8%) increase in warranty revenue and a $10.0 million (2%) increase in customer pay revenue. Consumers are owning a vehicle for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the six months ended June 30, 2024, total parts and service gross profit increased by $99.9 million (17%) to $674.0 million, and same store total parts and service gross profit increased by $26.3 million (5%) to $594.7 million when compared to the same period of the prior year. The all store increase is primarily due to the Koons acquisition, while the same store increase is primarily a result of increased customer pay and warranty volume and reconditioning and preparation, which is in line with the increasing trend of aged vehicles.
Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$382.1	$338.9	$43.2	13%
Finance and insurance, net gross profit	$355.8	$323.4	$32.4	10%
Finance and insurance, net per vehicle sold	$2,205	$2,354	$(149)	(6)%

Same Store:
Finance and insurance, net revenue	$312.2	$336.8	$(24.5)	(7)%
Finance and insurance, net gross profit	$286.0	$321.3	$(35.3)	(11)%
Finance and insurance, net per vehicle sold	$2,175	$2,374	$(200)	(8)%
F&I revenue, net increased $43.2 million (13%) during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, as a result of a 17% increase in new and used retail unit sales, partially offset by a 6% decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $24.5 million (7%) during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, as a result of a 3% decrease in new and used retail unit sales and an 8% decrease in F&I per vehicle retailed. We are seeing slightly lower penetration rates in our F&I products as customers look for ways to manage lower monthly payments in a higher interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
Finance and insurance, revenue	$68.4	$67.1	$1.3	2%
Finance and insurance, cost of sales	$26.3	$15.5	$10.8	70%
Finance and insurance, gross profit	$42.1	$51.6	$(9.5)	(18)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the six months ended June 30, 2024, TCA generated $68.4 million of revenue, consisting primarily of earned premium and $8.6 million investment income from the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the six months ended June 30, 2024, TCA recorded $26.3 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
Selling, General, and Administrative Expense—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2024	% of Gross Profit	2023	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$622.0	42.0%	$553.1	39.2%	$69.0	2.8%
Rent and related expenses	66.1	4.5%	64.2	4.6%	1.8	(0.1)%
Advertising	31.8	2.2%	21.2	1.5%	10.7	0.6%
Other	225.2	15.2%	173.1	12.3%	52.1	2.9%
Selling, general, and administrative expense	$945.1	63.8%	$811.6	57.6%	$133.6	6.2%
Gross profit	$1,480.7		$1,409.3

Same Store:
Personnel costs	$517.6	41.3%	$546.8	39.2%	$(29.3)	2.1%
Rent and related expenses	60.7	4.8%	63.6	4.6%	(2.8)	0.3%
Advertising	22.6	1.8%	20.5	1.5%	2.1	0.3%
Other	195.1	15.6%	169.8	12.2%	25.3	3.4%
Selling, general, and administrative expense	$796.1	63.5%	$800.8	57.3%	$(4.7)	6.2%
Gross profit	$1,253.6		$1,396.7
SG&A expense as a percentage of gross profit increased 624 basis points from 57.6% for the six months ended June 30, 2023 to 63.8% for the six months ended June 30, 2024, while same store SG&A expense as a percentage of gross profit increased 617 basis points to 63.5% over the same period. The increase in SG&A as a percentage of gross profit on a total company basis during the six months ended June 30, 2024 is primarily the result of higher cost in personnel and other categories in SG&A expense partially offset by higher gross profits for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in SG&A as a percentage of gross profit on the same store basis during the six months ended June 30, 2024 is primarily the result of lower gross profits for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 and higher other costs related to an increase in loaner vehicle expenses and professional and other outside services. On a total company basis, SG&A expense increased by $133.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the Koons acquisition in December 2023. Additionally, during the six months ended June 30, 2024 and 2023, we incurred $3.1 million and $4.3 million, respectively, of losses related to hail damage at certain dealerships.
Asset Impairments —
During the six months ended June 30, 2024, we recognized asset impairment charges of $135.4 million as compared to no impairment charges during the six months ended June 30, 2023. The asset impairments resulted from our interim franchise rights impairment tests for certain underperforming stores, limited primarily to one brand.
Floor Plan Interest Expense—
Floor plan interest expense increased by $42.4 million to $43.8 million during the six months ended June 30, 2024 compared to $1.5 million during the six months ended June 30, 2023 due to higher levels of new inventory on hand and lower balances held in our floor plan offset accounts during the six months ended June 30, 2024 as compared to six months ended June 30, 2023.
Other Interest Expense —
Other interest expense increased $12.6 million (16%) during the six months ended June 30, 2024 from $76.6 million during the six months ended June 30, 2023 to $89.2 million. This increase was primarily due to the $12.2 million increase in our credit facility interest expense, $3.0 million increase in loaner payable interest expense driven by higher loaner vehicle balances as well as a $1.9 million decrease in interest income, partially offset by a decrease of $2.3 million in mortgage interest expense and a decrease of $1.7 million in amortization of capitalized interest expense.
Gain on Dealership Divestitures —
During the six months ended June 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $3.6 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures.
During the six months ended June 30, 2023, we sold one Acura franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures.
Income Tax Expense—
The $63.2 million (52%) decrease in income tax expense was primarily the result of a $265.8 million (53%) decrease in income before income taxes. For the six months ended June 30, 2024 and 2023, our effective income tax rate was 25.1% and 24.4%, respectively, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation. We currently estimate our effective tax rate for the year ended December 31, 2024 at approximately 25.0%.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2024, we had total available liquidity of $806.0 million, which consisted of cash and cash equivalents of $52.6 million (excluding $14.7 million held by TCA), available funds in our floor plan offset accounts of $411.4 million, $56.0 million of availability under our revolving credit facility and $286.1 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle floor plan facility are limited by borrowing base calculations and, from time-to-time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2024, these financial covenants did not further limit our availability under our other credit facilities.
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
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2024.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
During the three and six months ended June 30, 2024, we repurchased 192,599 and 432,389 shares of our common stock under our repurchase program for a total of $43.2 million and $93.2 million. On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of June 30, 2024, we had $365.6 million remaining under its share repurchase authorization.
The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchase will depend on such factors as Asbury’s stock price, general economic and market conditions, the potential impact on its capital structure, the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments and other considerations. The program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without further notice.
During the three and six months ended June 30, 2024, we repurchased 262 and 45,661 shares of our common stock for $0.1 million and $9.9 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Six Months Ended June 30,
	2024	2023
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$22.7	$221.7
Change in Floor Plan Notes Payable—Non-Trade, net	59.9	(2.8)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	170.7	171.8
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisition and divestitures	148.7	27.6
Adjusted cash flow provided by operating activities	$402.0	$418.3
Operating Activities—
Net cash provided by operating activities totaled $22.7 million and $221.7 million, for the six months ended June 30, 2024 and 2023, respectively. Adjusted cash flow provided by operating activities totaled $402.0 million and $418.3 million, for the six months ended June 30, 2024 and 2023, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $16.3 million decrease in adjusted cash flow provided by operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily the result of the following:
•decrease of $34.0 million in net income and non-cash adjustments to net income;
•decrease of $59.0 million in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures; and
•decrease of $19.5 million in other current assets, net.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:

•$71.3 million increase related to accounts payable and accrued liabilities;
•$15.7 million increase related to other long term assets and liabilities, net; and
•$9.7 million increase related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2024 as compared to 2023.
Due to the CDK outage in June 2024, our accounts payable and floor plan payable balances were higher than expected as of June 30, 2024 since certain amounts that would have typically been paid in June 2024 were not paid until July 2024.
Investing Activities—
Net cash used in investing activities totaled $18.0 million and $62.5 million for the six months ended June 30, 2024 and 2023, respectively. Capital expenditures, excluding the purchase of real estate, were $65.4 million and $40.8 million for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024, we acquired real estate properties for $67.4 million and also purchased previously leased real estate properties for $11.9 million.
During the six months ended June 30, 2024, we sold one franchise (one dealership location) in Wilmington, Delaware, one franchise (one dealership location) in Denver, Colorado and one franchise (one dealership location) in Atlanta, Georgia for an aggregate purchase price of $149.3 million.
We purchased $39.4 million and $124.2 million of debt securities during the six months ended June 30, 2024 and 2023, respectively.
We received proceeds of $21.5 million and $17.7 million from the sale of debt securities during the six months ended June 30, 2024 and 2023, respectively. We also received proceeds of $51.8 million from the sale of equity securities during the six months ended June 30, 2023.
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
Financing Activities—
Net cash used in financing activities totaled $16.7 million and $316.9 million for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024 and 2023, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $4.83 billion and $3.72 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $5.08 billion and $3.72 billion, respectively.
During the six months ended June 30, 2024, we had $26.1 million non-trade floor plan repayments associated with divestitures.
Repayments of borrowings totaled $37.6 million and $82.8 million for the six months ended June 30, 2024 and 2023, respectively.
There were $1,013.5 million borrowings and $582.8 million repayments under our Revolving Credit Facility during the six months ended June 30, 2024.
During the six months ended June 30, 2024, we repurchased 432,389 shares of our common stock under our Repurchase Program for a total of $93.2 million. In addition, we repurchased 45,661 shares of our common stock for $9.9 million from employees in connection with a net share settlement feature of employee equity-based awards. During the six months ended June 30, 2023, we repurchased 1,070,126 shares of our common stock under our Repurchase Program for a total of $220.3 million and repurchased 45,992 shares of our common stock for $11.0 million from employees in connection with a net share settlement feature of employee equity-based awards.

Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 14 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2024.
Guarantor Financial Information
As of June 30, 2024, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries"). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
The following tables present summarized financial information for the Company and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among Asbury and the Guarantor Subsidiaries and (ii) assets, liabilities, and equity in earnings from and investments in any non-guarantor subsidiaries.

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries:
	As of
	June 30, 2024	December 31, 2023
	(In millions)
Current assets	$3,046.1	$2,969.8
Current assets - affiliates	$0.4	$4.8
Non-current assets	$6,470.4	$6,382.4

Current liabilities	$2,095.5	$2,470.6
Current liabilities - affiliates	$22.7	$13.0
Non-current liabilities	$3,957.4	$3,595.6
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries:

For the Six Months Ended June 30,
2024
(In millions)
Net sales	$8,398.5
Gross profit	$1,438.6
Income from operations	$322.2
Net income	$143.2

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $1.85 billion of total variable interest rate debt outstanding as of June 30, 2024 which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, and certain mortgage liabilities, net of interest rate swaps, a 100 basis point change in interest rates could result in a change of as much as $18.5 million to our total annual interest expense in our condensed consolidated statements of income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for primarily as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the six months ended June 30, 2024 and 2023 by $46.3 million and $43.4 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have six interest rate swap agreements. Each of these swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. The following table provides information on the attributes of each swap as of June 30, 2024:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$266.3	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$162.2	$110.6	May 2031
July 2020	$93.5	$73.6	$50.6	December 2028
July 2020	$85.5	$65.3	$57.3	November 2025
June 2015	$100.0	$56.1	$53.1	February 2025
For additional information about the effect of our derivative instruments, see Note 11 "Financial Instruments and Fair Value" within the accompanying condensed consolidated financial statements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, as part of our integration activities following the acquisition of the Jim Koons Dealerships (“Koons”) in December 2023, we implemented changes related to Koons’ business process controls, IT general controls and IT infrastructure to more closely align with the standards of the Company’s controls environment. In accordance with our integration efforts, we plan to incorporate Koons’ operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, see Note 14 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
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
Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2024 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
04/01/2024 - 04/30/2024	125	$221.32	—	$152.6
05/01/2024 - 05/31/2024	41,398	$213.71	41,261	$143.8
06/01/2024 - 06/30/2024	151,338	$227.29	151,338	$365.6
Total	192,861		192,599
On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400 million (the "New Share Repurchase Authorization"), for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal securities laws and other legal and contractual requirements.
The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchase will depend on such factors as Asbury’s stock price, general economic and market conditions, the potential impact on its capital structure, the expected return on competing uses of capital such as strategic dealership acquisitions and capital investments and other considerations. The program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without further notice.
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1	Transition and Retirement Agreement between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 19, 2024)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	August 9, 2024	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	August 9, 2024	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer