Form 10-Q
period 2024-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2024-10-30
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 28, 2024 was 19,587,459.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60.3	$45.7
Short-term investments	9.0	6.2
Contracts-in-transit, net	203.9	279.7
Accounts receivable, net	256.6	226.1
Inventories, net	2,030.8	1,768.3
Assets held for sale	162.8	342.2
Other current assets	381.1	388.9
Total current assets	3,104.5	3,057.1
INVESTMENTS	321.8	326.7
PROPERTY AND EQUIPMENT, net	2,442.7	2,315.7
OPERATING LEASE RIGHT-OF-USE ASSETS	222.4	241.8
GOODWILL	2,011.3	2,009.0
INTANGIBLE FRANCHISE RIGHTS	1,956.7	2,095.8
OTHER LONG-TERM ASSETS	114.1	113.3
Total assets	$10,173.6	$10,159.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$307.2	$195.1
Floor plan notes payable—non-trade, net	1,178.8	1,590.6
Current maturities of long-term debt	83.4	84.9
Current maturities of operating leases	26.4	26.2
Accounts payable and accrued liabilities	761.1	748.1
Deferred revenue—current	235.4	228.6
Liabilities associated with assets held for sale	2.0	2.1
Total current liabilities	2,594.2	2,875.7
LONG-TERM DEBT	3,299.5	3,121.2
LONG-TERM LEASE LIABILITY	204.0	222.1
DEFERRED REVENUE	528.4	508.1
DEFERRED INCOME TAXES	132.6	136.4
OTHER LONG-TERM LIABILITIES	52.7	51.7
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,652,707 and 42,352,001 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,299.7	1,288.4
Retained earnings	3,090.9	2,961.5
Treasury stock, at cost; 22,065,248 and 22,018,537 shares, respectively	(1,079.1)	(1,067.3)
Accumulated other comprehensive income	50.5	61.1
Total shareholders' equity	3,362.4	3,244.1
Total liabilities and shareholders' equity	$10,173.6	$10,159.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
New vehicle	$2,163.5	$1,861.9	$6,392.6	$5,572.2
Used vehicle	1,294.7	1,111.7	3,959.6	3,345.6
Parts and service	593.1	526.5	1,764.3	1,568.2
Finance and insurance, net	185.4	166.1	567.5	505.0
TOTAL REVENUE	4,236.7	3,666.2	12,684.1	10,991.0
COST OF SALES:
New vehicle	2,013.1	1,693.6	5,924.4	5,040.1
Used vehicle	1,235.3	1,049.6	3,767.3	3,135.6
Parts and service	256.0	235.3	753.2	702.9
Finance and insurance	14.2	14.1	40.5	29.6
TOTAL COST OF SALES	3,518.6	2,992.7	10,485.3	8,908.2
GROSS PROFIT	718.0	673.5	2,198.8	2,082.8
OPERATING EXPENSES:
Selling, general, and administrative	466.5	391.7	1,411.6	1,203.3
Depreciation and amortization	18.9	17.0	55.8	50.5
Asset impairments	—	—	135.4	—
INCOME FROM OPERATIONS	232.7	264.7	596.0	829.0
OTHER EXPENSES (INCOME):
Floor plan interest expense	22.3	—	66.1	1.5
Other interest expense, net	45.7	38.7	134.9	115.3
Gain on dealership divestitures	(5.0)	—	(8.6)	(13.5)
Total other expenses, net	63.0	38.7	192.4	103.3
INCOME BEFORE INCOME TAXES	169.7	226.0	403.6	725.7
Income tax expense	43.4	56.8	102.1	178.7
NET INCOME	$126.3	$169.2	$301.5	$547.0
EARNINGS PER SHARE:
Basic—
Net income	$6.40	$8.22	$15.03	$26.02
Diluted—
Net income	$6.37	$8.19	$14.99	$25.91
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.7	20.6	20.1	21.0
Restricted stock	0.1	0.1	—	0.1
Performance share units	—	—	0.1	—
Diluted	19.8	20.7	20.1	21.1

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$126.3	$169.2	$301.5	$547.0
Other comprehensive income:
Change in fair value of cash flow swaps	(29.2)	11.4	(19.8)	9.0
Income tax benefit (expense) associated with cash flow swaps	7.3	(2.8)	5.0	(2.2)
Unrealized gains (losses) on available-for-sale debt securities	9.8	(3.7)	5.4	(5.4)
Income tax (expense) benefit associated with available-for-sale debt securities	(2.0)	0.9	(1.1)	1.4
Comprehensive income	$112.1	$175.0	$290.9	$549.8

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.1	$3,244.1
Comprehensive Income:
Net income	—	—	—	147.1	—	—	—	147.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.5 million tax expense	—	—	—	—	—	—	7.5	7.5
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.6 million tax benefit	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	147.1	—	—	5.3	152.4
Share-based compensation	—	—	10.5	—	—	—	—	10.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,845	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	239,790	(50.4)	—	(50.4)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,399	(9.8)	—	(9.8)
Retirement of common stock	(239,790)	—	(2.9)	(47.1)	(239,790)	50.0	—	—
Balances, March 31, 2024	42,236,056	$0.4	$1,296.1	$3,061.5	22,063,936	$(1,077.5)	$66.4	$3,346.9
Comprehensive Income:
Net income	—	—	—	28.1	—	—	—	28.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.1 million tax benefit	—	—	—	—	—	—	(0.4)	(0.4)
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.3 million tax benefit	—	—	—	—	—	—	(1.3)	(1.3)
Comprehensive income	—	—	—	28.1	—	—	(1.7)	26.4
Share-based compensation	—	—	5.7	—	—	—	—	5.7
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	841	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	192,599	(48.2)	—	(48.2)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	262	(0.1)	—	(0.1)
Retirement of common stock	(192,599)	—	(2.3)	(40.9)	(192,599)	43.2	—	—
Balances, June 30, 2024	42,044,298	$0.4	$1,299.5	$3,048.7	22,064,198	$(1,082.5)	$64.7	$3,330.7
Comprehensive Income:
Net income	—	—	—	126.3	—	—	—	126.3
Change in fair value of cash flow swaps, net of reclassification adjustment and $7.3 million tax benefit	—	—	—	—	—	—	(21.9)	(21.9)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $2.0 million tax expense	—	—	—	—	—	—	7.7	7.7
Comprehensive income	—	—	—	126.3	—	—	(14.2)	112.1
Share-based compensation	—	—	5.0	—	—	—	—	5.0
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	2,360	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	393,951	(85.2)	—	(85.2)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	1,050	(0.2)	—	(0.2)
Retirement of previously repurchased common stock	(393,951)	—	(4.8)	(84.1)	(393,951)	88.9	—	—
Balances, September 30, 2024	41,652,707	$0.4	$1,299.7	$3,090.9	22,065,248	$(1,079.1)	$50.5	$3,362.4

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	181.4	—	—	—	181.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.7 million tax benefit	—	—	—	—	—	—	(14.6)	(14.6)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	2.0	2.0
Comprehensive income	—	—	—	181.4	—	—	(12.6)	168.7
Share-based compensation	—	—	8.6	—	—	—	—	8.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	120,575	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	110,323	(20.7)	—	(20.7)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,613	(10.9)	—	(10.9)
Retirement of common stock	(164,527)	—	(2.0)	(28.2)	(164,527)	30.2	—	—
Balances, March 31, 2023	43,549,857	$0.4	$1,288.0	$2,763.3	22,015,888	$(1,064.3)	$61.8	$3,049.2
Comprehensive Income:
Net income	—	—	—	196.4	—	—	—	196.4
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.1 million tax expense	—	—	—	—	—	—	12.8	12.8
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $1.0 million tax benefit	—	—	—	—	—	—	(3.2)	(3.2)
Comprehensive income	—	—	—	196.4	—	—	9.6	206.0
Share-based compensation	—	—	5.5	—	—	—	—	5.5
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	1,043	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	959,803	(192.1)	—	(192.1)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	379	(0.1)	—	(0.1)
Retirement of common stock	(959,803)	—	(11.6)	(178.5)	(959,803)	190.1	—	—
Balances, June 30, 2023	42,591,097	$0.4	$1,282.0	$2,781.1	22,016,267	$(1,066.4)	$71.4	$3,068.6
Comprehensive Income:
Net income	—	—	—	169.2	—	—	—	169.2
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.8 million tax expense	—	—	—	—	—	—	8.6	8.6
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.9 million tax benefit	—	—	—	—	—	—	(2.9)	(2.9)
Comprehensive income	—	—	—	169.2	—	—	5.7	175.0
Share-based compensation	—	—	5.2	—	—	—	—	5.2
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	2,965	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	1,129	(0.2)	—	(0.2)
Balances, September 30, 2023	42,594,062	$0.4	$1,287.2	$2,950.4	22,017,396	$(1,066.6)	$77.2	$3,248.5

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$301.5	$547.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	55.8	50.6
Share-based compensation	21.2	19.3
Deferred income taxes	0.1	2.2
Asset impairments	135.4	—
Gains on investments	(0.6)	(1.9)
Loaner vehicle amortization	35.8	23.8
Gain on divestitures	(8.6)	(13.5)
Change in right-of-use assets	21.4	20.5
Other adjustments, net	9.4	(1.7)
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	75.8	43.6
Accounts receivable, net	(31.0)	(31.2)
Inventories	(272.1)	(284.2)
Other current assets, net	(33.7)	(101.5)
Floor plan notes payable—trade, net	112.1	7.9
Deferred revenue	27.1	13.0
Accounts payable and accrued liabilities	10.0	(24.1)
Operating lease liabilities	(20.1)	(20.7)
Other long-term assets and liabilities, net	(12.4)	(9.3)
Net cash provided by operating activities	427.0	239.8
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(104.5)	(76.5)
Capital expenditures—real estate	(69.6)	—
Purchase of previously leased real estate	(11.9)	—
Acquisitions	(4.7)	—
Proceeds from dealership divestitures	196.3	30.7
Purchases of debt securities—available-for-sale	(60.0)	(164.9)
Proceeds from the sale of debt securities—available-for-sale	70.0	52.2
Proceeds from the sale of equity securities	—	51.8
Proceeds from the disposition of assets	2.2	16.3
Net cash provided by (used in) investing activities	17.8	(90.4)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	6,918.4	5,643.1
Floor plan repayments—non-trade	(7,296.1)	(5,645.9)
Floor plan repayments—non-trade—divestitures	(34.1)	—
Repayments of borrowings	(56.9)	(108.8)
Proceeds from revolving credit facility	1,013.5	—
Repayments of revolving credit facility	(782.8)	—
Purchases of treasury stock	(182.1)	(220.3)
Repurchases of common stock, associated with net share settlements of employee share-based awards	(10.1)	(11.2)
Net cash used in financing activities	(430.2)	(343.1)
Net increase (decrease) in cash and cash equivalents	14.6	(193.7)
CASH AND CASH EQUIVALENTS, beginning of period	45.7	235.3
CASH AND CASH EQUIVALENTS, end of period	$60.3	$41.6

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
As of September 30, 2024, we owned and operated 202 new vehicle franchises (153 dealership locations), representing 31 brands of automobiles, and 37 collision centers in 14 states. For the nine months ended September 30, 2024, our new vehicle revenue brand mix consisted of 29% luxury, 41% imports and 29% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by independent third parties and Total Care Auto, Powered by Landcar ("TCA"). The Company reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
During the three months ended September 30, 2024 , the Company repurchased and retired 393,951 shares of our common stock under our share repurchase program and during the three months ended September 30, 2023, the Company did not repurchase and retire any shares of our common stock. During the nine months ended September 30, 2024 and 2023, the Company repurchased 826,340 and 1,070,126 shares and retired 826,340 and 1,124,330, shares of our common stock under our share repurchase program, respectively. The cash paid for these share repurchases was $182.1 million and $210.7 million for the nine months ended September 30, 2024 and 2023, respectively.
On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of September 30, 2024, the Company had $276.7 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without further notice.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 201 and 466 restricted share units and 0 and 3 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company excluded 1,784 and 2,235 restricted share units and 1,177 and 0 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023 consists of the following:

	For the Three Months Ended September 30,
	2024	2023
	(In millions)
Revenue:
New vehicle	$2,163.5	$1,861.9
Used vehicle retail	1,148.5	1,016.8
Used vehicle wholesale	146.2	94.9
New and used vehicle	3,458.2	2,973.6
Sale of vehicle parts and accessories	129.2	125.1
Vehicle repair and maintenance services	463.9	401.4
Parts and services	593.1	526.5
Finance and insurance, net	185.4	166.1
Total revenue	$4,236.7	$3,666.2

	For the Nine Months Ended September 30,
	2024	2023
	(In millions)
Revenue:
New vehicle	$6,392.6	$5,572.2
Used vehicle retail	3,507.0	3,051.8
Used vehicle wholesale	452.6	293.8
New and used vehicle	10,352.3	8,917.8
Sale of vehicle parts and accessories	388.2	375.0
Vehicle repair and maintenance services	1,376.1	1,193.1
Parts and service	1,764.3	1,568.2
Finance and insurance, net	567.5	505.0
Total revenue	$12,684.1	$10,991.0
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Balance as of January 1, 2024	$20.5	$13.8	$68.4	$102.7
Transferred to receivables from contract assets recognized at the beginning of the period	(20.5)	(2.2)	—	(22.7)
Amortization of costs to obtain a contract with a customer	—	—	(4.1)	(4.1)
Costs incurred to obtain a contract with a customer	—	—	10.6	10.6
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	18.9	1.9	—	20.8
Balance as of March 31, 2024	$18.9	$13.5	$74.9	$107.3

Contract Assets (current), March 31, 2024	$18.9	$13.5	$20.2	$52.6
Contract Assets (long-term), March 31, 2024	$—	$—	$54.7	$54.7

Transferred to receivables from contract assets recognized at the beginning of the period	(18.9)	(2.6)	—	(21.5)
Amortization of costs to obtain a contract with a customer	—	—	(4.6)	(4.6)
Costs incurred to obtain a contract with a customer	—	—	10.4	10.4
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	19.7	2.4	—	22.1
Balance as of June 30, 2024	$19.7	$13.3	$80.7	$113.7

Contract Assets (current), June 30, 2024	$19.7	$13.3	$21.7	$54.7
Contract Assets (long-term), June 30, 2024	$—	$—	$59.0	$59.0

Transferred to receivables from contract assets recognized at the beginning of the period	(19.7)	(1.4)	—	(21.1)
Amortization of costs incurred to obtain a contract with a customer	—	—	(5.1)	(5.1)
Costs incurred to obtain a contract with a customer	—	—	10.0	10.0
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	19.9	1.1	—	21.0
Balance as of September 30, 2024	$19.9	$13.0	$85.6	$118.5

Contract Assets (current), September 30, 2024	$19.9	$13.0	$23.0	$55.9
Contract Assets (long-term), September 30, 2024	$—	$—	$62.6	$62.6
Deferred Revenue
The condensed consolidated balance sheets reflect $763.8 million and $736.7 million of deferred revenue as of September 30, 2024 and December 31, 2023, respectively. Approximately $186.3 million of deferred revenue at December 31, 2023 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the nine months ended September 30, 2024.

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
Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$310.6
Other current assets	13.7
Assets held for sale	100.9
Total current assets	425.2
Property and equipment, net	418.3
Goodwill	239.9
Intangible franchise rights	430.3
Operating lease right-of-use assets	11.2
Total assets acquired	$1,524.9
Liabilities
Operating lease liabilities	$11.2
Other liabilities	9.1
Total liabilities assumed	20.3
Net assets acquired	$1,504.5
The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Koons. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to the following significant items: (i) finalizing the review and valuation of inventory, land, land improvements, buildings and non-real property and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, and (ii) finalizing the review and valuation of manufacturer franchise rights (including key assumptions, inputs and estimates). As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period. Measurement period adjustments recorded during the nine months ended September 30, 2024 and their related effects on our consolidated statements of income were not material.
On a preliminary basis, approximately $430.3 million of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $239.9 million was recognized and is primarily attributable to the anticipated synergies that Asbury expects to derive from the Koons acquisition as well as the acquired assembled workforce of the Koons dealerships.
The Company's consolidated statement of income for the nine months ended September 30, 2024 included revenue and net income attributable to the Jim Koons Dealerships of $2,110.1 million and $67.9 million, respectively.

Other Acquisitions and Divestitures
There were no acquisitions during the nine months ended September 30, 2024 and 2023.
During the nine months ended September 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado, one Nissan franchise (one dealership location) in Atlanta, Georgia, one Chevrolet franchise (one dealership location) in Atlanta, Georgia and one Honda franchise (one dealership location) in Spokane, Washington. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures.
During the nine months ended September 30, 2023, we sold one Acura franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Vehicle receivables	$86.0	$72.5
Manufacturer receivables	79.8	68.0
Other receivables	93.9	88.1
Total accounts receivable	259.7	228.6
Less—Allowance for credit losses	(3.1)	(2.6)
Accounts receivable, net	$256.6	$226.1
5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
New vehicles	$1,476.6	$1,252.5
Used vehicles	405.7	373.1
Parts and accessories	148.6	142.7
Total inventories, net (a)	$2,030.8	$1,768.3
___________________________
(a) Inventories, net as of September 30, 2024 and December 31, 2023, excluded $47.9 million and $84.5 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventories by $9.4 million and $8.8 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, certain automobile manufacturer incentives reduced new vehicle inventory cost by $10.9 million and $8.3 million, respectively, and reduced new vehicle cost of sales for the nine months ended September 30, 2024 and 2023 by $80.7 million and $68.9 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate not currently used in our operations that we are actively marketing to sell.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Assets:
Inventory	$47.9	$84.5
Loaners, net	0.7	4.5
Property and equipment, net	89.1	136.6
Operating lease right-of-use assets	2.0	2.1
Goodwill	—	26.1
Franchise rights	23.1	88.5
Total assets held for sale	162.8	342.2
Liabilities:
Current maturities of operating leases	0.2	0.2
Operating lease liabilities	1.8	1.9
Total liabilities associated with assets held for sale	2.0	2.1
Net assets held for sale	$160.8	$340.1
As of September 30, 2024, assets held for sale consisted of 6 franchises (6 dealership locations) in addition to one real estate property not currently used in our operations.
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
7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$9.0	$—	$—	$9.0
U.S. Treasury	17.1	0.3	—	17.4
Municipal	29.4	0.5	—	29.9
Corporate	126.7	3.2	—	129.9
Mortgage and other asset-backed securities	142.0	2.8	(0.1)	144.7
Total investments	$324.1	$6.9	$(0.2)	$330.8

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$6.3	$—	$(0.1)	$6.2
U.S. Treasury	13.6	0.1	(0.1)	13.5
Municipal	30.1	0.2	(0.2)	30.1
Corporate	131.5	1.6	(0.9)	132.2
Mortgage and other asset-backed securities	150.1	1.6	(0.9)	150.9
Total investments	$331.6	$3.5	$(2.2)	$332.9
As of September 30, 2024 and December 31, 2023, the Company had $2.4 million and $2.5 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of September 30, 2024
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$9.0	$9.0
Due in 1-5 years	114.3	116.3
Due in 6-10 years	56.2	58.0
Due after 10 years	2.6	2.8
Total by maturity	182.1	186.1
Mortgage and other asset-backed securities	142.0	144.7
Total investment securities	$324.1	$330.8
There were $0.3 million gross losses and $0.5 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended September 30, 2024. There were $0.3 million gross losses and $0.9 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the nine months ended September 30, 2024.
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
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2024.

	As of September 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$2.6	$—	$1.1	$—	$3.7	$—
U.S. Treasury	4.8	—	1.7	—	6.5	—
Municipal	0.2	—	—	—	0.2	—
Corporate	3.3	—	4.6	—	8.0	—
Mortgage and other asset-backed securities	17.4	(0.1)	3.0	—	20.4	(0.1)
Total debt securities	$28.4	$(0.1)	$10.4	$(0.1)	$38.9	$(0.2)

	As of December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$6.0	$(0.1)	$6.0	$(0.1)
U.S. Treasury	3.4	(0.1)	5.0	(0.1)	8.5	(0.1)
Municipal	6.4	(0.1)	10.4	(0.1)	16.8	(0.2)
Corporate	11.4	(0.1)	48.0	(0.8)	59.4	(0.9)
Mortgage and other asset-backed securities	29.8	(0.4)	33.1	(0.5)	62.9	(0.9)
Total debt securities	$51.1	$(0.7)	$102.5	$(1.6)	$153.6	$(2.2)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three and nine months ended September 30, 2024.
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
The results of the quantitative impairment testing for certain franchise rights in the second quarter of 2024 identified that the carrying values of certain of our franchise rights intangible assets exceeded their fair value. As a result, we recognized a $134.1 million pre-tax non-cash impairment charge during the nine months ended September 30, 2024.
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
We also recorded a goodwill impairment charge of $1.3 million during the nine months ended September 30, 2024 related to one dealership that met the assets held for sale criteria in June 2024. The quantitative impairment test of the disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less cost to sell.
9. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Floor plan notes payable—trade	$311.7	$245.6
Floor plan notes payable offset account	(4.5)	(50.5)
Floor plan notes payable—trade, net	$307.2	$195.1

Floor plan notes payable—new non-trade	$1,371.4	$1,328.1
Floor plan notes payable—used non-trade	—	307.1
Floor plan notes payable offset account	(192.7)	(44.7)
Floor plan notes payable—non-trade, net	$1,178.8	$1,590.6
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America as of September 30, 2024 and December 31, 2023 were $128.8 million and $127.2 million, respectively. Loaner vehicles notes payable related to OEMs as of September 30, 2024 and December 31, 2023 were $96.3 million and $111.9 million, respectively.

10. DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	30.1	31.9
2021 Real Estate Facility	588.6	614.4
2021 BofA Real Estate Facility	160.4	165.9
2018 Bank of America Facility	38.8	50.3
2018 Wells Fargo Master Loan Facility	63.4	72.0
2015 Wells Fargo Master Loan Facility	33.3	37.2
2023 Syndicated Revolving Credit Facility	230.7	—
Finance lease liability	8.3	8.4
Total debt outstanding	3,403.7	3,230.1
Add—unamortized premium on 4.50% Senior Notes due 2028	0.5	0.6
Add—unamortized premium on 4.75% Senior Notes due 2030	1.1	1.3
Less—debt issuance costs	(22.5)	(25.9)
Long-term debt, including current portion	3,382.8	3,206.2
Less—current portion, net of current portion of debt issuance costs	(83.4)	(84.9)
Long-term debt	$3,299.5	$3,121.2
Mortgage Financings
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). During the three months ended September 30, 2024, we modified the captive mortgages to extend the payment term and maturity of the captive mortgages to August 2034. In addition, the interest rate was amended to 5.8% over the revised term. As of September 30, 2024, we had total captive mortgage notes payable outstanding of $30.1 million which are collateralized by the associated real estate.
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
A summary of the carrying values and fair values of our subordinated long-term debt is as follows:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$403.2	$402.8
4.625% Senior Notes due 2029	791.5	790.4
4.75% Senior Notes due 2030	442.6	442.2
5.00% Senior Notes due 2032	592.8	592.3
Total carrying value	$2,230.2	$2,227.7

Fair Value:
4.50% Senior Notes due 2028	$391.8	$384.8
4.625% Senior Notes due 2029	758.0	744.0
4.75% Senior Notes due 2030	422.8	410.3
5.00% Senior Notes due 2032	564.0	546.0
Total fair value	$2,136.6	$2,085.1

Interest Rate Swap Agreements
We currently have six interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. The following table provides information on the attributes of each swap as of September 30, 2024:

Inception Date	Notional Principal at Inception	Notional Value as of September 30, 2024	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$262.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$160.4	$110.6	May 2031
July 2020	$93.5	$72.3	$50.6	December 2028
July 2020	$85.5	$64.0	$57.3	November 2025
June 2015	$100.0	$54.8	$53.1	February 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation of these swaps are designated to be Level 2 inputs. The fair value of our swaps was an $59.9 million and $79.8 million asset as of September 30, 2024 and December 31, 2023, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Other current assets	$19.4	$27.5
Other long-term assets	40.6	52.3
Total fair value	$59.9	$79.8
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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$(20.3)	Other interest expense, net	$(8.9)
2023	$20.6	Other interest expense, net	$(9.2)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$6.9	Other interest expense, net	$(26.8)
2023	$34.6	Other interest expense, net	$(25.6)
 On the basis of yield curve conditions as of September 30, 2024 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $19.4 million.
Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$40.3	$—	$—	$40.3
Short-term investments	0.3	8.7	—	9.0
U.S. Treasury	17.4	—	—	17.4
Municipal	—	29.9	—	29.9
Corporate	—	129.9	—	129.9
Mortgage and other asset-backed securities	—	144.7	—	144.7
Total	$17.7	$313.1	$—	$330.8

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$4.8	$—	$—	$4.8
Short-term investments	2.0	4.2	—	6.2
U.S. Treasury	13.5	—	—	13.5
Municipal	—	30.1	—	30.1
Corporate	—	132.2	—	132.2
Mortgage and other asset-backed securities	—	150.9	—	150.9
Total	$15.5	$317.4	$—	$332.9
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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$10.0	Revenue-Finance and insurance, net	$0.3
2023	$(5.1)	Revenue-Finance and insurance, net	$(1.4)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss)	Location of Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2024	$6.0	Revenue-Finance and insurance, net	$0.6
2023	$(6.6)	Revenue-Finance and insurance, net	$(1.2)
12. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2024 and 2023, we made interest payments, including amounts capitalized, totaling $195.3 million and $102.9 million, respectively.
During the nine months ended September 30, 2024 and 2023, we made income tax payments, net of refunds received, totaling $64.5 million and $180.1 million, respectively.
During the nine months ended September 30, 2024 and 2023, we transferred $369.9 million and $314.1 million, respectively, of loaner vehicles from other current assets to inventories on our condensed consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying consolidated statements of cash flows.

13. SEGMENT INFORMATION
As of September 30, 2024, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic market-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment. Our Chief Operating Decision Maker is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic market level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one reportable segment as their operations (i) have similar economic characteristics (our markets all have similar long-term average gross margins), (ii) offer similar products and services (all of our markets offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our markets distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments.

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
Reportable segment financial information for the three and nine months ended September 30, 2024 and 2023, are as follows:

	Three Months Ended September 30, 2024
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$4,210.5	$77.0	$(50.8)	$4,236.7
Gross profit	$695.9	$19.5	$2.7	$718.0

	Three Months Ended September 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$3,638.9	$70.4	$(43.1)	$3,666.2
Gross profit	$655.5	$18.7	$(0.6)	$673.5

	Nine Months Ended September 30, 2024
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$12,609.0	$226.5	$(151.4)	$12,684.1
Gross profit	$2,134.5	$60.7	$3.6	$2,198.8

	Nine Months Ended September 30, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Revenue	$10,914.0	$211.1	$(134.2)	$10,991.0
Gross profit	$2,021.0	$59.5	$2.3	$2,082.8

Total assets by segment as of September 30, 2024 and December 31, 2023 are as follows:

	As of September 30, 2024
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$9,071.7	$1,044.2	$57.7	$10,173.6

	As of December 31, 2023
	Dealerships	TCA	Eliminations	Total Company
	(In millions)
Total assets	$9,199.4	$913.9	$46.1	$10,159.4
14. COMMITMENTS AND CONTINGENCIES
On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act (“ECOA”) in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. On August 16, 2024, after discussions with the FTC stalled, the FTC initiated an administrative proceeding by filing an enforcement action against the Company. On October 4, 2024, the Company filed suit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. While the Company disputes the FTC’s allegations that it violated the FTC Act and the ECOA, we are unable to reasonably predict the possible outcome of this matter at this time, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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
We had $13.3 million of letters of credit outstanding as of September 30, 2024, which are required by certain of our insurance providers. In addition, as of September 30, 2024, we maintained a $21.3 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.

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
•disruptions in our operations caused by, among other things, natural disasters;
•our relationships with, and the financial stability of, our lenders and lessors;
•our ability to execute our initiatives and other strategies; and
•our ability to leverage scale and cost structure to improve operating efficiencies across our dealership portfolio.
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. Forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to update any forward-looking statements contained herein.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2024, through our Dealerships segment, we owned and operated 202 new vehicle franchises (153 dealership locations), representing 31 brands of automobiles, and 37 collision centers within 14 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both independent third parties and TCA. The F&I products offered by TCA are sold through affiliated dealerships. For the nine months ended September 30, 2024, our new vehicle revenue brand mix consisted of 29% luxury, 41% imports and 29% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
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
Recent Events
Hurricanes Helene and Milton
In September 2024, Hurricane Helene affected our store operations in Florida, Georgia and South Carolina. With Hurricane Helene, stores in the path of the storm closed their doors early and many remained offline even after the storm passed due to power outages. Temporary store closures and reduced customer traffic in the days leading up to the storm and immediately afterwards resulted in fewer new and used vehicle unit sales along with lost business in fixed operations. We estimate the impact of the storm on diluted earnings per share for the quarter ended September 30, 2024 to be between $0.07 and $0.09 per share.
As it relates to Hurricane Milton that occurred in early October, while we are still assessing the operational and financial impacts from this storm, we believe the magnitude of the impact on our business will be greater than Hurricane Helene. The size and path of the storm placed it over a larger section of our store footprint and the damage to our dealership locations was more extensive. A higher number of stores closed for a longer period compared to Helene. Additionally, several locations experienced flooding, partial loss of vehicle inventories and extended power outages. Other locations had varying degrees of wind and water damage preventing them from reopening in a timely manner.
Stop sale orders for certain Toyota, Lexus and BMW models
The stop sale orders for certain Toyota, Lexus and BMW models during the third quarter of 2024 impacted volumes on some of our most profitable and in-demand vehicles. A stop sale order is a notification from a manufacturer or the National Highway Traffic Safety Administration that prohibits the sale or lease of a new or used vehicle due to a safety recall, defect or noncompliance. The Toyota Grand Highlander and Lexus TX models have been popular vehicles with healthy gross profit margins. Based on the pre-stop sale trends for these models, we estimate the impact from this event resulted in nearly 1,200 fewer new units sold for the quarter. We estimate the impact of the Toyota, Lexus and BMW stop sale orders on diluted earnings per share for the quarter ended September 30, 2024 to be between $0.32 and $0.34 per share. In addition to Hurricane Milton, we are also continuing to evaluate the fourth quarter impact of the stop sales for certain Toyota, Lexus and BMW models, along with the recent Honda stop sale order for several of their more popular models.
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

The CDK outage had a negative impact on our financial results during the quarter ended June 30, 2024 as a result of fewer new and used vehicle sales, which also impacted our F&I business, a reduction in parts and service volumes and certain incremental expenses related to our recovery efforts. We estimated the earnings per share for the quarter ended June 30, 2024, was negatively impacted between $0.95 and $1.15 per diluted share, without taking into account any potential recoveries related to the incident. The CDK Global cyber incident is not expected to continue to impact the Company’s operations and results in future periods.

We have cybersecurity insurance coverage of $15.0 million, with a $2.5 million deductible. The timing of recovering some portion of our losses through insurance or other recoveries is difficult to predict. The insurance recoveries we receive, if any, may not occur for several quarters or longer.

Acquisition of Jim Koons Dealerships
On December 11, 2023, the Company completed the acquisition of substantially all of the assets, including all real property and businesses, of the Jim Koons Dealerships ("Koons") pursuant to a Purchase and Sale Agreement with various entities that comprise the Jim Koons automotive dealerships group (the "Koons acquisition"). The Koons acquisition comprised 20 new vehicle dealerships and six collision centers.
Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the nine months ended September 30, 2024, was $12.68 billion, compared to $10.99 billion for the prior year.
•Consolidated gross profit for the nine months ended September 30, 2024, was $2.20 billion, compared to $2.08 billion for the prior year.
•The increase in consolidated revenue and gross profit is primarily due to the effects of the Koons acquisition, offset by lower gross profit per vehicle sold for both new and used vehicles as margins continue to shift downward from the historic highs in recent years.
•Our capital allocation priorities were supported by the repurchase of 826,340 shares for $182.1 million during the nine months ended September 30, 2024.

CONSOLIDATED RESULTS OF OPERATIONS
The Company's operating results for the three and nine months ended September 30, 2024 include the results of the Koons dealerships acquired in the fourth quarter of 2023. Accordingly, the increases in revenue and gross profit for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 are largely a result of this acquisition.
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
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,163.5	$1,861.9	$301.6	16%
Used vehicle	1,294.7	1,111.7	183.0	16%
Parts and service	593.1	526.5	66.6	13%
Finance and insurance, net	185.4	166.1	19.3	12%
TOTAL REVENUE	4,236.7	3,666.2	570.5	16%
GROSS PROFIT:
New vehicle	150.4	168.3	(17.9)	(11)%
Used vehicle	59.4	62.1	(2.7)	(4)%
Parts and service	337.1	291.1	46.0	16%
Finance and insurance, net	171.2	152.0	19.2	13%
TOTAL GROSS PROFIT	718.0	673.5	44.5	7%
OPERATING EXPENSES:
Selling, general, and administrative	466.5	391.7	74.8	19%
Depreciation and amortization	18.9	17.0	1.9	11%
INCOME FROM OPERATIONS	232.7	264.7	(32.1)	(12)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	22.3	—	22.3	NM
Other interest expense, net	45.7	38.7	7.0	18%
Gain on dealership divestitures	(5.0)	—	(5.0)	NM
Total other expenses, net	63.0	38.7	24.2	63%
INCOME BEFORE INCOME TAXES	169.7	226.0	(56.3)	(25)%
Income tax expense	43.4	56.8	(13.4)	(24)%
NET INCOME	$126.3	$169.2	$(42.9)	(25)%
Net income per common share—Diluted	$6.37	$8.19	$(1.81)	(22)%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2024	2023
REVENUE MIX PERCENTAGES:
New vehicle	51.1%	50.8%
Used vehicle retail	27.1%	27.7%
Used vehicle wholesale	3.5%	2.6%
Parts and service	14.0%	14.4%
Finance and insurance, net	4.4%	4.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	20.9%	25.0%
Used vehicle retail	7.8%	8.9%
Used vehicle wholesale	0.5%	0.3%
Parts and service	46.9%	43.2%
Finance and insurance, net	23.8%	22.6%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.9%	18.4%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	65.0%	58.2%
Total revenue during the third quarter of 2024 increased by $570.5 million (16%) compared to the third quarter of 2023, due to a $301.6 million (16%) increase in new vehicle revenue, a $183.0 million (16%) increase in used vehicle revenue, a $66.6 million (13%) increase in parts and service revenue and a $19.3 million (12%) increase in F&I, net revenue. During the three months ended September 30, 2024, gross profit increased by $44.5 million (7%) driven by a $46.0 million (16%) increase in parts and service gross profit and a $19.2 million (13%) increase in F&I gross profit partially offset by a $17.9 million (11%) decrease in new vehicle gross profit and a $2.7 million (4%) decrease in used vehicle gross profit. The increase in revenue and gross profit is largely attributable to the Koons acquisition; however, the gross profit increase was partially offset by the declining margins for new and used vehicles.
Income from operations during the third quarter of 2024 decreased by $32.1 million (12%) compared to the third quarter of 2023, primarily due to a $74.8 million (19%) increase in SG&A expense, partially offset by $44.5 million (7%) increase in gross profit.
Total other expenses, net increased by $24.2 million (63%) during the third quarter of 2024 as compared to the third quarter of 2023, primarily as a result of a $22.3 million increase in floor plan interest expense, partially offset by a $5.0 million increase in gain on dealership divestitures. Income before income taxes decreased $56.3 million (25%) to $169.7 million for the three months ended September 30, 2024. Overall, net income decreased by $42.9 million (25%) during the third quarter of 2024 as compared to the third quarter of 2023.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$639.2	$581.3	$57.9	10%
Import	897.0	761.7	135.2	18%
Domestic	627.3	518.9	108.5	21%
Total new vehicle revenue	$2,163.5	$1,861.9	$301.6	16%
Gross profit:
Luxury	$61.8	$61.6	$0.3	—%
Import	56.4	68.0	(11.6)	(17)%
Domestic	32.1	38.7	(6.6)	(17)%
Total new vehicle gross profit	$150.4	$168.3	$(17.9)	(11)%
New vehicle units:
Luxury	8,951	8,150	801	10%
Import	22,500	19,659	2,841	14%
Domestic	11,156	9,037	2,119	23%
Total new vehicle units	42,607	36,846	5,761	16%

Same Store:
Revenue:
Luxury	$623.9	$584.0	$39.9	7%
Import	766.5	744.5	22.0	3%
Domestic	443.7	513.2	(69.5)	(14)%
Total new vehicle revenue	$1,834.1	$1,841.7	$(7.6)	—%
Gross profit:
Luxury	$61.1	$61.6	$(0.5)	(1)%
Import	44.8	66.9	(22.2)	(33)%
Domestic	20.3	38.4	(18.2)	(47)%
Total new vehicle gross profit	$126.2	$167.0	$(40.8)	(24)%
New vehicle units
Luxury	8,730	8,184	546	7%
Import	19,421	19,198	223	1%
Domestic	7,780	8,929	(1,149)	(13)%
Total new vehicle units	35,931	36,311	(380)	(1)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per new vehicle sold	$50,778	$50,531	$247	—%
Gross profit per new vehicle sold	$3,529	$4,567	$(1,037)	(23)%
New vehicle gross margin	7.0%	9.0%	(2.1)%

Luxury:
Gross profit per new vehicle sold	$6,906	$7,553	$(646)	(9)%
New vehicle gross margin	9.7%	10.6%	(0.9)%
Import:
Gross profit per new vehicle sold	$2,508	$3,458	$(950)	(27)%
New vehicle gross margin	6.3%	8.9%	(2.6)%
Domestic:
Gross profit per new vehicle sold	$2,881	$4,286	$(1,405)	(33)%
New vehicle gross margin	5.1%	7.5%	(2.3)%

Same Store:
Revenue per new vehicle sold	$51,044	$50,719	$325	1%
Gross profit per new vehicle sold	$3,512	$4,599	$(1,087)	(24)%
New vehicle gross margin	6.9%	9.1%	(2.2)%

Luxury:
Gross profit per new vehicle sold	$7,003	$7,529	$(527)	(7)%
New vehicle gross margin	9.8%	10.6%	(0.8)%
Import:
Gross profit per new vehicle sold	$2,305	$3,486	$(1,181)	(34)%
New vehicle gross margin	5.8%	9.0%	(3.1)%
Domestic:
Gross profit per new vehicle sold	$2,606	$4,306	$(1,701)	(39)%
New vehicle gross margin	4.6%	7.5%	(2.9)%
For the three months ended September 30, 2024, new vehicle revenue increased by $301.6 million (16%) due to a $135.2 million (18%) increase in import brands revenue, a $108.5 million (21%) increase in domestic brands revenue and a $57.9 million (10%) increase in luxury brands revenue. Same store new vehicle revenue decreased by $7.6 million, driven by a $69.5 million (14%) decrease in domestic brands revenue, partially offset by a $39.9 million (7%) increase in luxury brands revenue and a $22.0 million (3%) increase in import brands revenue.
For the three months ended September 30, 2024, new vehicle gross profit and same store new vehicle gross profit decreased by $17.9 million (11%) and $40.8 million (24%), respectively. Same store new vehicle gross margin for the three months ended September 30, 2024 decreased 219 basis points to 6.9%. A similar decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended September 30, 2024, was approximately 15.6 million which increased as compared to approximately 15.5 million during the three months ended September 30, 2023. The increase in SAAR period over period reflects higher inventory supply coupled with continued consumer demand for new vehicles. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,148.5	$1,016.8	$131.6	13%
Used vehicle wholesale revenue	146.2	94.9	51.3	54%
Used vehicle revenue	$1,294.7	$1,111.7	$183.0	16%
Gross profit:
Used vehicle retail gross profit	$56.1	$59.8	$(3.7)	(6)%
Used vehicle wholesale gross profit	3.3	2.3	1.0	45%
Used vehicle gross profit	$59.4	$62.1	$(2.7)	(4)%
Used vehicle retail units:
Used vehicle retail units	37,347	32,117	5,230	16%

Same Store:
Revenue:
Used vehicle retail revenue	$921.0	$1,005.6	$(84.6)	(8)%
Used vehicle wholesale revenue	104.4	92.4	12.0	13%
Used vehicle revenue	$1,025.4	$1,098.1	$(72.7)	(7)%
Gross profit:
Used vehicle retail gross profit	$46.4	$59.1	$(12.6)	(21)%
Used vehicle wholesale gross profit	2.3	2.4	(0.1)	(3)%
Used vehicle gross profit	$48.8	$61.5	$(12.7)	(21)%
Used vehicle retail units:
Used vehicle retail units	29,668	31,665	(1,997)	(6)%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per used vehicle retailed	$30,751	$31,660	$(909)	(3)%
Gross profit per used vehicle retailed	$1,501	$1,861	$(361)	(19)%
Used vehicle retail gross margin	4.9%	5.9%	(1.0)%

Same Store:
Revenue per used vehicle retailed	$31,044	$31,759	$(715)	(2)%
Gross profit per used vehicle retailed	$1,566	$1,866	$(300)	(16)%
Used vehicle retail gross margin	5.0%	5.9%	(0.8)%
Used vehicle revenue increased by $183.0 million (16%) compared to the same period of the prior year, due to a $131.6 million (13%) increase in used vehicle retail revenue and a $51.3 million (54%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $72.7 million (7%), largely due to a $84.6 million (8%) decrease in used vehicle retail revenue, partially offset by a $12.0 million (13%) increase in used vehicle wholesale revenue. Total used vehicle retail unit sales increased by 16% due to the Koons acquisition while same store used vehicle retail unit sales decreased by 6% during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Revenue per used vehicle retailed has continued to contract as seen in the third quarter of 2024, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. For the three months ended September 30, 2024, total Company and same store used vehicle retail gross profit margins decreased by 100 basis points and 83 basis points, respectively, as compared to the three months ended September 30, 2023. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by a tighter market for used vehicles during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
For the three months ended September 30, 2024, used vehicle retail gross profit margins decreased from 5.9% to 4.9% and 5.9% to 5.0% respectively, for all stores and on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit decreased $3.7 million (6%) for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and decreased $12.6 million (21%) on a same store basis for the same periods. On a total company basis our gross profit per used vehicle retailed decreased $361 (19%), and on a same store basis, our gross profit per used vehicle retailed decreased $300 (16%) when compared to the prior year period, which was primarily driven by decreases in used vehicle market prices.
Parts and Service—
For the three months ended September 30, 2024 and 2023, we are presenting "Collision" as a separate line item within parts and service gross profit. In periods prior to June 30, 2024, "Collision" was included within "Customer pay." We reclassified the corresponding amounts for the three months ended September 30, 2023 to conform to current year presentation.

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
As Reported:
Parts and service revenue	$593.1	$526.5	$66.6	13%
Parts and service gross profit:
Customer pay	$177.7	$145.9	$31.9	22%
Warranty	48.9	39.0	9.9	25%
Collision	31.3	30.8	0.4	1%
Wholesale parts	19.5	19.8	(0.3)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	$277.4	$235.5	$41.9	18%
Parts and service gross margin, excluding reconditioning and preparation	46.8%	44.7%	2.0%
Reconditioning and preparation *	$59.7	$55.7	$4.1	7%
Total parts and service gross profit	$337.1	$291.1	$46.0	16%
Total parts and service gross margin	56.8%	55.3%	1.5%

Same Store:
Parts and service revenue	$524.7	$519.1	$5.5	1%
Parts and service gross profit:
Customer pay	$154.3	$143.5	$10.8	8%
Warranty	44.0	38.5	5.4	14%
Collision	27.7	30.8	(3.1)	(10)%
Wholesale parts	19.1	19.6	(0.4)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	$245.1	$232.3	$12.8	6%
Parts and service gross margin, excluding reconditioning and preparation	46.7%	44.8%	2.0%
Reconditioning and preparation *	$52.9	$55.1	$(2.2)	(4)%
Total parts and service gross profit	$298.1	$287.5	$10.6	4%
Total parts and service gross margin	56.8%	55.4%	1.4%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.

The $66.6 million (13%) increase in parts and service revenue was primarily due to a $47.9 million (18%) increase in customer pay revenue, a $15.8 million (22%) increase in warranty revenue, a $2.5 million (2%) increase in wholesale parts revenue and a $0.4 million (1%) increase in collision revenue. Same store parts and service revenue increased by $5.5 million (1%) to $524.7 million during the three months ended September 30, 2024 from $519.1 million during the three months ended September 30, 2023. The increase in same store parts and service revenue was due to a $10.8 million (4%) increase in customer pay revenue and a $7.5 million (10%) increase in warranty revenue, partially offset by a $7.7 million (11%) decrease in collision revenue and a $5.0 million (5%) decrease in wholesale parts revenue. Consumers are owning a vehicle for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the three months ended September 30, 2024, total parts and service gross profit increased by $46.0 million (16%) to $337.1 million and same store total parts and service gross profit increased by $10.6 million (4%) to $298.1 million when compared to the same period of the prior year. The all store increase is primarily due to the Koons acquisition and reconditioning and preparation, while the same store increase is primarily a result of increased customer pay and warranty volume, which is in line with the increasing trend of aged vehicles.
Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$185.4	$166.1	$19.3	12%
Finance and insurance, net gross profit	$171.2	$152.0	$19.2	13%
Finance and insurance, net per vehicle sold	$2,141	$2,204	$(63)	(3)%

Same Store:
Finance and insurance, net revenue	$152.7	$165.0	$(12.2)	(7)%
Finance and insurance, net gross profit	$138.5	$150.9	$(12.4)	(8)%
Finance and insurance, net per vehicle sold	$2,111	$2,219	$(108)	(5)%
F&I revenue, net increased by $19.3 million (12%) during the third quarter of 2024 when compared to the third quarter of 2023, as a result of a 16% increase in total retail units sold offset by a $63 (3%) decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $12.2 million (7%) during the third quarter of 2024 when compared to the third quarter of 2023, as a result of a 3% decrease in total retail units sold and a 5% decrease in F&I per vehicle retailed. We are seeing slightly lower penetration rates in our F&I products as customers look for ways to manage lower monthly payments in a high interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
Finance and insurance, revenue	$36.4	$36.2	$0.2	—%
Finance and insurance, cost of sales	$14.2	$14.1	$0.1	1%
Finance and insurance, gross profit	$22.2	$22.1	$—	—%

TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended

September 30, 2024, TCA generated $36.4 million revenue, consisting primarily of earned premiums and $4.7 million investment income from the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the three months ended September 30, 2024, TCA recorded $14.2 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
As we continue to integrate TCA, we expect a rollout of TCA products to our remaining stores in 2025. With the ownership of TCA, while the combined profitability of the transaction is higher, the timing of revenue and cost recognition is deferred and amortized over the life of the contract. We expect that this rollout will result in lower F&I revenue and gross profit over the next two to three years due to the change in how the revenue from these contracts are earned.
Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2024	% of Gross Profit	2023	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$304.3	42.4%	$257.0	38.2%	$47.3	4.2%
Rent and related expenses	37.3	5.2%	25.6	3.8%	11.6	1.4%
Advertising	16.0	2.2%	12.6	1.9%	3.4	0.4%
Other	109.0	15.2%	96.5	14.3%	12.5	0.8%
Selling, general, and administrative expense	$466.5	65.0%	$391.7	58.2%	$74.8	6.8%
Gross profit	$718.0		$673.5

Same Store:
Personnel costs	$256.7	42.0%	$253.6	38.0%	$3.1	3.9%
Rent and related expenses	33.4	5.5%	25.3	3.8%	8.1	1.7%
Advertising	11.4	1.9%	12.3	1.9%	(0.9)	—%
Other	92.8	15.2%	94.9	14.2%	(2.1)	0.9%
Selling, general, and administrative expense	$394.3	64.5%	$386.2	57.9%	$8.2	6.6%
Gross profit	$611.5		$666.8

SG&A expense as a percentage of gross profit increased 680 basis points from 58.2% for the three months ended September 30, 2023 to 65.0% for the three months ended September 30, 2024, while same store SG&A expense as a percentage of gross profit increased 657 basis points to 64.5% over the same period in 2024. The increase in SG&A expense as a percentage of gross profit on a total company basis during the three months ended September 30, 2024 is primarily the result of higher cost in personnel and other categories in SG&A expense partially offset by higher gross profits for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in SG&A as a percentage of gross profit on the same store basis during the three months ended September 30, 2024 is primarily the result of lower gross profits for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. On a total company basis, SG&A expense increased by $74.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to the Koons acquisition in December 2023. Additionally, during the three months ended September 30, 2024 and 2023, we incurred $4.0 million and no losses, respectively, related to hail damage at certain dealerships.

Floor Plan Interest Expense —
Floor plan interest expense increased by $22.3 million to $22.3 million during the three months ended September 30, 2024 as compared to no floor plan interest expense for the three months ended September 30, 2023 due to less cash held in the floor plan offset account during the three months ended September 30, 2024.
Other Interest Expense —
Other interest expense increased $7.0 million (18%) during the three months ended September 30, 2024 from $38.7 million during the three months ended September 30, 2023 to $45.7 million. This increase was primarily due to a $7.2 million increase in our credit facility interest expense and a $1.0 million increase in loaner payable interest expense driven by higher loaner vehicle balances, marginally offset by a decrease of $0.6 million in amortization of capitalized interest expense.
Gain on Dealership Divestitures —
During the three months ended September 30, 2024, we sold one Chevrolet franchise (one dealership location) in Atlanta, Georgia and one Honda franchise (one dealership location) in Spokane, Washington. The Company recorded a pre-tax gain totaling $5.0 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures.
There were no divestitures during the three months ended September 30, 2023.
Income Tax Expense —
The $13.4 million (24%) decrease in income tax expense was primarily the result of a $56.3 million (25%) decrease in income before income taxes. Our effective tax rate for the three months ended September 30, 2024 was 25.6% compared to 25.1% in the prior comparative period, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2024 at 25.4%.

CONSOLIDATED RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$6,392.6	$5,572.2	$820.4	15%
Used vehicle	3,959.6	3,345.6	614.1	18%
Parts and service	1,764.3	1,568.2	196.1	13%
Finance and insurance, net	567.5	505.0	62.5	12%
TOTAL REVENUE	12,684.1	10,991.0	1,693.1	15%
GROSS PROFIT:
New vehicle	468.3	532.1	(63.8)	(12)%
Used vehicle	192.3	210.0	(17.6)	(8)%
Parts and service	1,011.1	865.3	145.9	17%
Finance and insurance, net	527	475.4	51.6	11%
TOTAL GROSS PROFIT	2,198.8	2,082.8	116.0	6%
OPERATING EXPENSES:
Selling, general, and administrative	1,411.6	1,203.3	208.3	17%
Depreciation and amortization	55.8	50.5	5.3	10%
Asset impairments	135.4	—	135.4	NM
INCOME FROM OPERATIONS	596.0	829.0	(233.0)	(28)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	66.1	1.5	64.7	NM
Other interest expense, net	134.9	115.3	19.5	17%
Gain on dealership divestitures	(8.6)	(13.5)	4.9	(36)%
Total other expenses, net	192.4	103.3	89.1	86%
INCOME BEFORE INCOME TAXES	403.6	725.7	(322.1)	(44)%
Income tax expense	102.1	178.7	(76.6)	(43)%
NET INCOME	$301.5	$547.0	$(245.5)	(45)%
Net income per share—Diluted	$14.99	$25.91	$(10.92)	(42)%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2024	2023
REVENUE MIX PERCENTAGES:
New vehicle	50.4%	50.7%
Used vehicle retail	27.6%	27.8%
Used vehicle wholesale	3.6%	2.7%
Parts and service	13.9%	14.3%
Finance and insurance, net	4.5%	4.6%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	21.3%	25.5%
Used vehicle retail	8.1%	9.4%
Used vehicle wholesale	0.7%	0.7%
Parts and service	46.0%	41.5%
Finance and insurance, net	24.0%	22.8%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.3%	19.0%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	64.2%	57.8%
Total revenue for the nine months ended September 30, 2024 increased by $1,693.1 million (15%) compared to the nine months ended September 30, 2023, due to a $820.4 million (15%) increase in new vehicle revenue, a $614.1 million (18%) increase in used vehicle revenue, a $196.1 million (13%) increase in parts and service revenue and a $62.5 million (12%) increase in F&I, net revenue. The $116.0 million (6%) increase in gross profit during the nine months ended September 30, 2024 was driven by a $145.9 million (17%) increase in parts and service gross profit and a $51.6 million (11%) increase in F&I, net gross profit, partially offset by a $63.8 million (12%) decrease in new vehicle gross profit and a $17.6 million (8%) decrease in used vehicle gross profit. The increase in revenue and gross profit is largely attributable to the Koons acquisition; however, the gross profit increase is partially offset by declining new and used vehicle margins.
Income from operations during the nine months ended September 30, 2024 decreased by $233.0 million (28%), compared to the nine months ended September 30, 2023, primarily due to a $208.3 million (17%) increase in SG&A expense, a $135.4 million increase in franchise rights impairment and a $5.3 million (10%) increase in depreciation and amortization expense, partially offset by a $116.0 million (6%) increase in gross profit.
Total other expenses, net increased by $89.1 million (86%), primarily as a result of a $64.7 million increase in floor plan interest expense, an increase of $19.5 million (17%) in other interest expense, net and a $4.9 million (36%) decrease in gain on dealership divestitures, recorded during the nine months ended September 30, 2024 when compared to the same period of the prior year. Income before income taxes decreased $322.1 million (44%) to $403.6 million for the nine months ended September 30, 2024. Overall, net income decreased by $245.5 million (45%) during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,877.7	$1,819.3	$58.4	3%
Import	2,641.1	2,196.7	444.4	20%
Domestic	1,873.9	1,556.3	317.6	20%
Total new vehicle revenue	$6,392.6	$5,572.2	$820.4	15%
Gross profit:
Luxury	$183.3	$203.4	$(20.1)	(10)%
Import	175.8	204.3	(28.5)	(14)%
Domestic	109.2	124.4	(15.2)	(12)%
Total new vehicle gross profit	$468.3	$532.1	$(63.8)	(12)%
New vehicle units:
Luxury	26,248	25,504	744	3%
Import	66,650	57,015	9,635	17%
Domestic	33,065	27,093	5,972	22%
Total new vehicle units	125,963	109,612	16,351	15%

Same Store:
Revenue:
Luxury	$1,819.4	$1,816.7	$2.7	—%
Import	2,200.3	2,144.9	55.3	3%
Domestic	1,349.0	1,539.7	(190.7)	(12)%
Total new vehicle revenue	$5,368.7	$5,501.4	$(132.7)	(2)%
Gross profit:
Luxury	$179.6	$202.4	$(22.7)	(11)%
Import	135.7	200.9	(65.2)	(32)%
Domestic	76.1	123.5	(47.4)	(38)%
Total new vehicle gross profit	$391.5	$526.8	$(135.3)	(26)%
New vehicle units:
Luxury	25,423	25,405	18	—%
Import	56,103	55,661	442	1%
Domestic	23,559	26,806	(3,247)	(12)%
Total new vehicle units	105,085	107,872	(2,787)	(3)%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per new vehicle sold	$50,750	$50,836	$(86)	—%
Gross profit per new vehicle sold	$3,718	$4,855	$(1,137)	(23)%
New vehicle gross margin	7.3%	9.5%	(2.2)%

Luxury:
Gross profit per new vehicle sold	$6,982	$7,975	$(993)	(12)%
New vehicle gross margin	9.8%	11.2%	(1.4)%
Import:
Gross profit per new vehicle sold	$2,638	$3,584	$(945)	(26)%
New vehicle gross margin	6.7%	9.3%	(2.6)%
Domestic:
Gross profit per new vehicle sold	$3,302	$4,592	$(1,290)	(28)%
New vehicle gross margin	5.8%	8.0%	(2.2)%

Same Store:
Revenue per new vehicle sold	$51,089	$50,999	$90	—%
Gross profit per new vehicle sold	$3,725	$4,883	$(1,158)	(24)%
New vehicle gross margin	7.3%	9.6%	(2.3)%

Luxury:
Gross profit per new vehicle sold	$7,066	$7,966	$(900)	(11)%
New vehicle gross margin	9.9%	11.1%	(1.3)%
Import:
Gross profit per new vehicle sold	$2,419	$3,609	$(1,190)	(33)%
New vehicle gross margin	6.2%	9.4%	(3.2)%
Domestic:
Gross profit per new vehicle sold	$3,231	$4,608	$(1,377)	(30)%
New vehicle gross margin	5.6%	8.0%	(2.4)%
For the nine months ended September 30, 2024, new vehicle revenue increased by $820.4 million (15%) as a result of a 15% increase in new vehicle units sold. Same store new vehicle revenue decreased by $132.7 million (2%) as the result of a 3% decrease in new vehicle units sold.
For the nine months ended September 30, 2024, new vehicle gross profit and same store new vehicle gross profit decreased by $63.8 million (12%) and $135.3 million (26%), respectively. Same store new vehicle gross margin for the nine months ended September 30, 2024 decreased 228 basis points to 7.3% driven by the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the nine months ended September 30, 2024 was approximately 15.6 million which increased as compared to approximately 15.4 million during the nine months ended September 30, 2023. The increase in SAAR period over period reflects higher inventory supply coupled with continued consumer demand for new vehicles. However, we continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$3,507.0	$3,051.8	$455.2	15%
Used vehicle wholesale revenue	452.6	293.8	158.8	54%
Used vehicle revenue	$3,959.6	$3,345.6	$614.1	18%
Gross profit:
Used vehicle retail gross profit	$177.4	$196.2	$(18.8)	(10)%
Used vehicle wholesale gross profit	14.9	13.7	1.2	9%
Used vehicle gross profit	$192.3	$210.0	$(17.6)	(8)%
Used vehicle retail units:
Used vehicle retail units	115,370	96,729	18,641	19%

Same Store:
Revenue:
Used vehicle retail revenue	$2,795.3	$3,000.9	$(205.6)	(7)%
Used vehicle wholesale revenue	333.8	283.9	49.8	18%
Used vehicle revenue	$3,129.0	$3,284.8	$(155.8)	(5)%
Gross profit:
Used vehicle retail gross profit	$145.7	$193.0	$(47.3)	(24)%
Used vehicle wholesale gross profit	9.6	13.9	(4.3)	(31)%
Used vehicle gross profit	$155.4	$207.0	$(51.6)	(25)%
Used vehicle retail units:
Used vehicle retail units	91,167	94,604	(3,437)	(4)%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per used vehicle retailed	$30,398	$31,550	$(1,152)	(4)%
Gross profit per used vehicle retailed	$1,538	$2,029	$(491)	(24)%
Used vehicle retail gross margin	5.1%	6.4%	(1.4)%

Same Store:
Revenue per used vehicle retailed	$30,661	$31,720	$(1,059)	(3)%
Gross profit per used vehicle retailed	$1,599	$2,040	$(442)	(22)%
Used vehicle retail gross margin	5.2%	6.4%	(1.2)%
Used vehicle revenue increased by $614.1 million (18%) due to a $455.2 million (15%) increase in used vehicle retail revenue and a $158.8 million (54%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $155.8 million (5%) due to a $205.6 million (7%) decrease in used vehicle retail revenue, partially offset by a $49.8 million (18%) increase in used vehicle wholesale revenue. Total used vehicle retail unit sales increased by 19% due to the Koons acquisition while same store used vehicle retail unit sales decreased by 4% during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Revenue per used vehicle retailed has continued to contract as seen in the third quarter of 2024, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage.

For the nine months ended September 30, 2024, used vehicle retail gross profit margins decreased from 6.4% to 5.1% and 6.4% to 5.2%, respectively, for all stores and on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit decreased $18.8 million (10%) for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 and decreased $47.3 million (24%) on a same store basis for the same period. On a total company basis, our gross profit per used vehicle retailed for the nine months ended September 30, 2024, decreased $491 (24%), and on a same store basis, our gross profit per used vehicle retailed decreased $442 (22%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by a tighter market for used vehicles during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Parts and Service—
For the nine months ended September 30, 2024, and 2023, we are presenting "Collision" as a separate line item within parts and service gross profit. In periods prior to June 30, 2024, "Collision" was included within "Customer pay". We reclassified the corresponding amounts for the nine months ended September 30, 2023 to conform to current year presentation.

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,764.3	$1,568.2	$196.1	13%
Parts and service gross profit:
Customer pay	$532.2	$440.5	$91.7	21%
Warranty	136.8	111.4	25.4	23%
Collision	97.1	93.5	3.6	4%
Wholesale parts	59.3	59.4	(0.1)	—%
Parts and service gross profit, excluding reconditioning and preparation	$825.3	$704.8	$120.5	17%
Parts and service gross margin, excluding reconditioning and preparation	46.8%	44.9%	1.8%
Reconditioning and preparation *	$185.8	$160.5	$25.3	16%
Total parts and service gross profit	$1,011.1	$865.3	$145.9	17%
Total parts and service gross margin	57.3%	55.2%	2.1%

Same Store:
Parts and service revenue	$1,547.5	$1,542.5	$4.9	—%
Parts and service gross profit:
Customer pay	$458.6	$432.3	$26.3	6%
Warranty	122.0	109.9	12.1	11%
Collision	86.6	92.9	(6.4)	(7)%
Wholesale parts	57.1	58.5	(1.4)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	$724.2	$693.6	$30.6	4%
Parts and service gross margin, excluding reconditioning and preparation	46.8%	45.0%	1.8%
Reconditioning and preparation *	$164.8	$158.6	$6.2	4%
Total parts and service gross profit	$889.0	$852.2	$36.8	4%
Total parts and service gross margin	57.4%	55.2%	2.2%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $196.1 million (13%) increase in parts and service revenue was primarily due to a $137.0 million (17%) increase in customer pay revenue, a $43.6 million (21%) increase in warranty revenue, a $10.4 million (3%) increase in wholesale parts revenue and a $5.1 million (3%) increase in collision revenue. Same store parts and service revenue increased slightly by $4.9 million from $1.54 billion for the nine months ended September 30, 2023 to $1.55 billion for the nine months ended September 30, 2024. The increase in same store parts and service revenue was due to a $20.8 million (3%) increase in customer pay revenue and an $18.2 million (9%) increase in warranty revenue, partially offset by a $18.4 million (9%) decrease in collision revenue and a $15.7 million (5%) decrease in wholesale parts revenue. Consumers are owning a vehicle for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the nine months ended September 30, 2024, total parts and service gross profit increased by $145.9 million (17%) to $1.01 billion, and same store total parts and service gross profit increased by $36.8 million (4%) to $889.0 million when compared to the same period of the prior year. The all store increase is primarily due to the Koons acquisition, while the same store increase is primarily a result of increased customer pay and warranty volume and reconditioning and preparation, which is in line with the increasing trend of aged vehicles.
Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$567.5	$505.0	$62.5	12%
Finance and insurance, net gross profit	$527.0	$475.4	$51.6	11%
Finance and insurance, net per vehicle sold	$2,184	$2,304	$(120)	(5)%

Same Store:
Finance and insurance, net revenue	$463.8	$500.4	$(36.7)	(7)%
Finance and insurance, net gross profit	$423.3	$470.9	$(47.6)	(10)%
Finance and insurance, net per vehicle sold	$2,157	$2,325	$(169)	(7)%
F&I revenue, net increased $62.5 million (12%) during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, as a result of a 17% increase in new and used retail unit sales, partially offset by a 5% decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $36.7 million (7%) during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, as a result of a 3% decrease in new and used retail unit sales and an 7% decrease in F&I per vehicle retailed. We are seeing slightly lower penetration rates in our F&I products as customers look for ways to manage lower monthly payments in a higher interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
Finance and insurance, revenue	$104.8	$103.3	$1.4	1%
Finance and insurance, cost of sales	$40.5	$29.6	$10.9	37%
Finance and insurance, gross profit	$64.3	$73.8	$(9.5)	(13)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the nine months ended September 30, 2024, TCA generated $104.8 million of revenue, consisting primarily of earned premium and $13.3 million investment income from the investment portfolio.

Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the nine months ended September 30, 2024, TCA recorded $40.5 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2024	% of Gross Profit	2023	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$926.4	42.1%	$810.1	38.9%	$116.3	3.2%
Rent and related expenses	103.3	4.7%	89.9	4.3%	13.5	0.4%
Advertising	47.8	2.2%	33.8	1.6%	14.0	0.6%
Other	334.2	15.2%	269.6	12.9%	64.6	2.3%
Selling, general, and administrative expense	$1,411.6	64.2%	$1,203.3	57.8%	$208.3	6.4%
Gross profit	$2,198.8		$2,082.8

Same Store:
Personnel costs	$771.2	41.5%	$797.3	38.8%	$(26.1)	2.7%
Rent and related expenses	93.7	5.0%	88.4	4.3%	5.3	0.7%
Advertising	33.9	1.8%	32.6	1.6%	1.3	0.2%
Other	286.7	15.4%	263.4	12.8%	23.3	2.6%
Selling, general, and administrative expense	$1,185.5	63.8%	$1,181.8	57.5%	$3.7	6.3%
Gross profit	$1,859.1		$2,056.8
SG&A expense as a percentage of gross profit increased 643 basis points from 57.8% for the nine months ended September 30, 2023 to 64.2% for the nine months ended September 30, 2024, while same store SG&A expense as a percentage of gross profit increased 631 basis points to 63.8% over the same period. The increase in SG&A as a percentage of gross profit on a total company basis during the nine months ended September 30, 2024 is primarily the result of higher cost in personnel and other categories in SG&A expense partially offset by higher gross profits for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in SG&A as a percentage of gross profit on the same store basis during the nine months ended September 30, 2024 is primarily the result of lower gross profits for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 and higher other costs related to an increase in loaner vehicle expenses and professional and other outside services. On a total company basis, SG&A expense increased by $208.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the Koons acquisition in December 2023. Additionally, during the nine months ended September 30, 2024, and 2023, we incurred $7.1 million and $4.3 million, respectively, of losses related to hail damage at certain dealerships.
Asset Impairments —
During the nine months ended September 30, 2024, we recognized asset impairment charges of $135.4 million as compared to no impairment charges during the nine months ended September 30, 2023. The asset impairments resulted from our interim franchise rights impairment tests for certain underperforming stores, limited primarily to one brand.
Floor Plan Interest Expense—
Floor plan interest expense increased by $64.7 million to $66.1 million during the nine months ended September 30, 2024 compared to $1.5 million during the nine months ended September 30, 2023 due to higher levels of new inventory on hand and lower balances held in our floor plan offset accounts during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Other Interest Expense —
Other interest expense, net increased $19.5 million (17%) during the nine months ended September 30, 2024 from $115.3 million during the nine months ended September 30, 2023 to $134.9 million. This increase was primarily due to the

$19.4 million increase in our credit facility interest expense, $3.9 million increase in loaner payable interest expense driven by higher loaner vehicle balances as well as a $1.8 million decrease in interest income, partially offset by a decrease of $2.5 million in mortgage interest expense and an increase of $2.4 million in amortization of capitalized interest expense.
Gain on Dealership Divestitures —
During the nine months ended September 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado and one Nissan franchise (one dealership location) in Atlanta, Georgia, one Chevrolet franchise (one dealership location) in Atlanta, Georgia and one Honda franchise (one dealership location) in Spokane, Washington. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures.
During the nine months ended September 30, 2023, we sold one Acura franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures.
Income Tax Expense—
The $76.6 million (43%) decrease in income tax expense was primarily the result of a $322.1 million (44%) decrease in income before income taxes. For the nine months ended September 30, 2024 and 2023, our effective income tax rate was 25.3% and 24.6%, respectively, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation. We currently estimate our effective tax rate for the year ended December 31, 2024 at approximately 25.4%.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2024, we had total available liquidity of $768.2 million, which consisted of cash and cash equivalents of $4.7 million (excluding $55.6 million held by TCA), available funds in our floor plan offset accounts of $197.2 million, $256.0 million of availability under our revolving credit facility and $310.3 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle floor plan facility are limited by borrowing base calculations and, from time-to-time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2024, these financial covenants did not further limit our availability under our other credit facilities.
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
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2024.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
During the three and nine months ended September 30, 2024, we repurchased 393,951 and 826,340 shares of our common stock under our repurchase program for a total of $88.9 million and $182.1 million, respectively. On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of September 30, 2024, we had $276.7 million remaining under its share repurchase authorization.
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
During the three and nine months ended September 30, 2024, we repurchased 1,050 and 46,711 shares of our common stock for $0.2 million and $10.1 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Nine Months Ended September 30,
	2024	2023
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$427.0	$239.8
Change in Floor Plan Notes Payable—Non-Trade, net	(70.6)	(2.8)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	175.9	233.7
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisition and divestitures	(45.1)	42.9
Adjusted cash flow provided by operating activities	$487.2	$513.6
Operating Activities—
Net cash provided by operating activities totaled $427.0 million and $239.8 million, for the nine months ended September 30, 2024 and 2023, respectively. Adjusted cash flow provided by operating activities totaled $487.2 million and $513.6 million, for the nine months ended September 30, 2024 and 2023, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $26.4 million decrease in adjusted cash flow provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily the result of the following:
•decrease of $74.9 million in net income and non-cash adjustments to net income;
•decrease of $54.0 million related to accounts payable and accrued liabilities; and

•decrease of $9.3 million in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•increase of $67.8 million in other current assets, net;
•$32.4 million increase related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2024 as compared to 2023; and
•$11.0 million increase related to other long term assets and liabilities, net.
Investing Activities—
Net cash provided by investing activities totaled $17.8 million for the nine months ended September 30, 2024 compared to net cash used in investing activities of $90.4 million for the nine months ended September 30, 2023. Capital expenditures, excluding the purchase of real estate, were $104.5 million and $76.5 million for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, we acquired real estate properties for $69.6 million and also purchased previously leased real estate properties for $11.9 million.
During the nine months ended September 30, 2024, we sold one franchise (one dealership location) in Wilmington, Delaware, one franchise (one dealership location) in Denver, Colorado, one franchise (one dealership location) in Atlanta, Georgia, one franchise (one dealership location) in Atlanta, Georgia and one franchise (one dealership location) in Spokane, Washington for an aggregate purchase price of $196.3 million.
During the nine months ended September 30, 2023, we sold one franchise (one dealership location) in Austin, Texas for an aggregate purchase price of $30.7 million.
We purchased $60.0 million and $164.9 million of debt securities during the nine months ended September 30, 2024 and 2023, respectively.
We received proceeds of $70.0 million and $52.2 million from the sale of debt securities during the nine months ended September 30, 2024 and 2023, respectively. We also received proceeds of $51.8 million from the sale of equity securities during the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, we received cash proceeds of $2.2 million from the sale of real estate. During the nine months ended September 30, 2023, we received cash proceeds of $16.3 million from the sale of real estate.
We expect that capital expenditures during 2024 will total approximately $180.0 - $200.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $430.2 million and $343.1 million for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024 and 2023, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $6.92 billion and $5.64 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $7.30 billion and $5.65 billion, respectively.
During the nine months ended September 30, 2024, we had $34.1 million non-trade floor plan repayments associated with divestitures.
Repayments of borrowings totaled $56.9 million and $108.8 million for the nine months ended September 30, 2024 and 2023, respectively.
There were $1.01 billion borrowings and $782.8 million repayments under our Revolving Credit Facility during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, we repurchased 826,340 shares of our common stock under our Repurchase Program for a total of $182.1 million. In addition, we repurchased 46,711 shares of our common stock for $10.1 million from employees in connection with a net share settlement feature of employee equity-based awards. During the nine months ended September 30, 2023, we repurchased 1,070,126 shares of our common stock under our Repurchase Program for a total of $220.3 million which includes $9.6 million of December 2022 share repurchases which settled in January 2023. In addition, we repurchased 47,121 shares of our common stock for $11.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 14 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2024.
Guarantor Financial Information
As of September 30, 2024, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries"). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
The following tables present summarized financial information for the Company and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among Asbury and the Guarantor Subsidiaries and (ii) assets, liabilities, and equity in earnings from and investments in any non-guarantor subsidiaries.

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries:
	As of
	September 30, 2024	December 31, 2023
	(In millions)
Current assets	$2,883.8	$2,969.8
Current assets - affiliates	$0.6	$4.8
Non-current assets	$6,460.4	$6,382.4

Current liabilities	$2,119.8	$2,470.6
Current liabilities - affiliates	$20.8	$13.0
Non-current liabilities	$3,754.3	$3,595.6
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries:

For the Nine Months Ended September 30, 2024
(In millions)
Net sales	$12,609.0
Gross profit	$2,136.5
Income from operations	$535.0
Net income	$252.8

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a portion of our outstanding indebtedness. Based on $1.70 billion of total variable interest rate debt outstanding as of September 30, 2024 which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, and certain mortgage liabilities, net of interest rate swaps, a 100 basis point change in interest rates could result in a change of as much as $17.0 million to our total annual interest expense in our condensed consolidated statements of income.
We periodically receive floor plan assistance from certain automobile manufacturers, which is accounted for primarily as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2024 and 2023 by $70.4 million and $64.2 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
We currently have six interest rate swap agreements. Each of these swaps were designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. The following table provides information on the attributes of each swap as of September 30, 2024:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$262.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$160.4	$110.6	May 2031
July 2020	$93.5	$72.3	$50.6	December 2028
July 2020	$85.5	$64.0	$57.3	November 2025
June 2015	$100.0	$54.8	$53.1	February 2025
For additional information about the effect of our derivative instruments, see Note 11 "Financial Instruments and Fair Value" within the accompanying condensed consolidated financial statements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, as part of our integration activities following the acquisition of the Jim Koons Dealerships (“Koons”) in December 2023, we implemented changes related to Koons’ business process controls, IT general controls and IT infrastructure to more closely align with the standards of the Company’s controls environment. In accordance with our integration efforts, we plan to incorporate Koons’ operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Other than as set forth below, as of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, see Note 14 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.

On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the “FTC”) requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act (“ECOA”) in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company vigorously disputed, and continues to vigorously dispute, the FTC’s allegations that it violated the FTC Act and the ECOA. As a result, on August 16, 2024, the FTC initiated an administrative proceeding by filing an enforcement action against the Company; David McDavid Honda Frisco, David McDavid Honda Irving, and David McDavid Ford Fort Worth, three of the Company’s dealerships; and an individual general manager at one of the dealerships pursuant to the allegations set forth above.

On October 4, 2024, the Company filed a lawsuit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. Among other things, the Company’s lawsuit asserts that the FTC’s administrative proceeding violates Asbury’s constitutional rights by denying it the right to a jury trial and by allowing the FTC to serve as both prosecutor and judge in the same proceeding. The Company’s lawsuit also contends that FTC commissioners and in-house administrative law judges are effectively insulated from removal by the President in contravention of the Constitution’s requirements.

At this time, we are unable to reasonably predict the possible outcome of the Company’s dispute with the FTC, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2024 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
07/01/2024 - 07/31/2024	160,000	$227.38	160,000	$329.2
08/01/2024 - 08/31/2024	83,837	$230.71	82,857	$310.1
09/01/2024 - 09/30/2024	151,164	$220.83	151,094	$276.7
Total	395,001		393,951
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
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024.

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

Asbury Automotive Group, Inc.

Date:	October 30, 2024	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	October 30, 2024	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer