Form 10-K
period 2024-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2025-02-26
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was $4.52 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 24, 2025 was 19,645,447.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2024

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
•changes in general economic and business conditions, including the current inflationary environment, the current interest rate environment, changes in U.S. trade policy, including the imposition of tariffs, changes in employment levels, consumer confidence levels, consumer demand and preferences, the availability and cost of credit, fuel prices and levels of discretionary personal income;
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
•failure of our, or those of our third-party service providers, management information systems and our ability to successfully transition between key information systems, including dealer management systems;
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
•our ability to leverage scale and cost structure to improve operating efficiencies across our dealership portfolio; and
•our ability to remediate material weakness and the ongoing effectiveness of internal control over financial reporting.

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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our website at http://www.asburyauto.com as soon as practical after such reports are filed with the U.S. Securities and Exchange Commission (the "Commission"). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2025 Annual Meeting of Stockholders, when filed, will also be available on our website, and at the URL stated in such proxy statement. We also make available on our website copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:
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
Except as the context otherwise requires, "we," "our," "us," "Asbury," and the "Company" refer to Asbury Automotive Group, Inc. and its subsidiaries.
Item 1. BUSINESS
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is a Fortune 500 company and one of the largest franchised automotive retailers in the United States. Our mission and vision is to put the guest experience first and follow our "North Star" to be the most guest-centric automotive retailer in the industry. We follow three key principles to guide us: (1) have a fun, supportive and inclusive culture where team members thrive personally while building meaningful bonds with one another; (2) be great brand ambassadors and exceptional stewards of capital for our partners who fuel our mission; and (3) be caring professionals who strive to delight our guests and foster love for the brand. Our strong organizational culture and purposeful mission allow us to continuously deliver best-in-class experiences to our guests. As of December 31, 2024, we owned and operated 198 new vehicle franchises, representing 31 brands of automobiles at 152 dealership locations, 37 collision centers, and Total Care Auto, Powered by Landcar ("TCA" or "TCA Business"), our finance and insurance ("F&I") product provider, within 14 states. Our store operations are conducted by our subsidiaries and the Company operates in two reportable segments, the Dealerships and TCA segments.
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
Acquisitions
On February 14, 2025, the Company, through one of its subsidiaries, entered into a Purchase and Sale Agreement (the "Transaction Agreement") with various entities that comprise the Herb Chambers automotive group (the "Herb Chambers Dealerships"). Pursuant to the Transaction Agreement, the Company is expected to acquire substantially all of the assets, including all real property and businesses, of the Herb Chambers Dealerships (collectively, the "Businesses") for an aggregate purchase price of approximately $1.34 billion, which includes $750 million for goodwill and approximately $590 million for the real estate and leasehold improvements. In addition, the Company will acquire new vehicles, used vehicles, service loaner vehicles, fixed assets, parts and supplies for a purchase price to be determined at the closing (the "Closing") of the transactions set forth in the Transaction Agreement and will reimburse the Herb Chambers Dealerships for certain dealership construction and development costs incurred prior to the Closing. The Businesses include 33 dealerships, 52 franchises and three collision centers. Herb Chambers will retain ownership of the Mercedes-Benz of Boston dealership in Somerville, Massachusetts (the "MB Boston Dealership"). The Transaction Agreement includes certain restrictions and obligations regarding the sale of the MB Boston Dealership, including a put right obligating the Company to purchase the MB Boston Dealership during the five-year period following the Closing, absent certain circumstances.
The Closing is subject to various customary closing conditions, including (i) receipt of approval of the transactions by certain automotive manufacturers, (ii) receipt of certain governmental clearances, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the continued accuracy of the representations and warranties of the parties, (iv) the assignment of certain leases and key contracts and (v) the absence of a material adverse effect. The Transaction Agreement also contains certain termination rights. The Herb Chambers Dealerships may, in some circumstances of termination, be required to pay us a termination fee of $100 million, and in other circumstances of termination, be entitled to receive certain earnest money. The Closing is anticipated to occur in the second quarter of 2025.

Some but not all of the factors that could cause actual results or events to differ materially from those anticipated are set forth at "Item 1A. Risk Factors" in this Form 10-K.
There were no acquisitions during the years ended December 31, 2024 and 2022.
On December 11, 2023, the Company completed the acquisition of the business of the Jim Koons ("Koons") Automotive Companies, (collectively, the "Koons acquisition"), thereby acquiring 20 new vehicle dealerships, six collision centers and the real property related thereto for an aggregate purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $100.9 million of assets held for sale related to Koons Lexus of Wilmington. The acquisition was funded with borrowings under Asbury’s existing credit facility and cash on hand. The Koons acquisition diversified Asbury's geographic mix, with expansion in the greater Washington-Baltimore region of the United States.
Divestitures
During the year ended December 31, 2024, we sold 1 Lexus franchise (1 dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, 1 Nissan franchise (1 dealership location) in Denver, Colorado, 1 Nissan franchise (1 dealership location) in Atlanta, Georgia, 1 Chevrolet franchise (1 dealership location) in Atlanta, Georgia and 1 Honda franchise (1 dealership location) in Spokane, Washington. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2023, we sold 1 franchise (1 dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million.
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
Four Key Components of Our Business
The following chart presents the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2024:

4%
14%
30%
51%
24%
46%
8%
22%
F&I, includes TCA
Parts & Service
Used
New
Revenue
Gross Profit

Our new vehicle franchise retail network within our Dealerships segment is made up of dealerships located in 14 states operating primarily under 16 locally branded dealership groups. The following chart provides a detailed breakdown of our states, brand names, and franchises as of December 31, 2024:

Dealership Group Brand Name	State	Franchise

Coggin Automotive Group	Florida	Acura, BMW, Buick, Chevrolet, Ford(a), GMC, Honda(d), Hyundai, Mercedes-Benz, Nissan(a), Toyota

Courtesy Autogroup	Florida	Chrysler, Dodge Ram, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Sprinter, Toyota

Crown Automotive Company	South Carolina	Nissan
	Virginia	Acura, BMW(a), MINI

David McDavid Auto Group	Texas	Ford, Honda(a), Lincoln

Greenville Automotive Group	South Carolina	Land Rover, Porsche, Toyota, Volvo

Hare, Bill Estes & Kahlo Automotive Groups	Indiana	Chevrolet(b), Chrysler(a), Dodge Ram(a), Ford, GMC, Honda, Isuzu, Jeep(a), Toyota

Jim Koons Automotive Companies	Maryland	Chevrolet(a), Ford, GMC, Kia, Mercedes-Benz, Sprinter, Toyota(b), Volvo
	Virginia	Buick, Chevrolet, Chrysler, Dodge Ram, Ford(b), GMC(a), Hyundai, Jeep, Kia, Toyota(a)

Larry H. Miller Dealerships	Arizona	Chrysler(b), Dodge Ram(c), Fiat, Ford, Genesis, Hyundai, Jeep(b), Nissan, Toyota, Volkswagen(a)
	California	Toyota(a)
	Colorado	Chrysler(a), Dodge Ram(b), Fiat, Ford, Jeep(a), Nissan, Volkswagen
	Idaho	Chrysler, Dodge Ram, Honda, Jeep, Subaru
	New Mexico	Chevrolet, Chrysler(a), Dodge Ram, Hyundai(a), Jeep(a), Toyota
	Utah	Chevrolet(a), Chrysler(c), Dodge Ram(c), Ford(b), Honda, Jeep(c), Lexus(a), Lincoln, Mercedes-Benz, Toyota, Sprinter

Mike Shaw, Stevinson & Arapahoe Automotive Groups	Colorado	Subaru(a), Chevrolet, Chrysler, Dodge Ram, Hyundai(a), Jaguar, Jeep, Lexus(a), Porsche, Toyota(a)

Nalley Automotive Group	Georgia	Acura, Audi, Bentley, BMW, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Toyota(b), Volkswagen

Park Place Automotive	Texas	Acura, Lexus(a), Land Rover, Mercedes-Benz(b), Porsche, Volvo, Sprinter(b)

Plaza Motor Company	Missouri	Audi, BMW, Infiniti, Land Rover, Mercedes-Benz(a), Sprinter(a)
____________________________
(a)This dealership group has two of these franchises.
(b)This dealership group has three of these franchises.
(c)This dealership group has four of these franchises.
(d)This dealership group has five of these franchises.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2024 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2024:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Mercedes-Benz	9	8%
Lexus	8	10
BMW	5	3
Acura	4	1
Infiniti	4	1
Land Rover	3	2
Porsche	3	2
Volvo	3	1
Audi	2	1
Lincoln	2	1
Genesis	1	*
Bentley	1	*
Jaguar	1	*
Total Luxury	46	30%
Import
Toyota	19	19%
Honda	12	9
Hyundai	9	5
Sprinter	8	1
Nissan	6	2
Kia	4	2
Volkswagen	4	1
Subaru	3	2
Fiat	2	*
MINI	1	*
Isuzu	1	*
Total Import	69	41%
Domestic
Chrysler, Dodge, Jeep, Ram	52	9%
Chevrolet, Buick, GMC	18	8
Ford	13	13
Total Domestic	83	29%
Total Franchises	198	100%

* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2024.
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

Used Vehicle Sales
We sell used vehicles at all our franchised dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers ("used retail") and the sale of used vehicles to other dealers or licensed wholesalers ("wholesale") (the terms "used retail" and "wholesale" collectively referred to as "used").
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
The automotive parts and service industry tends to be highly fragmented, with franchised dealerships and independent repair shops competing for this business. We believe, however, that the increased use of advanced technology in vehicles is making it difficult for independent repair shops to compete effectively with franchised dealerships as they may not be able to make the investments necessary to perform major or technical repairs. In an effort to maintain the necessary knowledge to service vehicles and further develop our technician staff, we focus on our internal and manufacturer specific training and development programs for new and existing technicians. We believe our parts and service business is also well-positioned to benefit from the service work potentially generated through the sale of extended service contracts to customers who purchase new and used vehicles from us, as historically these customers tend to have their vehicles serviced at the location where they purchased the extended service contract. In addition, our franchised dealerships benefit from manufacturer policies requiring that warranty and recall related repairs be performed at a franchised dealership. We believe our collision repair centers provide us with an attractive opportunity to grow our business due to the high margins provided by collision repair services and the fact that we are able to source original equipment manufacturer parts from our franchised dealerships.
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
F&I revenue in our TCA segment represents the premium revenue earned from customers for F&I products primarily sold in connection with the purchase of vehicles at our dealerships. The premium revenue is recognized over the life of the F&I product contract as services are provided. We capitalize costs, such as employee sales commissions, to obtain customer contracts, and amortize those costs over the life of the contract. Amortization of costs to obtain customer contracts is included in selling, general and administrative expenses in the consolidated statements of income. The portion of commissions that are paid to affiliated dealerships are eliminated upon consolidation. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's products. Upon consolidation, the associated service revenue recorded by the Dealerships segment is eliminated against the service costs incurred by the Dealerships segment. All claims paid related to the contracts are recognized in F&I cost of sales in the TCA segment.
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
As part of our long-term growth strategy, we invest in technologies or partner with leading software platform vendors to develop applications that (i) serve our guests with omni-channel buying options offering enhanced speed, and transparency and (ii) drive a more efficient guest experience at a lower cost to serve.
Grow F&I product penetration and expand TCA's service offerings across the full dealership portfolio.
We continue to be positioned to leverage the acquisition of LHM to improve profitability via the ownership of TCA, a highly scalable provider of a full-suite of F&I products. TCA’s key offerings include vehicle service contracts, prepaid maintenance, protection plans, key and remote replacement, leased vehicle protection and tire and wheel protection. Over the long-term, we expect that the profitability of our TCA products will be higher than the profitability associated with selling F&I products offered by third-parties. We are continuing to integrate TCA’s service offerings across our full dealership portfolio to increase our F&I product penetration and profitability. We expect to complete the rollout of TCA's service offerings to all of our dealerships in 2025 by offering TCA products in our Florida market during the first quarter of 2025, and the Koons platform in the second quarter of 2025; however, no assurance can be given that the rollout will be completed with the timeframe contemplated.
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
Our capital allocation decisions are made within the context of maintaining sufficient liquidity and a prudent capital structure. We target a 2.5x to 3.5x transaction adjusted net leverage ratio, which is calculated as set forth in our credit facility, in a normal business environment. The Company’s transaction adjusted net leverage ratio was 2.85x at December 31, 2024, compared to 2.54x at December 31, 2023. We believe our cash position and borrowing capacity, combined with our current and expected future cash generation capability, provides us with financial flexibility to, among other things, reinvest in our business, acquire dealerships and repurchase our stock, when prudent.
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
We continually evaluate additional opportunities to drive revenue growth while maintaining our disciplined approach to capital allocation. In February 2024, the Company announced an update to our strategic outlook targeting revenue of $30 billion or more by 2030. We intend to execute on this strategic plan by focusing on a variety of growth efforts including, balanced capital allocation, driving same-store revenue growth and acquiring revenue through strategic transactions. Aligning with our strategic outlook, the Company, on February 14, 2025, through one of its subsidiaries, entered into a Transaction Agreement with the Herb Chambers Dealerships that will result in the Company acquiring substantially all of the assets, including all real property and businesses of the Herb Chambers Dealerships, which comprise 33 dealerships, 52 franchises and three collision centers, which is expected to positively contribute to the Company’s overall revenue objectives.
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
We compete with other franchised dealerships to perform warranty and recall-related repairs. We compete with other franchised dealerships and independent service centers for collision and non-warranty repair and maintenance services. We compete with other automobile dealers, service stores, and auto parts retailers in our parts operations. We believe that we have a competitive advantage in parts and service sales due to our ability to use factory-approved replacement parts, our skilled manufacturer trained and certified technicians, our competitive prices, our familiarity with manufacturer brands and models, and the quality of our customer service.
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

Seasonality
The automobile industry has historically been subject to seasonal variations. Demand for new vehicles is generally highest during the second and third quarters of each year and, accordingly, we expect our revenues and operating results to generally be higher during these periods. In addition, we typically experience higher sales of luxury vehicles, which have higher average selling prices and gross profit per vehicle retailed, in the fourth quarter. Revenues and operating results may be impacted significantly from quarter to quarter by changing economic conditions, vehicle manufacturer incentive programs, or adverse weather events, or other occurrences that are outside of our control.
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
Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede these laws, resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, financial condition, and results of operations. For additional information, please refer to the risk factor captioned "If state laws that protect automotive retailers are repealed, weakened, or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements which could have a material adverse effect on our business, results of operations, financial condition, and cash flows."
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
Our TCA business involves the offer and sale of extended vehicle service contracts, debt protection products, vehicle protection plans and other miscellaneous vehicle protection products, which are subject to a wide range of federal, state and local laws and regulations. The Departments of Insurance of U.S. states have regulatory authority over our TCA business. Our TCA business is subject to state licensing and registration requirements, and financial responsibility and security requirements. For additional information, please refer to the risk factors captioned: "Our dealership operations and facilities are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our operations, our business, results of operations, financial condition, cash flows, reputation and prospects could suffer" and "Our TCA business is subject to a wide range of federal, state and local laws and regulations, some of which we may not have previously been subject. If we are found to be in purported violation of or subject to liabilities under any of these laws or regulations, or if new laws or regulations are enacted that adversely affect our TCA business, our business, results of operations, financial condition, cash flows, reputation and prospects could suffer."
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
Human Capital
Mission and Vision
At Asbury, our North Star and our mission is to be the most guest-centric automotive retailer. Our success depends on our employees and their commitment to delivering a consistent and exceptional guest experience. Our employees work at locations in Colorado, Florida, Georgia, Indiana, Missouri, South Carolina, Texas, California, Arizona, New Mexico, Idaho, Utah, Virginia and Maryland. We believe that our employees help to set us apart from our competitors, and, therefore, we understand they are our greatest asset. As a result, a critical part of our business strategy is investing in, supporting and developing our employees so that they are trained and incentivized to provide best-in-class service to our guests.
As of December 31, 2024, we employed approximately 15,000 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
Inclusive and Welcoming Culture
We strive to create a welcoming and inclusive workplace throughout our dealerships and offices for our team members who represent a wide range of backgrounds and experiences. We feel that building this culture enables us to attract, retain and develop the careers of our highly talented team members. We intend to continue to learn and develop - working towards building a workplace where every Asbury team member feels included and welcomed.
Community Outreach
Through our Asbury Cares program, we support selected community partner organizations across the nation to help reduce disparities in our communities where we live and serve. Since 2021, we have awarded all of our full-time employees with an additional 40 hours of paid time off per year that can be used to volunteer with our local community partners. We have seen significant year-over-year growth in employee participation in our community engagement events.
A significant portion of our Asbury Cares Community program revolves around education and making sure that young people in underserved communities have access to a quality education. We formed a partnership with HBCU Change, an app-based organization that lets users round up their spending and donate to historically black colleges and universities ("HBCU"). We learned that many HBCUs historically lag in funding and resources compared to other public or private universities and many have closed their doors in recent years. Many of our Asbury team members are proud HBCU alumni and these institutions provide a unique community of support and understanding for not only African American students, but students of all races and backgrounds.
In partnership with HBCU Change, we launched a campaign to help raise funds for HBCUs across the country and in the local communities where we operate. The point-of-sale credit card machines in our locations show a prompt asking our guests if they would like to round up their change or donate $1, $3, $5, or a custom amount to HBCUs in their communities. At the end of each quarter, the funds raised are donated to HBCUs across the country. Through donations from our guests and company match, we have contributed more than $1.5 million to HBCUs since the start of our partnership with HBCU Change in May 2021.
Recruitment and Talent Development
When recruiting for open positions, we search for the most talented people who each have varying backgrounds, perspectives, and experiences. We also partner with local colleges and trade schools to develop apprenticeship and internship programs. This allows us to help provide valuable training to entry-level candidates while also growing our pipeline.
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
We believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and effectively integrate acquired dealerships into our organization. For example, with the consummation of the Koons acquisition in 2023 and the pending Herb Chambers acquisition, we have experienced, and expect to continue to experience, significantly more sales, and have more assets and employees than we did previously. However, there can be no assurance that there will be sufficient revenue from such acquisitions to offset increased expenses and costs arising out of such acquisitions.
When seeking to acquire other dealerships, we often compete with several other national, regional and local dealership groups, and other strategic and financial buyers, some of which may have greater financial resources than us. Competition for attractive acquisition targets may result in fewer acquisition opportunities for us and we may have to forgo acquisition opportunities to the extent we cannot negotiate such acquisitions on acceptable terms. The integration processes require us to expend significant capital and significantly expand the scope of our operations and financial systems. Integration also requires support or other actions by third parties such as vendors, suppliers, and licensing agencies, and the untimely or inadequate responses from such third parties can delay or otherwise negatively impact integration processes.
We also face additional risks commonly encountered with growth through acquisitions. These risks include, but are not limited to: (i) failing to obtain manufacturers’ consents to acquisitions of additional franchises; (ii) manufacturers' requirements to divest certain franchises when acquiring additional franchises; (iii) incurring significant transaction-related costs for completed, failed and pending acquisitions; (iv) incurring significantly higher capital expenditures and operating expenses; (v) the inability to obtain the necessary financing in order to complete acquisitions; (vi) failing to successfully integrate the operations and personnel of the acquired dealerships and impairing relationships with employees; (vii) impairing relationships with employees of the acquired dealerships; (viii) incorrectly valuing entities to be acquired or incurring undisclosed liabilities at acquired dealerships; (ix) disrupting our ongoing business and diverting our management resources to newly acquired dealerships; (x) failing to achieve expected performance levels and financial results on a same store basis after integration; (xi) impairing relationships with manufacturers and customers as a result of changes in management; (xii) delays or difficulties related to our ability to obtain future necessary regulatory approvals for TCA in jurisdictions applicable to acquired dealerships; (xiii) difficulties in entering geographic markets in which we have no or limited direct prior experience; (xiv) failing to realize expected benefits and synergies from the transaction; and (xv) failing to implement or improve controls, policies and information systems and related security measures in the acquired businesses.
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
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2024, unexpected changes to our financial metrics or to the terms of our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
Our inability to execute a substantial portion of our business strategy, including our mission to grow and transform our business, could have an adverse effect on our business, results of operations, financial condition and cash flows.
Our inability to execute a substantial portion of our business strategy, could adversely affect our business, results of operations, financial condition and cash flows. We seek to execute on our strategic plan using a variety of growth efforts, which includes driving same-store revenue growth and acquiring additional revenue through strategic acquisitions. Many of the factors that impact our ability to execute our strategic vision, such as the advancement of certain technologies, general economic conditions and legal and regulatory obstacles are beyond our control.
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
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a subset of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment. During the year ended December 31, 2024, we recognized asset impairment charges of $149.5 million associated with manufacturer franchise rights recorded at certain dealerships and goodwill associated with certain asset disposal groups. We cannot accurately predict the amount and timing of any additional impairment charges at this time; however, any such impairment charge could have an adverse effect on our results of operations and stockholders' equity. See Note 10 "Goodwill and Intangible Franchise Rights" of the notes to the consolidated financial statements for more information.
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
The Herb Chambers Dealerships acquisition may not occur at all or may not occur in the expected time frame, which may negatively affect the trading price of our common stock and our future business and financial results.
No assurance can be provided that the Herb Chambers Dealerships acquisition will be completed in the manner and on the time frame currently anticipated, or at all. Completion of the Herb Chambers Dealerships acquisition is subject to the satisfaction or waiver of a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. If the Herb Chambers Dealerships acquisition is not completed, if there are significant delays in completing the Herb Chambers Dealerships acquisition or if the Herb Chambers Dealerships acquisition involves an unexpected amount of remedies required by regulatory authorities, it could negatively affect the trading price of our common stock and our future business and financial results. The following are some but not all of the factors that could cause the Herb Chambers Dealerships acquisition to be delayed or not successfully be completed: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Transaction Agreement; (ii) the risk that the necessary manufacturer approvals may not be obtained; (iii) the risk that the necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated; (iv) the inability to obtain the necessary financing in order to complete the acquisition; (v) the risk that the proposed acquisition will not be consummated in a timely manner; and (vi) the risk that any of the closing conditions to the proposed acquisition may not be satisfied or may not be satisfied in a timely manner.
We may not realize the strategic benefits and cost synergies that are anticipated from the planned Herb Chambers Dealerships acquisition.
Our future growth depends in part on our ability to acquire and effectively integrate acquired dealerships into our organization, such as the pending Herb Chambers Dealerships acquisition. The benefits that are expected to result from the Herb Chambers Dealerships acquisition will depend, in part, on our ability to consummate the Herb Chambers Dealerships acquisition within the anticipated time period, or at all, and to integrate and realize the anticipated cost synergies from the Herb Chambers Dealerships acquisition. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. Some members of our management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage the Company, service existing customers, attract new customers and develop new businesses or strategies. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations could suffer. We also cannot guarantee that the benefits and cost synergies that we currently expect to realize as a result of the Herb Chambers Dealerships acquisition will be achieved within our anticipated time frames or at all. Additionally, we may incur substantial expenses in connection with the integration of the Herb Chambers Dealerships, which may exceed expectations and offset certain anticipated benefits.
The following are some but not all of the factors that could cause actual results or events to differ materially from those anticipated in connection with the Herb Chambers Dealerships acquisition: (i) risks related to disruption of management time from ongoing business operations due to the proposed acquisition; (ii) the failure to realize the benefits expected from the proposed acquisition; (iii) the failure to promptly and effectively integrate the operations, including information technology systems and security, and personnel, including applicable pay plans; (iv) the effect of the announcement of the proposed Transaction on the ability of the Company to retain and hire key personnel, and maintain relationships with suppliers; and (v) our ability to execute our business strategy and accelerate same store growth after integration.
Risks Related to Macroeconomic and Market Conditions
The automotive retail industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business, our ability to implement our strategy and our results of operations.
Our future performance will be impacted by general economic conditions including among other things: changes in employment levels; consumer demand, preferences and confidence levels; the availability and cost of credit; fuel prices; levels of discretionary personal income; inflation; interest rates; and changes in U.S. trade policy, including the imposition of tariffs and resulting consequences. Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, fuel and other costs as well as by reducing demand for automobiles. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, may be sensitive to fuel prices. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. Inflation is also often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. Changes in interest rates can also significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. In an inflationary environment, depending on automotive industry and other economic conditions, we may be unable to raise prices to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.
We also are subject to economic, competitive, and other conditions prevailing in the various markets in which we operate, even if those conditions are not prominent nationally.
Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand, which could result in a need for us to lower the prices at which we sell vehicles, which would reduce our revenue per vehicle sold and our margins. Additionally, a shift in consumer vehicle preferences driven by pricing, fuel costs or other factors may have a material adverse effect on our revenues, margins and results of operations.
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
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance that the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2024, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	30%
Ford Motor Company (Ford and Lincoln)	13%
American Honda Motor Co., Inc. (Honda and Acura)	10%
Stellantis N.V. (Chrysler, Dodge, Jeep, Ram and Fiat)	9%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	8%
General Motors Company (Chevrolet, Buick and GMC)	8%
Hyundai Motor North America (Hyundai and Genesis)	5%
Similar to automotive retailers, vehicle manufacturers may be affected by the long-term U.S. and international economic climate. In addition, we remain vulnerable to other matters that may impact the manufacturers of the vehicles we sell, many of which are outside of our control, including: (i) changes in their respective financial condition; (ii) changes in their respective marketing efforts; (iii) changes in their respective reputation; (iv) manufacturer and other product defects, including recalls; (v) changes in their respective management; (vi) disruptions in the production and delivery of vehicles and parts due to natural disasters, pandemics, wars, conflicts or other reasons; (vii) issues with respect to labor relations; and (viii) consolidation among manufacturers. Our business is highly dependent on consumer demand and brand preferences for our manufacturers’ products. Manufacturer recall campaigns are a common occurrence that have accelerated in frequency and scope. Manufacturer recall campaigns could (i) adversely affect our new and used vehicle sales or customer residual trade-in valuations, (ii) cause us to temporarily remove vehicles from our inventory, (iii) force us to incur increased costs, and (iv) expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Vehicle manufacturers that produce vehicles outside of the U.S. are subject to additional risks including changes in quotas, tariffs or duties, fluctuations in foreign currency exchange rates, regulations governing imports and the costs related thereto, and foreign governmental regulations.
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
Furthermore, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters, adverse weather, pandemics, tariffs, labor stoppages, wars, conflicts and other events may affect the flow of vehicle and parts inventories to us or our manufacturing partners. If we experience disruptions in the supply of vehicle and parts inventories, such disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
The internet has become a significant part of the advertising and sales process in our industry. Customers are using the internet to shop and compare prices for new and used vehicles, automotive repair and maintenance services, finance and insurance products and other automotive products. If we are unable to effectively use the internet to attract customers to our own online channels, and mobile applications, and, in turn, to our stores, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about us or any of our stores could damage our reputation and brand names, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The automotive industry is predicted to experience change over the long-term. Technological advances are facilitating the development of electric, battery powered and hybrid gas/electric vehicles and autonomous vehicles. While most major vehicle manufacturers have announced plans to electrify some or all of their new vehicle offerings, the eventual timing of widespread availability of electric, battery powered and hybrid gas/electric vehicles and driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. We expect to continue to sell electric, battery powered and hybrid gas/electric vehicles through our dealerships; however, the effect of these vehicles on the automotive retail business is uncertain and could include changes in the level of the new and used vehicle sales, the price of new and used vehicles and the levels of service required for such vehicles and the profitability of our parts and service business, our finance and insurance business, including our TCA business, and the role of franchised dealers, any of which could materially adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness and Financial Matters
Our outstanding indebtedness, ability to incur additional debt and the provisions in the agreements governing our debt, and certain other agreements, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
As of December 31, 2024, we had total debt of $3.16 billion and total floor plan notes payable, net of $1.69 billion. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred. We will continue to have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
We anticipate the completion of the Herb Chambers Dealerships acquisition will cause us to (i) use a substantial portion of our cash resources; (ii) incur additional debt, which will increase our interest expense, leverage and debt service requirements; (iii) assume certain liabilities; (iv) record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges; (v) incur tax expenses in connection with the acquisition and related to the effect of the acquisition on our legal structure; (vi) incur financing, restructuring and other related expenses; and (vii) be subject to certain litigation of the acquired company. We also expect that the completion of the Herb Chambers Dealerships acquisition will impact our debt service obligations.
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
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2024, each one percent increase in market interest rates would increase our total annual interest expense by approximately $16.7 million. When considered in connection with reduced expected sales, if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
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
As described under Item 9A. "Controls and Procedures" below, we have concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2024 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of management's evaluation, management identified the material weakness as a result of deficiencies in information technology general controls ("ITGCs") at a third-party software vendor who supports the Dealer Management System ("DMS") utilized by the Koons dealership group that we acquired in December 2023.
Management has developed its remediation plan and plans to implement it during 2025. Until the remediation plan is fully implemented, tested and deemed effective, we cannot provide assurance that our actions will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy, reliability and timeliness of our financial statements and have other consequences that could materially and adversely affect our business.
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
A failure of any of our information systems or those of our third-party service providers, the inability to successfully transition from one key information system platform to a different platform, or a data security breach with regard to personally identifiable information ("PII") about our customers or employees, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We depend on the efficient operation of our information systems and those of our third-party service providers. We rely on information systems at our dealerships in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. All of our dealerships currently operate on three dealer management systems ("DMS"). We have piloted a new DMS, and the inability to successfully transition from our existing DMS to a new DMS could have a material adverse effect on the management of our day-to-day business activities. Additionally, in the ordinary course of business, we and our partners receive significant PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. The regulatory environment surrounding information security and privacy is increasingly demanding, with numerous state and federal regulations, as well as payment card industry and other vendor standards, governing the collection and maintenance of PII from consumers and other individuals.
Cyber incidents can result from human error or intentional (or deliberate) attacks or unintentional events by insiders (e.g., employees) or third parties, including cybercriminals, competitors, nation-states and "hacktivists," among others. Cyber incidents can include, for example, phishing, credential harvesting or use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, the use of fraudulent or fake websites, and other attacks (including, but not limited to, denial-of-service attacks on websites), which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cyber incidents, unintentional cyber incidents can occur (for example, the inadvertent release of confidential or non-public personal information). Changes to our business, processes, systems, or technology, if not implemented properly, can increase our vulnerability to cyber incidents.
Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent that any of these systems become unavailable to us or fail to perform as designed for an extended period of time for any reason or (ii) our relationship with our DMS providers or any other third-party provider deteriorates. Additionally, any disruption to access and connectivity of our information systems due to natural disasters, power loss or other reasons could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. In addition, we believe the automotive dealership industry is a particular target of identity thieves and other threat actors, as there are numerous opportunities for cybersecurity incidents, including cybersecurity breaches, burglary, lost or misplaced data, malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, or misappropriation of data by employees, vendors or unaffiliated third parties. Because of the increasing number and sophistication of some cybersecurity incidents and cyber-attacks, and despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers and business partners, could be vulnerable to cybersecurity incidents, security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism and/or other events. While we and the business partners and service providers on which we rely have experienced cybersecurity incidents in the past, and may experience additional incidents in the future, we are not aware of any incident having a material adverse effect on our business, results of operations or financial condition to date. However, there can be no assurance that we or the business partners and service providers on which we rely will not experience future cybersecurity incidents that may be material. Although we believe we have systems and processes in place to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity attacks and incidents change frequently and may not be recognized until launched against a target, we or our business partners and service providers may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Any such alleged or actual incident can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
In May 2016, we signed a consent order with the FTC to settle allegations that in certain instances our advertisements did not adequately disclose information about used vehicles with open safety recalls. Under the consent order, we did not agree to make any payments or admit wrong-doing, but we did agree to make certain disclosures in marketing materials and at the point of sale and comply with certain record-keeping obligations. Our failure to comply with the consent order may result in the imposition of significant fines and/or penalties, which could have a material adverse effect on our results of operations. In January 2024, the FTC published the Combatting Auto Retail Scams Final Rule (the "CARS Rule"), which prohibits a broad range of current accepted industry sales and marketing practices and imposes significant new dealer disclosure obligations and record-keeping requirements throughout the vehicle-buying process. The FTC stayed the CARS Rule’s original effective date of July 30, 2024 pending the resolution of a judicial challenge to the CARS Rule. On January 27, 2025, the United States Court of Appeals for the Fifth Circuit ruled to vacate the CARS Rule on the basis that the FTC violated procedural rules by not providing advance notice of the planned regulation. Although currently nullified based on the Fifth Circuit's ruling, compliance with the CARS Rule, if it becomes effective, would be burdensome and cause us to incur increased costs. A failure to comply with the CARS Rule would expose us to potential significant damages, penalties and adverse publicity, which could have a material adverse effect on our business, operations and financial results.
Continued pressure from the CFPB, FTC, and other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing and vehicle protection products, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations. Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. On August 3, 2022, we received a Civil Investigative Demand ("CID") from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act ("FTC Act") and certain provisions of the Equal Credit Opportunity Act ("ECOA") in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advised that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company vigorously disputed, and continues to vigorously dispute, the FTC’s allegations that it violated the FTC Act and the ECOA. As a result, on August 16, 2024, the FTC initiated an administrative proceeding by filing an enforcement action against the Company; David McDavid Honda Frisco, David McDavid Honda Irving, and David McDavid Ford Fort Worth, three of the Company’s dealerships; and an individual general manager at one of the dealerships pursuant to the allegations set forth above. On October 4, 2024, the Company filed a lawsuit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. Among other things, the Company’s lawsuit asserts that the FTC’s administrative proceeding violates Asbury’s constitutional rights by denying it the right to a jury trial and by allowing the FTC to serve as both prosecutor and judge in the same proceeding. The Company’s lawsuit also contends that FTC commissioners and in-house administrative law judges are effectively insulated from removal by the President in contravention of the Constitution’s requirements. At this time, we are unable to reasonably predict the possible outcome of the Company’s dispute with the FTC, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.

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
Our business involves the sale of vehicles, parts or vehicles composed of parts that are manufactured outside of the United States. As a result, our operations are subject to risks of doing business outside of the United States and importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or man-made disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions or limitations, or adjust presently prevailing quotas, duties or tariffs, including recently proclaimed and possible future tariffs. The imposition of new, or adjustments to prevailing, quotas, duties, tariffs or other restrictions or limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our revenues and profitability.
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
Asbury’s information and data security training programs are housed in a Learning Management System ("LMS"). We migrate our acquired companies into Asbury’s current LMS.
Governance
Our Chief Information Officer ("CIO"), who has over 35 years of experience in the technology field, oversees cybersecurity, data privacy and manages Asbury’s information and security procedures. Asbury also has a Director of Cybersecurity, as well as a formal team of analysts.

Our Board of Directors maintains ultimate oversight of the Company’s enterprise risk management program, which includes material cyber security risks. Under the oversight of the audit committee and capital allocation and risk management committee of the Company’s Board of Directors, and as directed by the Company’s Chief Executive Officer, our CIO is responsible for the assessment and management of material cybersecurity risks. Our CIO oversees the Company’s cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. The CIO also coordinates with the Company’s legal counsel and third parties, such as consultants and legal advisors, to assess and manage material risks from cybersecurity threats. Our CIO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes.
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
•Security Information and Event Management ("SIEM") software, which provides a threat detection, compliance, and security incident management system;
•Endpoint Detection and Response ("EDR") software, which monitors for malicious activities on internal endpoints (e.g., Windows workstations, servers, MAC clients, and Linux endpoints);
•Cloud monitoring; and
•Disaster recovery and incident response plans, including a ransomware response plan.
Although we believe we have systems and processes in place to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. We, or the business partners or services providers on which we rely, have experienced cybersecurity incidents in the past that have resulted in disruptions, technology failures, or unauthorized persons gaining access to certain information systems, and we could in the future experience similar incidents. As of the date of this Form 10-K, no cybersecurity incident or attack, or any risk from cybersecurity threat, has materially affected or has been determined to be reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned. For further discussion of the risks associated with cybersecurity incidents, see "A failure of any of our information systems or those of our third-party service providers, or a data security breach with regard to personally identifiable information ("PII") about our customers or employees, could have a material adverse effect on our business, results of operations, financial condition and cash flows." beginning on page 27 of the section entitled "Item 1A. Risk Factors" in this Form 10-K.
Item 2. Properties
We lease our corporate headquarters, which is located at 2905 Premiere Parkway, NW, Suite 300, Duluth, Georgia 30097. In November 2024, we acquired real estate in Sandy Springs, Georgia to serve as our future corporate headquarters. We anticipate the relocation to our new corporate headquarters during the second half of 2025. We also have a corporate office in Texas. The operations of our TCA business are located in leased office space in Utah.
As of December 31, 2024, our operations encompassed 152 franchised dealership locations, 37 collision repair centers, throughout 14 states as follows:

	Dealerships			Collision Repair Centers
Dealership Group Brand Name:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	6	2		2	—
Crown Automotive Company	3	1	(b)	—	—
David McDavid Auto Group	4	—		2	—
Greenville Automotive Group	4	1		1	—
Hare, Bill Estes & Kahlo Automotive Groups	9	—		1	—
Koons Automotive Group	17	2		5	1
Larry H. Miller Dealerships	41	4	(b)	7	2
Mike Shaw, Stevinson & Arapahoe Automotive Groups	8	4		—	—
Nalley Automotive Group	14	1		4	1
Park Place Automotive	5	4	(c)	2	1
Plaza Motor Company	5	1	(b)	—	1
Total	128	24		29	8
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
On August 3, 2022, we received a Civil Investigative Demand ("CID") from the Federal Trade Commission (the "FTC") requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act ("FTC Act") and certain provisions of the Equal Credit Opportunity Act ("ECOA") in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company vigorously disputed, and continues to vigorously dispute, the FTC’s allegations that it violated the FTC Act and the ECOA. As a result, on August 16, 2024, the FTC initiated an administrative proceeding by filing an enforcement action against the Company; David McDavid Honda Frisco, David McDavid Honda Irving, and David McDavid Ford Fort Worth, three of the Company’s dealerships; and an individual general manager at one of the dealerships pursuant to the allegations set forth above. On October 4, 2024, the Company filed a lawsuit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. Among other things, the Company’s lawsuit asserts that the FTC’s administrative proceeding violates Asbury’s constitutional rights by denying it the right to a jury trial and by allowing the FTC to serve as both prosecutor and judge in the same proceeding. The Company’s lawsuit also contends that FTC commissioners and in-house administrative law judges are effectively insulated from removal by the President in contravention of the Constitution’s requirements. At this time, we are unable to reasonably predict the possible outcome of the Company’s dispute with the FTC, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "ABG."
We have not paid any dividends since 2008. On February 24, 2025, the last reported sale price of our common stock on the NYSE was $274.15 per share, and there were approximately 511 record holders of our common stock.
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
Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2024 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions
10/01/2024 - 10/31/2024	3,957	$219.97	3,957	$275.9
11/01/2024 - 11/30/2024	206	$255.29	—	$275.9
12/01/2024 - 12/31/2024	24	$258.98	—	$275.9
Total	4,187		3,957
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

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2024, of a $100 investment in our common stock made on December 31, 2019, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The forgoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties. The discussion of our financial condition and results of operations for the year ended December 31, 2022 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2024, through our Dealerships segment, we owned and operated 198 new vehicle franchises (152 dealership locations), representing 31 brands of automobiles, within 14 states. We also operated 37 collision centers, and Total Care Auto, Powered by Landcar ("TCA"), our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. The finance and insurance products are provided by both TCA and independent third parties. The F&I products offered by TCA are sold through affiliated dealerships. For the year ended December 31, 2024, our new vehicle revenue brand mix consisted of 41% imports, 30% luxury, and 29% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
Our Dealerships segment revenues are derived primarily from: (i) the sale of new vehicles; (ii) the sale of used vehicles to individual retail customers ("used retail") and to other dealers at auction ("wholesale") (the terms "used retail" and "wholesale" are collectively referred to as "used"); (iii) repair and maintenance services, collision repair, the sale of automotive replacement parts, and the reconditioning of used vehicles (collectively referred to as "parts and service"); and (iv) the arrangement of third-party vehicle financing and the sale of a number of vehicle protection products. F&I products are offered by dealerships to customers in connection with the purchase of vehicles through either TCA or independent third parties. We evaluate the results of our new and used vehicle sales based on unit volumes and gross profit per vehicle sold, our parts and service operations based on aggregate gross profit, and our F&I business based on F&I gross profit per vehicle sold. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute due to rounding.
Our dealerships gross profit margin varies with our revenue mix. Historically, the sales of new vehicles generally results in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase. However, during and after the COVID-pandemic, new vehicle gross profit margins have been above historical levels and higher than used vehicle gross margins as a result of inventory disruptions from supply chain issues.
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
Selling, general and administrative ("SG&A") expenses consist primarily of fixed and incentive-based compensation, advertising, rent, insurance, utilities, and other customary operating expenses. A significant portion of our cost structure is variable (such as sales commissions) or controllable (such as advertising), which we believe allows us to adapt to changes in the retail environment over the long-term. We evaluate commissions paid to salespeople as a percentage of retail vehicle gross profit, advertising expense on a per vehicle retailed ("PVR") basis, and all other SG&A expenses in the aggregate as a percentage of total gross profit. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the consolidated financial statements.

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
Recent Events
Pending acquisition
On February 14, 2025, the Company, through one of its subsidiaries, entered into a Purchase and Sale Agreement (the "Transaction Agreement") with various entities that comprise the Herb Chambers automotive group (the "Herb Chambers Dealerships"). Pursuant to the Transaction Agreement, the Company is expected to acquire substantially all of the assets, including all real property and businesses of the Herb Chambers Dealerships (collectively, the "Businesses") for an aggregate purchase price of approximately $1.34 billion, which includes $750 million for goodwill, and approximately $590 million for the real estate and leasehold improvements. In addition, the Company will acquire new vehicles, used vehicles, service loaner vehicles, fixed assets, parts and supplies for a purchase price to be determined at the closing (the “Closing”) of the transactions set forth in the Transaction Agreement and will reimburse the Herb Chambers Dealerships for certain dealership construction and development costs incurred prior to the Closing. The Businesses include 33 dealerships, 52 franchises and three collision centers. Herb Chambers will retain ownership of the Mercedes-Benz of Boston dealership in Somerville, Massachusetts (the "MB Boston Dealership"). The Transaction Agreement includes certain restrictions and obligations regarding the sale of the MB Boston Dealership, including a put right obligating the Company to purchase the MB Boston Dealership during the five-year period following the Closing, absent certain circumstances. The Company's acquisition of the Businesses is anticipated to close in the second quarter of 2025 and is subject to various customary closing conditions, including approval from the applicable automotive manufacturers.
Hurricanes Helene and Milton
In September 2024, Hurricane Helene affected our store operations in Florida, Georgia and South Carolina. With Hurricane Helene, stores in the path of the storm closed their doors early and many remained offline even after the storm passed due to power outages. Temporary store closures and reduced customer traffic in the days leading up to the storm and immediately afterwards resulted in fewer new and used vehicle unit sales along with lost business in fixed operations. As previously disclosed, we estimated the impact of the storm on diluted earnings per share for the quarter ended September 30, 2024 to be between $0.07 and $0.09 per diluted share.

In October 2024, the size and path of Hurricane Milton placed it over a larger section of our store footprint and the damage to our dealership locations was more extensive. A higher number of stores closed for a longer period compared to Helene. Additionally, several locations experienced flooding, partial loss of vehicle inventories and extended power outages. Other locations had varying degrees of wind and water damage preventing them from reopening in a timely manner. As a result of Hurricane Milton, we incurred losses of $6.4 million, or $0.25 per diluted share during the quarter ended December 31, 2024.

Hurricanes Helene and Milton are not expected to have a continuing impact on the Company's operations and results in future periods.
Stop sale orders for certain Toyota, Lexus and BMW models
The stop sale orders for certain Toyota, Lexus and BMW models during the second half of 2024 impacted volumes on some of our most profitable and in-demand vehicles. A stop sale order is a notification from a manufacturer or the National Highway Traffic Safety Administration that prohibits the sale or lease of a new or used vehicle due to a safety recall, defect or noncompliance. The Toyota Grand Highlander and Lexus TX models have been popular vehicles with healthy gross profit margins. Based on the pre-stop sale trends for these models, we estimated the impact from this event resulted in approximately 2,100 fewer new units sold during the second half of 2024. As a result, we estimated the impact of the Toyota, Lexus and BMW stop sale orders to be between $0.48 and $0.52 per diluted share during the six months ended December 31, 2024. The stop sale orders were subsequently lifted during the fourth quarter and are not expected to have a continuing impact on the Company's operations and results in future periods.

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

The CDK outage had a negative impact on our financial results during the quarter ended June 30, 2024 as a result of fewer new and used vehicle sales, which also impacted our F&I business, a reduction in parts and service volumes and certain incremental expenses related to our recovery efforts. As previously disclosed, we estimated the earnings per share for the quarter ended June 30, 2024 was negatively impacted between $0.95 and $1.15 per share, without taking into account any potential recoveries related to the incident. The CDK Global cyber-incident is not expected to continue to impact the Company's operations and results in future periods.

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
Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the year ended December 31, 2024 increased to $17.19 billion, compared to $14.80 billion for the prior year.
•Consolidated gross profit for the year ended December 31, 2024 increased to $2.95 billion, compared to $2.76 billion for the prior year.
•The increase in consolidated revenue and consolidated gross profit is primarily due to the effects of the Koons acquisition and growth in parts and services gross profit. This increase was offset by lower gross profit per vehicle sold for both new and used as margins continue to shift downward from the historic highs in recent years.
•The effects of dealership divestitures also impacted consolidated revenue and gross profit. During the year ended December 31, 2024, we divested five franchises (five dealership locations). These divested dealerships contributed $121.2 million of revenue during the year ended December 31, 2024.
•Our capital allocation priorities were supported by share repurchases of approximately 830,297 million shares for $183.0 million during the year ended December 31, 2024.

CONSOLIDATED RESULTS OF OPERATIONS
We assess the organic growth of our revenue and gross profit on a same store basis. We believe that our assessment on a same store basis represents an important indicator of comparative financial performance and provides relevant information to assess our performance. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first full month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period for same store reporting.
The Company's full year results for 2024 include the results of the Koons dealerships acquired in the fourth quarter of 2023. Accordingly, the significant increases in revenue, gross profit and income from operations for 2024 compared to 2023 are largely a result of this acquisition.
The Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$8,849.7	$7,630.7	$1,219.0	16%
Used vehicle	5,218.2	4,414.3	803.9	18%
Parts and service	2,354.7	2,081.5	273.2	13%
Finance and insurance, net	766.0	676.2	89.8	13%
TOTAL REVENUE	17,188.6	14,802.7	2,385.9	16%
GROSS PROFIT:
New vehicle	640.4	703.0	(62.6)	(9)%
Used vehicle	245.4	264.0	(18.6)	(7)%
Parts and service	1,351.2	1,150.6	200.6	17%
Finance and insurance, net	711.6	638.2	73.4	11%
TOTAL GROSS PROFIT	2,948.6	2,755.8	192.8	7%
OPERATING EXPENSES:
Selling, general and administrative	1,888.5	1,617.4	271.2	17%
Depreciation and amortization	75.0	67.7	7.3	11%
Asset impairments	149.5	117.2	32.3	28%
INCOME FROM OPERATIONS	835.6	953.5	(117.9)	(12)%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	89.9	9.6	80.2	NM
Other interest expense, net	179.1	156.1	23.0	15%
Gain on dealership divestitures, net	(8.6)	(13.5)	4.9	(36)%
Total other expenses, net	260.3	152.2	108.1	71%
INCOME BEFORE INCOME TAXES	575.3	801.3	(226.0)	(28)%
Income tax expense	145.0	198.8	(53.8)	(27)%
NET INCOME	$430.3	$602.5	$(172.2)	(29)%
Net income per common share—Diluted	$21.50	$28.74	$(7.24)	(25)%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2024	2023
REVENUE MIX PERCENTAGES:
New vehicles	51.5%	51.5%
Used retail vehicles	26.8%	27.1%
Used vehicle wholesale	3.6%	2.7%
Parts and service	13.7%	14.1%
Finance and insurance, net	4.5%	4.6%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	21.7%	25.5%
Used retail vehicles	7.8%	9.0%
Used vehicle wholesale	0.6%	0.6%
Parts and service	45.8%	41.8%
Finance and insurance, net	24.1%	23.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.2%	18.6%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	64.0%	58.7%
Total revenue during 2024 increased by $2,385.9 million (16%) compared to 2023, due to a $1,219.0 million (16%) increase in new vehicle revenue, an $803.9 million (18%) increase in used vehicle revenue, a $273.2 million (13%) increase in parts and service revenue and an $89.8 million (13%) increase in F&I revenue.
The $192.8 million (7%) increase in gross profit during 2024 was the result of a $200.6 million (17%) increase in parts and service gross profit and a $73.4 million (11%) increase in F&I gross profit, partially offset by a $62.6 million (9%) decrease in new vehicle gross profit and an $18.6 million (7%) decrease in used vehicle gross profit. Our total gross profit margin decreased 146 basis points from 18.6% in 2023 to 17.2% in 2024.
Income from operations during 2024 decreased by $117.9 million (12%) compared to 2023, primarily due to a $271.2 million (17%) increase in selling, general and administrative expenses and a $32.3 million (28%) increase in asset impairments, partially offset by a $192.8 million (7%) increase in gross profit.
Total other expenses, net increased by $108.1 million (71%) from expenses of $152.2 million in 2023 to $260.3 million of expenses in 2024, primarily due to an $80.2 million (NM) increase in floor plan interest expense, a $23.0 million (15%) increase in other interest expense, net and a $4.9 million (36%) decrease in gain on dealership divestitures, net. As a result, income before income taxes decreased by $226.0 million (28%) to $575.3 million in 2024. The $53.8 million (27%) decrease in income tax expense was primarily attributable to the 28% decrease in income before taxes, partially offset by a 40 basis point increase in the 2024 effective tax rate. Overall, net income decreased by $172.2 million (29%) from $602.5 million in 2023 to $430.3 million in 2024.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$2,654.8	$2,524.1	$130.7	5%
Import	3,623.5	3,002.6	620.9	21%
Domestic	2,571.5	2,104.1	467.4	22%
Total new vehicle revenue	$8,849.7	$7,630.7	$1,219.0	16%
Gross profit:
Luxury	$258.5	$274.3	$(15.8)	(6)%
Import	237.3	265.8	(28.5)	(11)%
Domestic	144.6	162.9	(18.2)	(11)%
Total new vehicle gross profit	$640.4	$703.0	$(62.6)	(9)%
New vehicle units:
Luxury	36,827	35,300	1,527	4%
Import	91,243	77,740	13,503	17%
Domestic	45,148	36,469	8,679	24%
Total new vehicle units	173,218	149,509	23,709	16%

Same Store:
Revenue:
Luxury	$2,579.6	$2,503.2	$76.4	3%
Import	3,014.8	2,875.1	139.7	5%
Domestic	1,860.5	2,048.1	(187.6)	(9)%
Total new vehicle revenue	$7,454.9	$7,426.4	$28.5	—%
Gross profit:
Luxury	$253.8	$272.2	$(18.3)	(7)%
Import	182.2	256.4	(74.1)	(29)%
Domestic	101.5	158.9	(57.4)	(36)%
Total new vehicle gross profit	$537.6	$687.5	$(149.9)	(22)%
New vehicle units:
Luxury	35,775	34,947	828	2%
Import	76,662	74,509	2,153	3%
Domestic	32,362	35,447	(3,085)	(9)%
Total new vehicle units	144,799	144,903	(104)	—%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per new vehicle sold	$51,090	$51,038	$51	—%
Gross profit per new vehicle sold	$3,697	$4,702	$(1,005)	(21)%
New vehicle gross margin	7.2%	9.2%	(2.0)%

Luxury:
Gross profit per new vehicle sold	$7,018	$7,770	$(752)	(10)%
New vehicle gross margin	9.7%	10.9%	(1.1)%
Import:
Gross profit per new vehicle sold	$2,601	$3,419	$(818)	(24)%
New vehicle gross margin	6.5%	8.9%	(2.3)%
Domestic:
Gross profit per new vehicle sold	$3,203	$4,466	$(1,263)	(28)%
New vehicle gross margin	5.6%	7.7%	(2.1)%

Same Store:
Revenue per new vehicle sold	$51,484	$51,251	$234	—%
Gross profit per new vehicle sold	$3,713	$4,745	$(1,032)	(22)%
New vehicle gross margin	7.2%	9.3%	(2.0)%

Luxury:
Gross profit per new vehicle sold	$7,096	$7,789	$(693)	(9)%
New vehicle gross margin	9.8%	10.9%	(1.0)%
Import:
Gross profit per new vehicle sold	$2,377	$3,441	$(1,064)	(31)%
New vehicle gross margin	6.0%	8.9%	(2.9)%
Domestic:
Gross profit per new vehicle sold	$3,137	$4,483	$(1,347)	(30)%
New vehicle gross margin	5.5%	7.8%	(2.3)%
During 2024, new vehicle revenue increased by $1,219.0 million (16%) when compared to 2023, as a result of a 16% increase in new vehicle unit sales. Same store new vehicle revenue increased by $28.5 million driven by an increase in same store revenue per new vehicle sold from $51,251 for the year ended December 31, 2023 to $51,484 for the year ended December 31, 2024.
New vehicle gross profit decreased by $62.6 million (9%) in 2024 when compared to 2023, as a result of a 21% decrease in gross profit per new vehicle sold partially offset by a 16% increase in unit volumes. Same store new vehicle gross profit decreased by $149.9 million (22%) in 2024 as a result of a 22% decrease in gross profit per new vehicle sold. Same store new vehicle gross margin decreased 205 basis points to 7.2% in 2024. The decrease in our new vehicle gross profit margin was primarily attributable to the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the year ended December 31, 2024 was approximately 15.8 million which increased as compared to approximately 15.4 million during the year ended December 31, 2023. The increase in new vehicle sales revenue on a same store basis for the year ended December 31, 2024 over the same period in the prior year is primarily attributable to an increase of $234 of revenue per new vehicle sold, while new vehicle units sold remained relatively flat for the year ended December 31, 2024 as compared to the same period in the prior year. The increase in SAAR period over period reflects higher inventory supply, including fleet, coupled with continued consumer demand for new vehicles. However, we continue to be negatively impacted by the significant variation in new vehicle days supply among brands and models. We ended the year with approximately 49 days of supply of new vehicle inventory which reflects an increase from 43 days of supply as of December 31, 2023 but remains well below historical levels.
Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$4,605.9	$4,017.5	$588.4	15%
Used vehicle wholesale revenue	612.3	396.7	215.5	54%
Used vehicle revenue	$5,218.2	$4,414.3	$803.9	18%
Gross profit:
Used vehicle retail gross profit	$228.6	$248.5	$(19.9)	(8)%
Used vehicle wholesale gross profit	16.8	15.5	1.3	9%
Used vehicle gross profit	$245.4	$264.0	$(18.6)	(7)%
Used vehicle retail units:
Used vehicle retail units	150,698	127,507	23,191	18%

Same Store:
Revenue:
Used vehicle retail revenue	$3,686.6	$3,897.7	$(211.2)	(5)%
Used vehicle wholesale revenue	449.4	378.8	70.7	19%
Used vehicle revenue	$4,136.0	$4,276.5	$(140.5)	(3)%
Gross profit:
Used vehicle retail gross profit	$190.5	$240.7	$(50.2)	(21)%
Used vehicle wholesale gross profit	10.8	15.6	(4.8)	(31)%
Used vehicle gross profit	$201.2	$256.2	$(55.0)	(21)%
Used vehicle retail units:
Used vehicle retail units	119,297	123,007	(3,710)	(3)%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2024	2023
As Reported:
Revenue per used vehicle retailed	$30,564	$31,508	$(944)	(3)%
Gross profit per used vehicle retailed	$1,517	$1,949	$(432)	(22)%
Used vehicle retail gross margin	5.0%	6.2%	(1.2)%

Same Store:
Revenue per used vehicle retailed	$30,902	$31,687	$(785)	(2)%
Gross profit per used vehicle retailed	$1,597	$1,957	$(360)	(18)%
Used vehicle retail gross margin	5.2%	6.2%	(1.0)%
Used vehicle revenue increased by $803.9 million (18%), due to a $588.4 million (15%) increase in used vehicle retail revenue and a $215.5 million (54%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $140.5 million (3%) due to a $211.2 million (5%) decrease in used vehicle retail revenue, partially offset by a $70.7 million (19%) increase in used vehicle wholesale revenue. Used vehicle revenues and unit volume have continued to contract during

2024, along with margins on both an all store and same store basis. Used vehicle revenue and unit volumes have been negatively impacted by the affordability headwinds and lack of inventory availability, especially in vehicles with lower mileage.
In 2024, total Company and same store used vehicle retail gross profit margins decreased 122 and 101 basis points, respectively, to 5.0% and 5.2%. We attribute the decreases in used vehicle retail gross profit margin to a softening in the used vehicle market, which was at record highs in 2021 and, to a lesser extent 2022, as a result of new vehicle inventory shortages initially caused by COVID-19 disruptions followed by supply chain issues.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 37 days of supply as of December 31, 2024.
Parts and Service—
For the year ended December 31, 2024, we are presenting "Collision" as a separate line item within parts and service gross profit. In periods ending prior to June 30, 2024, "Collision" was included within "Customer pay". We reclassified the corresponding amounts for the year ended December 31, 2023 to conform to current year presentation.

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
As Reported:
Parts and service revenue	$2,354.7	$2,081.5	$273.2	13%
Parts and service gross profit:
Customer pay	711.1	586.1	125.1	21%
Warranty	186.7	148.3	38.4	26%
Collision	128.6	123.5	5.1	4%
Wholesale parts	77.5	78.7	(1.2)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	1,104.0	936.6	167.4	18%
Parts and service gross margin, excluding reconditioning and preparation	46.9%	45.0%	1.9%
Reconditioning and preparation *	247.2	214.0	33.2	16%
Total parts and service gross profit	$1,351.2	$1,150.6	$200.6	17%
Total parts and service gross margin	57.4%	55.3%	2.1%

Same Store:
Parts and service revenue	$2,064.2	$2,028.3	$35.9	2%
Parts and service gross profit:
Customer pay	612.9	568.4	44.5	8%
Warranty	166.3	145.0	21.3	15%
Collision	114.2	122.3	(8.1)	(7)%
Wholesale parts	74.8	77.1	(2.3)	(3)%
Parts and service gross profit, excluding reconditioning and preparation	968.2	912.8	55.4	6%
Parts and service gross margin, excluding reconditioning and preparation	46.9%	45.0%	1.9%
Reconditioning and preparation *	220.1	210.1	10.1	5%
Total parts and service gross profit	$1,188.3	$1,122.8	$65.5	6%
Total parts and service gross margin	57.6%	55.4%	2.2%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying consolidated statements of income upon the sale of the vehicle.

The $273.2 million (13%) increase in parts and service revenue was due to a $185.6 million (17%) increase in customer pay revenue, a $65.7 million (24%) increase in warranty revenue, a $15.3 million (3%) increase in wholesale parts revenue and a $6.6 million (2%) increase in collision revenue. Same store parts and service revenue increased $35.9 (2%) from $2.03 billion in 2023 to $2.06 billion in 2024. The increase in same store parts and service revenue was due to a $42.7 million (4%) increase in customer pay revenue and a $33.0 million (12%) increase in warranty revenue, partially offset by a $15.6 million (4%) decrease in wholesale parts revenue and a $24.2 million (9%) decrease in collision revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $167.4 million (18%) to $1.10 billion and same store gross profit, excluding reconditioning and preparation, increased by $55.4 million (6%) to $968.2 million. The $55.4 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $44.5 million (8%) increase in customer pay gross profit and a $21.3 million (15%) increase in warranty gross profit, partially offset by an $8.1 million (7%) decrease in collision gross profit and a $2.3 million (3%) decrease in wholesale parts gross profit. As a result of the shortage of new vehicle inventory in recent years, coupled with inflationary headwinds, many customers have elected to keep their current vehicles longer which has generated additional customer pay gross profit for the service departments. In addition, the increasing complexity of vehicles due to advanced systems is increasing the frequency of recalls resulting in an increase in warranty gross profit. We continue to focus on increasing our customer pay parts and service revenue over the long-term by improving the customer experience, providing competitive benefits to our technicians, capitalizing on our dealership training programs and upgrading equipment.
Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$766.0	$676.2	$89.8	13%
Finance and insurance, net gross profit	$711.6	$638.2	$73.4	11%
Finance and insurance, net per vehicle sold	$2,197	$2,304	$(107)	(5)%

Same Store:
Finance and insurance, net revenue	$630.4	$660.7	$(30.3)	(5)%
Finance and insurance, net gross profit	$576.0	$622.8	$(46.8)	(8)%
Finance and insurance, net per vehicle sold	$2,181	$2,325	$(144)	(6)%
F&I revenue, net increased by $89.8 million (13%) in 2024 when compared to 2023 primarily as a result of a 17% increase in new and used retail unit sales, partially offset by a $107 (5%) decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $30.3 million (5%) in 2024 when compared to 2023 primarily as a result of a 1% decrease in new and used retail unit sales and a $144 (6%) decrease in F&I per vehicle retailed.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2024	2023
	(Dollars in millions)
Finance and insurance, revenue	$120.6	$138.3	$(17.8)	(13)%
Finance and insurance, cost of sales	$54.4	$37.9	$16.4	43%
Finance and insurance, gross profit	$66.2	$100.4	$(34.2)	(34)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the years ended December 31, 2024 and 2023, TCA generated $120.6 million and $138.3 million, respectively, of revenue, consisting primarily of earned premium and $17.8 million and $15.7 million, respectively, from the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the years ended December 31, 2024 and 2023, TCA recorded $54.4 million and $37.9 million, respectively, of cost of sales consisting primarily of claims expense paid to affiliated dealerships. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated upon consolidation.
As we continue to integrate TCA, we currently expect a rollout of TCA products in our Florida market during the first quarter of 2025 and the Koons platform in the second quarter of 2025; however, no assurance can be given that the rollout will be completed within the timeframe contemplated. With the ownership of TCA, while the combined profitability of the transaction is higher, the timing of revenue and cost recognition is deferred and amortized over the life of the contract. We expect that this rollout will result in lower F&I revenue and gross profit over the next two to three years due to the change in how these contracts are earned.
Selling, General and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2024	% of Gross Profit	2023	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$1,240.3	42.1%	$1,081.7	39.3%	$158.6	2.8%
Rent and related expenses	142.6	4.8%	119.0	4.3%	23.6	0.5%
Advertising	61.8	2.1%	47.5	1.7%	14.4	0.4%
Other	443.9	15.1%	369.2	13.4%	74.6	1.7%
Selling, general and administrative expense	$1,888.5	64.0%	$1,617.4	58.7%	$271.2	5.4%
Gross profit	$2,948.6		$2,755.8

Same Store:
Personnel costs	$1,037.1	41.4%	$1,052.2	39.1%	$(15.1)	2.3%
Rent and related expenses	129.0	5.2%	116.2	4.3%	12.7	0.8%
Advertising	43.6	1.7%	44.0	1.6%	(0.4)	0.1%
Other	380.8	15.2%	354.3	13.2%	26.5	2.0%
Selling, general and administrative expense	$1,590.4	63.5%	$1,566.7	58.3%	$23.7	5.3%
Gross profit	$2,503.2		$2,689.4
SG&A expense as a percentage of gross profit increased 536 basis points from 58.7% in 2023 to 64.0% in 2024. Same store SG&A expense as a percentage of gross profit increased 528 basis points from 58.3% in 2023 to 63.5% in 2024. The increase in SG&A as a percentage of gross profit is primarily the result of higher cost in personnel and other categories in SG&A expense partially offset by higher gross profits for 2024 as compared to 2023. SG&A expense for the year ended December 31, 2024 includes $7.1 million of expense related to hail damage and $6.4 million of expense related to Hurricane Milton. SG&A expense for the year ended December 31, 2023 includes $4.3 million of expense related to hail damage, a $3.6 million gain from the sale of real estate and $4.1 million of professional fees related to the Koons acquisition.
Asset Impairments —
During the year ended December 31, 2024, we recognized asset impairment charges of $149.5 million as compared to $117.2 million of impairment charges during the year ended December 31, 2023. The asset impairment charges resulted from our interim and annual franchise rights impairment tests and the classification of certain asset disposal groups as held for sale which resulted in additional franchise rights and goodwill impairment charges.

Floor Plan Interest Expense —
Floor plan interest expense increased by $80.2 million to $89.9 million during 2024 compared to $9.6 million during 2023 due to less cash held in the floor plan offset account during the year ended December 31, 2024 as a result of funding the Koons acquisition in December 2023.
Other Interest Expense —
Other interest expense increased $23.0 million (15%) from $156.1 million in 2023 to $179.1 million in 2024. The increase is primarily due to higher loaner payable interest expense driven by higher loaner vehicle balances, as well as interest expense on our revolving credit agreement during the year ended December 31, 2024.
Gain on Dealership Divestitures, Net —
During the year ended December 31, 2024, we sold 1 Lexus franchise (1 dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, 1 Nissan franchise (1 dealership location) in Denver, Colorado, 1 Nissan franchise (1 dealership location) in Atlanta, Georgia, 1 Chevrolet franchise (1 dealership location) in Atlanta, Georgia and 1 Honda franchise (1 dealership location) in Spokane, Washington. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2023, we sold 1 franchise (1 dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million.
Income Tax Expense —
The $53.8 million (27%) decrease in income tax expense was primarily the result of a $226.0 million (28%) decrease in income before income taxes. Our effective tax rate increased 40 basis points from 24.8% in 2023 to 25.2% in 2024. The increase in our effective tax rate was primarily due to our acquisition and divestiture activity. Stores acquired are located in relatively high tax rate states while the stores divested are located in relatively low or no tax rate states.
Refer to Note 16 "Income Taxes" for additional information regarding income taxes.

CONSOLIDATED RESULTS OF OPERATIONS
We assess the organic growth of our revenue and gross profit on a same store basis. We believe that our assessment on a same store basis represents an important indicator of comparative financial performance and provides relevant information to assess our performance. As such, for the following discussion, same store amounts consist of information from dealerships for identical months in each comparative period, commencing with the first full month we owned the dealership. Additionally, amounts related to divested dealerships are excluded from each comparative period for same store reporting. During 2022, the Company completed sixteen divestitures that contributed $683 million in revenue for the year.
The Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2023	2022
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$7,630.7	$7,365.6	$265.1	4%
Used vehicle	4,414.3	5,197.1	(782.8)	(15)%
Parts and service	2,081.5	2,074.2	7.3	—%
Finance and insurance, net	676.2	797.0	(120.8)	(15)%
TOTAL REVENUE	14,802.7	15,433.8	(631.2)	(4)%
GROSS PROFIT:
New vehicle	703.0	844.0	(141.0)	(17)%
Used vehicle	264.0	353.2	(89.2)	(25)%
Parts and service	1,150.6	1,152.6	(2.1)	—%
Finance and insurance, net	638.2	750.7	(112.5)	(15)%
TOTAL GROSS PROFIT	2,755.8	3,100.6	(344.8)	(11)%
OPERATING EXPENSES:
Selling, general and administrative	1,617.4	1,763.4	(146.0)	(8)%
Depreciation and amortization	67.7	69.0	(1.3)	(2)%
Asset impairments	117.2	—	117.2	NM
Other operating income, net	—	(4.4)	4.4	(100)%
INCOME FROM OPERATIONS	953.5	1,272.6	(319.1)	(25)%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	9.6	8.4	1.3	15%
Other interest expense, net	156.1	152.2	3.9	3%
Gain on dealership divestitures, net	(13.5)	(207.1)	193.6	NM
Total other expenses (income), net	152.2	(46.5)	198.8	NM
INCOME BEFORE INCOME TAXES	801.3	1,319.1	(517.8)	(39)%
Income tax expense	198.8	321.8	(123.0)	(38)%
NET INCOME	$602.5	$997.3	$(394.8)	(40)%
Net income per common share—Diluted	$28.74	$44.61	$(15.87)	(36)%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2023	2022
REVENUE MIX PERCENTAGES:
New vehicles	51.5%	47.7%
Used retail vehicles	27.1%	31.3%
Used vehicle wholesale	2.7%	2.4%
Parts and service	14.1%	13.4%
Finance and insurance, net	4.6%	5.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	25.5%	27.2%
Used retail vehicles	9.0%	11.2%
Used vehicle wholesale	0.6%	0.2%
Parts and service	41.8%	37.2%
Finance and insurance, net	23.2%	24.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	18.6%	20.1%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	58.7%	56.9%
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
Income from operations during 2023 decreased by $319.1 million (25%) compared to 2022, primarily due to a $344.8 million (11%) decrease in gross profit and a $117.2 million increase in asset impairments, partially offset by a $146.0 million (8%) decrease in selling, general and administrative expenses.
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
New vehicle gross profit decreased by $141.0 million (17%) in 2023 when compared to 2022, as a result of a 16% decrease in gross profit per new vehicle sold and a 1% decrease in unit volumes. Same store new vehicle gross profit decreased by $114.0 million (14%) in 2023, as a result of a 16% decrease in gross profit per new vehicle sold partially offset by a 3% increase in unit volumes. Same store new vehicle gross margin decreased 228 basis points to 9.2% in 2023. The decrease in our new vehicle gross profit margin was primarily attributable to the easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
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
The $7.3 million increase in parts and service revenue was due to a $6.3 million increase in customer pay revenue and a $10.2 million (4%) increase in warranty revenue, partially offset by a $9.2 million (2%) decrease in wholesale parts revenue. Same store parts and service revenue increased $102.6 million (5%) from $1.96 billion in 2022 to $2.06 billion in 2023. The increase in same store parts and service revenue was due to a $72.1 million (6%) increase in customer pay revenue, a $19.8 million (8%) increase in warranty revenue and a $10.7 million (2%) increase in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $5.1 million (1%) to $936.6 million and same store gross profit, excluding reconditioning and preparation, increased by $47.6 million (5%) to $928.1 million. The

$47.6 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $33.8 million (5%) increase in customer pay gross profit, an $11.3 million (8%) increase in warranty gross profit and a $2.5 million (3%) increase in wholesale parts gross profit. As a result of the shortage of new vehicle inventory, many customers have elected to keep their current vehicles longer which has generated additional customer pay and wholesale parts gross profit for the parts and service departments. We continue to focus on increasing our customer pay parts and service revenue over the long-term by improving the customer experience, providing competitive benefits to our technicians, capitalizing on our dealership training programs and upgrading equipment.
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
F&I revenue, net decreased by $120.8 million (15%) in 2023 when compared to 2022 primarily as a result of an 8% decrease in new and used retail unit sales and an 7% decrease in F&I per vehicle retailed.
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

Selling, General and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2023	% of Gross Profit	2022	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$1,081.7	39.3%	$1,247.4	40.2%	$(165.7)	(1.0)%
Rent and related expenses	119.0	4.3%	121.7	3.9%	(2.7)	0.4%
Advertising	47.5	1.7%	50.1	1.6%	(2.6)	0.1%
Other	369.2	13.4%	344.2	11.1%	25.0	2.3%
Selling, general and administrative expense	$1,617.4	58.7%	$1,763.4	56.9%	$(146.0)	1.8%
Gross profit	$2,755.8		$3,100.6

Same Store:
Personnel costs	$1,068.5	39.2%	$1,181.8	40.2%	$(113.3)	(0.9)%
Rent and related expenses	117.9	4.3%	116.3	4.0%	1.6	0.4%
Advertising	45.6	1.7%	43.8	1.5%	1.8	0.2%
Other	361.6	13.3%	329.0	11.2%	32.6	2.1%
Selling, general and administrative expense	$1,593.6	58.5%	$1,670.9	56.8%	$(77.3)	1.7%
Gross profit	$2,722.8		$2,941.7
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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2024, we had total available liquidity of $827.7 million, which consisted of cash and cash equivalents of $38.9 million (excluding $30.5 million held by TCA), available funds in our floor plan offset accounts of $116.7 million million and $486.0 million of availability under our revolving credit facility and $186.1 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. For more information on our financial covenants, see "Covenants and Defaults" and "Share Repurchases and Dividend Restrictions" below.
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
Revolving Credit Facility—A $500.0 million Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As of December 31, 2024, we had $14.0 million in outstanding letters of credit, resulting in $486.0 million of borrowing availability. We began the year with no amounts drawn on our revolving credit facility. During the year ended December 31, 2024, we had borrowings of $1.21 billion and $1.21 billion in repayments, resulting in no outstanding borrowings as of December 31, 2024.
New Vehicle Floor Plan Facility—A $1.93 billion New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of this floor plan offset account, we experienced a reduction in floor plan interest expense on our consolidated statements of income. As of December 31, 2024, we had $1.42 billion outstanding under the New Vehicle Floor Plan Facility, which includes $56.7 million classified in loaner vehicles notes payable which is included in accounts payable and accrued liabilities in our consolidated balance sheets. As of December 31, 2024, we held $115.7 million in the floor plan notes payable offset account.
Used Vehicle Floor Plan Facility—A $375.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for working capital and capital expenditures, as well as to refinance used vehicles. We began the year with $307.1 million amounts drawn on our Used Vehicle Floor Plan Facility. During the year ended December 31, 2024, we had additional borrowings of $376.4 million and $582.8 million in repayments resulting in $100.7 million outstanding borrowings as of December 31, 2024. We had $186.1 million borrowing capacity under the Used Vehicle Floor Plan Facility based on our borrowing base calculation as of December 31, 2024.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2024, we had $349.9 million, which is net of $1.0 million in our floor plan offset account, outstanding under our floor plan facility. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
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
~~•~~Mortgage Financings—We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). As of December 31, 2024 we had total mortgage notes payable outstanding of $29.6 million which are collateralized by the associated real estate.
•2021 Real Estate Facility—On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, which provided for term loans in an aggregate amount equal to $689.7 million (the "2021 Real Estate Facility"). As of December 31, 2024, we had $579.9 million of outstanding borrowings under the 2021 Real Estate Facility. There is no further borrowing availability under the 2021 Real Estate Facility.
•2021 BofA Real Estate Facility—On May 10, 2021, we entered into a real estate term loan credit agreement (the "2021 BofA Real Estate Credit Agreement"), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provided for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the "2021 BofA Real Estate Facility"). As of December 31, 2024, we had $158.6 million of outstanding borrowings under the 2021 BofA Real Estate Facility. There is no further borrowing availability under the 2021 BofA Real Estate Credit Agreement. On May 25, 2022, certain of our subsidiaries entered into amendments to our 2021 BofA Real Estate Facility to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 14 "Debt" for further details.
~~•~~2018 BofA Real Estate Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). Our right to make draws under the 2018 BofA Real Estate Facility terminated on November 13, 2019. All of the real property financed by an operating dealership subsidiary of the Company under the 2018 BofA Real Estate Facility is collateralized by first priority liens, subject to certain permitted exceptions. As of December 31, 2024, we had $37.9 million, of outstanding borrowings under the 2018 BofA Real Estate Facility. There is no further borrowing availability under the 2018 BofA Real Estate Facility. On May 25, 2022, certain of our subsidiaries entered into an amendment to the 2018 BofA Real Estate Credit Agreement to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 14 "Debt" for further details.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of December 31, 2024, we had $62.2 million, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under the 2018 Wells Fargo Master Loan Facility. On and with effect from June 1, 2022, certain of our subsidiaries entered into an amendment to our 2018 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 14 "Debt" for further details.
~~•~~2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us and are collateralized by the real property financed under the 2015 Wells Fargo Master Loan Facility. As of December 31, 2024, the outstanding balance under this agreement was $32.0 million. There is no further borrowing availability under the 2015 Wells Fargo Master Loan Facility. On and with effect from June 1, 2022, certain of our subsidiaries entered into an amendment to our 2015 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 14 "Debt" for further details.
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
Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2024. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
The 2023 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage Ratio (as defined in the 2023 Senior Credit Facility and the Indentures) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. Subject to our continued compliance with a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to a base level plus the cumulative amount of (i) 50% of our net income (as defined in the 2023 Senior Credit Facility) plus (ii) 100% of any cash proceeds we receive from the sale of equity interests minus (iii) the dollar amount of share purchases made and dividends paid during the defined measurement periods, subject to certain exceptions. In the event that our Consolidated Total Leverage Ratio does (or would) exceed 3.0 to 1.0, the 2023 Senior Credit Facility and the Indentures would then also allow for restricted payments under mutually exclusive parameters, subject to certain exclusions. The Company may otherwise make restricted payments only up to the aforementioned cumulative capacity. Our restricted payment capacity balance as of December 31, 2024 and 2023 was $1.22 billion and $1.18 billion, respectively.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions described in "Covenants and Defaults" above.

During the year ended December 31, 2024, we repurchased 830,297 shares of our common stock under our repurchase program for a total of $183.0 million and an additional 46,941 shares of our common stock for $10.2 million from employees in connection with a net share settlement feature of employee equity-based awards.
As of December 31, 2024, we had remaining authorization to repurchase up to an additional $275.9 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
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
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (the "IRA") into law. The IRA, among other things, implements a 1% excise tax on share repurchases, which takes effect in tax years beginning after December 31, 2022. In 2024, we recorded a total of $1.7 million excise tax on our share repurchases.
Contractual Obligations
As of December 31, 2024, we had significant contractual obligations related to our floor plan notes payable disclosed in Notes 11 and 12, operating lease liabilities disclosed in Note 19 and long-term debt arrangements discussed in Note 14. Disclosures related to our commitments and contingencies are outlined in Note 21. All note references are to the notes to our consolidated financial statements included elsewhere herein.
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

	For the Year Ended December 31,
	2024	2023	2022
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$671.2	$313.0	$696.0
Change in Floor Plan Notes Payable Non-Trade, net	(5.2)	1,018.9	(191.1)
Change in Floor Plan Notes Payable Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	71.9	(571.3)	462.4
Change in Floor Plan Notes Payable Trade associated with floor plan offset and acquisitions and divestitures, net	(49.5)	(55.3)	19.7
Adjusted cash flow provided by operating activities	$688.4	$705.3	$987.0
Operating Activities—
Net cash provided by operating activities totaled $671.2 million, $313.0 million, and $696.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Adjusted cash flow provided by operating activities totaled $688.4 million, $705.3 million, and $987.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable - non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable - trade.
The $16.9 million decrease in adjusted cash flow provided by operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily the result of the following:

•decrease in $86.6 million in net income and non-cash adjustments to net income;
•$100.9 million decrease related to the change in accounts payable and accrued liabilities; and
•$24.8 million related to a decrease in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures.
The decrease in our adjusted cash flow provided by operating activities, was partially offset by:
•$118.1 million decrease related to the change in other current assets, net;
•$69.4 million decrease related to sale volume and the timing of collection of accounts receivable and contracts-in-transit during 2024 compared to 2023; and
•$8.2 million decrease in other long term assets and liabilities, net.
The $281.7 million decrease in our adjusted cash flow provided by operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily the result of the following:
•decrease of $192.4 million in net income and non-cash adjustments to net income;
•$144.1 million related to sale volume and the timing of collection of accounts receivable and contracts-in-transit during 2023 compared to 2022;
•$210.9 million related to the decrease in other current assets, net;

•$2.6 million increase in other long term assets and liabilities, net and
•$1.3 million related to the change in operating lease liabilities.
The decrease in our adjusted cash flow provided by operating activities, was partially offset by:
•$155.2 million related to an increase in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures; and
•$114.4 million related to the change in accounts payable and accrued liabilities.
Investing Activities—
Net cash used in investing activities totaled $137.2 million and $1.68 billion for the years ended December 31, 2024 and 2023, respectively, compared to net cash provided by investing activities of $464.7 million for the year ended December 31, 2022. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate, were $162.6 million, $142.3 million, and $94.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no purchases related to real estate for the year ended December 31, 2023. Purchases of real estate totaled $145.6 million and $13.3 million for the years ended December 31, 2024, and 2022, respectively. In addition, we purchased previously leased facilities for $11.9 million during the year ended December 31, 2024.
We expect that capital expenditures during 2025 will total approximately $260.3 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
On December 11, 2023, we completed the acquisition of the Jim Koons Dealerships for a total purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $100.9 million of assets held for sale related to Koons Lexus of Wilmington. The sources of the purchase price included borrowings under Asbury’s existing credit facility and cash on hand.
During the year ended December 31, 2024, we sold 1 Lexus franchise (1 dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, 1 Nissan franchise (1 dealership location) in Denver, Colorado, 1 Nissan franchise (1 dealership location) in Atlanta, Georgia, 1 Chevrolet franchise (1 dealership location) in Atlanta, Georgia and 1 Honda franchise (1 dealership location) in Spokane, Washington for proceeds of $196.3 million
During the year ended December 31, 2023, we sold one franchise (one dealership location) in Austin, Texas for proceeds of $30.7 million.
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
Proceeds from the sale of assets, unrelated to a dealership divestiture, were $6.5 million and $16.3 million for the years ended December 31, 2024 and 2023, respectively. We did not have any proceeds from the sale of assets, unrelated to a dealership divestitures in 2022.
During the years ended December 31, 2024, 2023, and 2022, we purchased $165.0 million, $195.2 million and $202.2 million of debt securities and $41.4 million of equity securities in December 31, 2022. We did not purchase any equity securities in 2024 or 2023.
During the years ended December 31, 2024, 2023, and 2022, we also received proceeds of $149.8 million, $60.3 million, and $69.7 million from the sale of debt securities respectively and $51.8 million and $50.3 million, from the sale of equity securities in 2023, and 2022, respectively. We did not have any proceeds from the sale of equity securities in 2024.

Financing Activities—
Net cash used in financing activities totaled $510.3 million and $1.10 billion for the years ended December 31, 2024 and 2022, respectively. Net cash provided by financing activities totaled $1.18 billion for the year ended December 31, 2023.
During the years ended December 31, 2024, 2023, and 2022, we had non-trade floor plan borrowings of $9.45 billion, $8.39 billion, and $7.41 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $100.7 million and $307.1 million for the years ended December 31, 2024 and 2023, respectively, related to our used vehicle floor plan facility. We did not have any floor plan borrowing related to our used vehicle floor plan facility as of December 31, 2022.
During the year ended December 31, 2024, 2023 and 2022, we borrowed $1,213.5 million, $329.0 million, and $330.0 million, and repaid $1,213.5 million, $329.0 million and $499.0 million, respectively, on our revolving line of credit.
In addition, during the years ended December 31, 2023, we had non-trade floor plan borrowings of $256.1 million, related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles. We did not have any dealership acquisitions in 2024 and 2022.
During the years ended December 31, 2024, 2023, and 2022, we made non-trade floor plan repayments of $9.66 billion, $7.06 billion, and $7.89 billion, respectively. In addition, during the years ended December 31, 2024 and 2022, we had floor plan repayments associated with dealership divestitures of $34.1 million and $48.4 million, respectively. During 2023, we did not have any floor plan repayments associated with dealership divestitures.
Repayments of borrowings totaled $71.4 million, $126.0 million and $106.2 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
During the year ended December 31, 2022, we received net proceeds from the issuance of common stock totaling $1.4 million. We did not have any net proceeds from the issuance of common stock in 2024 or 2023.
During the year ended December 31, 2024, 2023, 2022 we repurchased 830,297, 1,316,167 and 1,635,030 shares of our common stock under our Repurchase Program for a total of 183.0 million and $258.1 million and $297.0 million and 46,941, 48,262 and 56,024 shares of our common stock for $10.2 million, $11.4 million and $9.2 million from employees in connection with a net share settlement feature of employee equity-based awards, respectively.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 21 "Commitments and Contingencies" of the Company's consolidated financial statements.
Guarantor Financial Information
As of December 31, 2024, the Company had outstanding $405 million of 4.500% Senior Notes due 2028 and $445 million of 4.750% Senior Notes due 2030. As explained in Note 14 of the Company's consolidated financial statements as of and for the year ended December 31, 2024, the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the "Guarantor Subsidiaries"), which are listed in Exhibit 21, with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the "TCA Non-Guarantor Subsidiaries").
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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
As of December 31,
2024
(In millions)
Current assets	$2,927.7
Current assets - affiliates	$0.5
Non-current assets	$6,576.9

Current liabilities	$2,372.4
Current liabilities - affiliates	$26.9
Non-current liabilities	$3,522.5

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries
For the Year Ended December 31,
2024
(In millions)
Net sales	$16,885.0
Gross profit	$2,860.4
Income from operations	$757.1
Net income	$369.8
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
Goodwill and Manufacturer Franchise Rights
Goodwill represents the excess cost of an acquired business over the fair market value of its identifiable assets and liabilities. We have determined, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic region-based operating segments. We have determined the dealerships in each of our operating segments are components that are aggregated into geographic region-based operating segments which are also our reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our franchised dealerships offer new and used vehicles, parts and service, and arrange for third-party vehicle financing and the sale of insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways) and (v) operate under similar regulatory environments. Our TCA segment also represents a reporting unit for the purpose of testing goodwill for impairment.
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
Based on the underperformance of certain stores, we performed quantitative impairment tests in the second quarter of 2024 and as of our annual impairment testing date, October 1, 2024. The results of the quantitative impairment testing identified that the carrying values of certain of our franchise rights intangible assets exceeded their fair value by $134.1 million and $14.1 million for the three months ended June 30, 2024 and December 31, 2024, respectively. In total, we recognized a $148.2 million pre-tax non-cash impairment charge related to our franchise rights intangible assets during the year ended December 31, 2024.
In connection with a change in reporting units in our Dealerships segment, we performed qualitative and quantitative impairment tests of goodwill for the affected reporting units as of October 1, 2024, both before and after the change in reporting units. For all reporting units, for which a qualitative or quantitative impairment test was performed as of October 1, 2024, the fair values exceeded their carrying amounts. We believe that the fair value of our reporting units is substantially in excess of its carrying amount.
We also recorded a goodwill impairment charge of $1.3 million during the year ended December 31, 2024 related to one dealership that met the assets held for sale criteria in June 2024. The quantitative impairment test of the disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less cost to sell. This asset impairment charge is reflected in asset impairments in our consolidated statements of income.
In total, we recognized asset impairments of $149.5 million and $117.2 million during the years ended December 31, 2024, and 2023, respectively. No franchise rights or goodwill impairments were identified in 2022.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1.67 billion of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of December 31, 2024, a 100 basis point change in interest rates would result in a change of $16.7 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the years ended December 31, 2024, 2023, and 2022, by $99.7 million, $87.0 million and $85.8 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of December 31, 2024 we had six interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting. The following table provides information on the attributes of each swap as of December 31, 2024:

Inception Date	Notional Value at Inception	Notional Value	Notional Value at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$258.8	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$158.6	$110.6	May 2031
July 2020	$93.5	$71.0	$50.6	December 2028
July 2020	$85.5	$62.7	$57.3	November 2025
June 2015	$100.0	$53.5	$53.1	February 2025
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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Asbury Automotive Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an adverse opinion thereon.

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

Goodwill and Manufacturer Franchise Rights Interim Quantitative Impairment Assessment
Description of the Matter	At December 31, 2024, the Company’s goodwill and manufacturer franchise rights had an aggregate carrying value of approximately $2,044.7 million and $1,911.7 million, respectively, as disclosed in Note 10 of the consolidated financial statements. Manufacturer franchise rights and goodwill are assessed for impairment annually as of October 1st, or more often if events or circumstances indicate that impairment may have occurred. If the fair value of a franchise right or a goodwill reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

We identified as a critical audit matter the assessment of the Company’s projected cash flows utilized in the interim quantitative impairment tests over certain manufacturer franchise rights and the goodwill of the Arizona and Utah reporting units. In connection with its interim quantitative impairment assessment performed during the second quarter 2024, the Company recorded impairment charges of $134.1 million related to manufacturer franchise rights, as disclosed in Note 10 of the consolidated financial statements, and there was no impairment charge recorded related to goodwill as the carrying values of the Arizona and Utah reporting units did not exceed their fair value.

Auditing the Company's fair value estimates used in its impairment assessment was complex due to the estimation uncertainty required to determine the fair value of the franchise rights and the fair value of the reporting units subject to the interim quantitative impairment assessment. The Company's model for estimating the fair value of these assets was sensitive to changes in significant market participant assumptions related to the cash flows directly attributable to the franchise rights and goodwill reporting units, including the revenue growth rates, which are forward-looking and affected by expectations about economic, industry and company-specific factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the goodwill and manufacturer franchise rights fair value estimates used in conjunction with its interim quantitative impairment assessments. This included testing controls over management’s review of the model, significant assumptions, other inputs and the completeness and accuracy of the data used in the measurements.

Procedures performed to test the fair value of the Company's goodwill and manufacturer franchise rights as part of the interim quantitative impairment assessments included, among others, evaluating the Company's use of the discounted cash flows method, testing of the revenue growth assumption used in the valuation model used to develop the projected financial information, involving our valuation specialists to assist in the testing of the appropriateness of the model used, and testing the completeness and accuracy of the underlying data. We compared the assumptions to current industry, market and economic trends, as well as to the Company's historical results. In addition, we assessed the accuracy of the Company’s projections by comparing them to actual operating results and evaluated the Company’s intent and ability to carry out a particular course of action by evaluating the Company’s past history of carrying out its stated intentions. We also performed a sensitivity analysis of the revenue growth assumption to evaluate the potential change in the fair value of the goodwill and manufacturer franchise rights resulting from changes in underlying assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Atlanta, Georgia
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Asbury Automotive Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Asbury Automotive Group, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
Management identified a material weakness in internal control over financial reporting in Jim Koons Automotive Companies business (“Koons”). The design of information technology general controls for an information technology (“IT”) application that is used across all significant processes within the Koons business was not effective, specifically pertaining to insufficient control activities at a third-party system administrator. As a result, automated and business process controls that are dependent on the completeness and accuracy of information derived from the affected IT system were also ineffective because they could have been adversely impacted.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated February 26, 2025, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2025

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.4	$45.7
Short-term investments	14.4	6.2
Contracts-in-transit, net	263.8	279.7
Accounts receivable, net	285.5	226.1
Inventories, net	1,978.8	1,768.3
Assets held for sale	174.4	342.2
Other current assets	351.7	388.9
Total current assets	3,137.9	3,057.1
INVESTMENTS	334.2	326.7
PROPERTY AND EQUIPMENT, net	2,550.7	2,315.7
OPERATING LEASE RIGHT-OF-USE ASSETS	220.1	241.8
GOODWILL	2,044.7	2,009.0
INTANGIBLE FRANCHISE RIGHTS	1,911.7	2,095.8
OTHER LONG-TERM ASSETS	137.8	113.3
Total assets	$10,337.0	$10,159.4
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$349.9	$195.1
Floor plan notes payable—non-trade, net	1,344.8	1,590.6
Current maturities of long-term debt	114.7	84.9
Current maturities of operating leases	28.1	26.2
Accounts payable and accrued liabilities	761.4	748.1
Deferred revenue—current	235.5	228.6
Liabilities associated with assets held for sale	1.9	2.1
Total current liabilities	2,836.3	2,875.7
LONG-TERM DEBT	3,023.9	3,121.2
LONG-TERM LEASE LIABILITY	200.0	222.1
DEFERRED REVENUE	530.5	508.1
DEFERRED INCOME TAXES	187.7	136.4
OTHER LONG-TERM LIABILITIES	56.4	51.7
COMMITMENTS AND CONTINGENCIES (Note 21)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 41,649,426 and 42,352,001 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,305.1	1,288.4
Retained earnings	3,218.9	2,961.5
Treasury stock, at cost; 22,065,478 and 22,018,537 shares, respectively	(1,079.2)	(1,067.3)
Accumulated other comprehensive income	56.8	61.1
Total shareholders' equity	3,502.1	3,244.1
Total liabilities and shareholders' equity	$10,337.0	$10,159.4

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
REVENUE:
New vehicle	$8,849.7	$7,630.7	$7,365.6
Used vehicle	5,218.2	4,414.3	5,197.1
Parts and service	2,354.7	2,081.5	2,074.2
Finance and insurance, net	766.0	676.2	797.0
TOTAL REVENUE	17,188.6	14,802.7	15,433.8
COST OF SALES:
New vehicle	8,209.3	6,927.8	6,521.6
Used vehicle	4,972.7	4,150.2	4,843.8
Parts and service	1,003.5	931.0	921.6
Finance and insurance	54.4	37.9	46.3
TOTAL COST OF SALES	14,240.0	12,046.9	12,333.3
GROSS PROFIT	2,948.6	2,755.8	3,100.6
OPERATING EXPENSES:
Selling, general and administrative	1,888.5	1,617.4	1,763.4
Depreciation and amortization	75.0	67.7	69.0
Asset impairments	149.5	117.2	—
Other operating income, net	—	—	(4.4)
INCOME FROM OPERATIONS	835.6	953.5	1,272.6
OTHER EXPENSES (INCOME):
Floor plan interest expense	89.9	9.6	8.4
Other interest expense, net	179.1	156.1	152.2
Gain on dealership divestitures, net	(8.6)	(13.5)	(207.1)
Total other expenses (income), net	260.3	152.2	(46.5)
INCOME BEFORE INCOME TAXES	575.3	801.3	1,319.1
Income tax expense	145.0	198.8	321.8
NET INCOME	$430.3	$602.5	$997.3
EARNINGS PER COMMON SHARE:
Basic—
Net Income	$21.58	$28.87	$44.78
Diluted—
Net Income	$21.50	$28.74	$44.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19.9	20.9	22.3
Restricted stock	—	—	0.1
Performance share units	0.1	0.1	—
Diluted	20.0	21.0	22.4

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$430.3	$602.5	$997.3
Other comprehensive (loss) income:
Change in fair value of cash flow swaps	(3.2)	(22.6)	103.3
Unrealized (losses) gains on available-for-sale debt securities	(2.5)	5.2	(4.0)
Income tax benefit (expense) associated with other comprehensive income items	1.4	4.0	(24.3)
Comprehensive income	$426.1	$589.1	$1,072.2

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2021	45,052,293	$0.4	$1,278.6	$1,881.3	21,914,251	$(1,044.1)	$(0.7)	$2,115.5
Comprehensive Income:
Net income	—	—	—	997.3	—	—	—	997.3
Change in fair value of cash flow swaps, net of reclassification adjustment and $25.1 million tax expense	—	—	—	—	—	—	78.1	78.1
Unrealized loss on changes in fair value of debt securities, net of $0.8 million tax benefit	—	—	—	—	—	—	(3.2)	(3.2)
Comprehensive income	—	—	—	997.3	—	—	74.9	1,072.2
Share-based compensation	—	—	20.6	—	—	—	—	20.6
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	122,342	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	1.4	—	1,635,030	(297.0)	—	(295.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	56,024	(9.2)	—	(9.2)
Retirement of common stock	(1,580,826)	—	(19.1)	(268.3)	(1,580,826)	287.4	—	—
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	602.5	—	—	—	602.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $5.1 million tax benefit	—	—	—	—	—	—	(17.5)	(17.5)
Unrealized gain on changes in fair value of debt securities, net of $1.1 million tax expense	—	—	—	—	—	—	4.1	4.1
Comprehensive income	—	—	—	602.5	—	—	(13.4)	589.1
Share-based compensation	—	—	23.5	—	—	—	—	23.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	128,563	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	—	—	1,316,167	(260.6)	—	(260.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	48,262	(11.4)	—	(11.4)
Retirement of common stock	(1,370,371)	—	(16.5)	(251.1)	(1,370,371)	267.7	—	—
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.1	$3,244.1
Comprehensive Income:
Net income	—	—	—	430.3	—	—	—	430.3
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 million tax benefit	—	—	—	—	—	—	(2.3)	(2.3)
Unrealized gain on changes in fair value of debt securities, net of $0.6 million tax benefit	—	—	—	—	—	—	(1.9)	(1.9)
Comprehensive income	—	—	—	430.3	—	—	(4.2)	426.1
Share-based compensation	—	—	26.7	—	—	—	—	26.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	127,722	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	—	—	830,297	(184.6)	—	(184.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	46,941	(10.2)	—	(10.2)
Retirement of common stock	(830,297)	—	(10.0)	(173.0)	(830,297)	183.0	—	—
Balances, December 31, 2024	41,649,426	$0.4	$1,305.1	$3,218.9	22,065,478	$(1,079.2)	$56.8	$3,502.1
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2024	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$430.3	$602.5	$997.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	75.0	67.7	69.0
Share-based compensation	26.7	23.5	20.6
Deferred income taxes	52.7	39.7	148.5
Asset impairments	149.5	117.2	—
Unrealized (gain) loss on investments	(0.6)	(2.1)	14.1
Loaner vehicle amortization	47.2	34.8	14.7
Gain on divestitures, net	(8.6)	(13.5)	(207.1)
Change in right-of-use asset	28.7	26.8	25.3
Other adjustments, net	7.3	(1.9)	4.6
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	15.9	(58.9)	(17.0)
Accounts receivable	(60.0)	(54.6)	47.6
Inventories	(230.2)	(575.7)	(274.5)
Other current assets	(15.3)	(133.4)	(72.3)
Floor plan notes payable—trade, net	154.8	144.1	13.8
Deferred revenue	29.3	22.8	42.9
Accounts payable and accrued liabilities	12.8	119.5	(69.8)
Operating lease liabilities	(27.2)	(26.7)	(25.4)
Other long-term assets and liabilities, net	(17.1)	(18.8)	(36.3)
Net cash provided by operating activities	671.2	313.0	696.0
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(162.6)	(142.3)	(94.6)
Capital expenditures—real estate	(145.6)	—	(13.3)
Purchases of previously leased real estate	(11.9)	—	—
Acquisitions	(4.7)	(1,500.0)	(5.0)
Proceeds from dealership divestitures	196.3	30.7	701.2
Purchases of debt securities—available-for-sale	(165.0)	(195.2)	(202.2)
Purchases of equity securities	—	—	(41.4)
Proceeds from the sale of debt securities—available-for-sale	149.8	60.3	69.7
Proceeds from the sale of equity securities	—	51.8	50.3
Proceeds from the sale of assets	6.5	16.3	—
Net cash (used in) provided by investing activities	(137.2)	(1,678.4)	464.7
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	9,445.7	8,385.8	7,406.5
Floor plan borrowings—acquisitions	—	256.1	—
Floor plan repayments—non-trade	(9,657.3)	(7,059.8)	(7,891.6)
Floor plan repayments—divestitures	(34.1)	—	(48.4)
Repayments of borrowings	(71.4)	(126.0)	(106.2)
Proceeds from revolving credit facility	1,213.5	329.0	330.0
Repayments of revolving credit facility	(1,213.5)	(329.0)	(499.0)
Proceeds from issuance of common stock	—	—	1.4
Payment of debt issuance costs	—	(1.2)	(0.4)

	For the Year Ended December 31,
	2024	2023	2022
Purchase of treasury stock	(183.0)	(267.7)	(287.4)
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(10.2)	(11.4)	(9.2)
Net cash (used in) provided by financing activities	(510.3)	1,175.8	(1,104.3)
Net increase (decrease) in cash and cash equivalents	23.7	(189.6)	56.4
CASH AND CASH EQUIVALENTS, beginning of period	45.7	235.3	178.9
CASH AND CASH EQUIVALENTS, end of period	$69.4	$45.7	$235.3

See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2024, 2023, and 2022)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is one of the largest automotive retailers in the United States. Our store operations are conducted by our subsidiaries.
As of December 31, 2024, we owned and operated 198 new vehicle franchises (152 vehicle dealership locations), representing 31 brands of automobiles, and 37 collision centers in 14 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by Total Care Auto, Powered by Landcar ("TCA") and independent third parties. The Company manages its operations in two reportable segments: Dealerships and TCA.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and reflect the consolidated accounts of Asbury Automotive Group, Inc. (the "Company") and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. If necessary, reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation. Amounts presented have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute due to rounding.
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
Restricted Cash and Securities
TCA places securities on statutory deposit with certain state agencies to retain the right to do business in those states. Securities held on deposit with various state regulatory authorities had a fair value of $3.6 million at December 31, 2024. These securities are reflected in investments in our consolidated balance sheets.
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
Investments
Investments consist of available-for-sale debt securities and other investments. These securities are classified as non-current investments as they are not intended to fund current operations or have stated call dates or maturity dates beyond the next 12 months. We sold all equity securities during the year ended December 31, 2023. The Company only holds debt securities as of December 31, 2024 and 2023.
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
Acquisitions
Acquisitions are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their fair value at the acquisition date. Results of acquired businesses, which are primarily dealerships, are included in our accompanying consolidated statements of income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Upon the completion of purchase accounting, the fair value of our manufacturer franchise rights are determined as of the acquisition date, by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital, future gross margins, and future selling, general and administrative expenses.
Goodwill and Franchise Rights
Goodwill represents the excess cost of an acquired business over the estimated fair market value of its identifiable net assets. We have determined that, based on how we integrate acquisitions into our business, how the components of our business share resources and interact with one another, and how we review the results of our operations, that we have several geographic region operating segments which consist of our dealerships. We have determined that the dealerships in each of our operating segments are components that are aggregated into three geographic region reporting units for the purpose of testing goodwill for impairment, as they (i) have similar economic characteristics, (ii) offer similar products and services (all of our dealerships offer new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our dealerships distribute products and services through dealership facilities that market to customers in similar ways), and (v) operate under similar regulatory environments. Our dealership operating segments are aggregated into our Dealerships reportable segment. Goodwill associated with TCA is tested for impairment at the operating segment level which is the same as the reporting unit for this business.
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
Our identifiable intangible assets, other than goodwill, are our rights under franchise agreements with manufacturers, which are recorded at an individual franchise level, and the value of business acquired ("VOBA") which is recorded at the TCA segment level. We recorded VOBA of $5.6 million in connection with the acquisition of TCA in 2021. VOBA reflects the estimated fair value of the expected future profits in unearned premium for in-force service contracts acquired in the LHM acquisition. VOBA is reflected in other long-term assets within the consolidated balance sheets and is amortized over 5 years, which represents the approximate term of the underlying contracts.
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
Deferred Revenue
We earn and recognize premium revenue related to the TCA segment over the period of the related service contract. Accordingly, we record deferred revenue and ratably recognize revenue over the service contract period.

Unpaid Losses and Loss Adjustment Expense Reserve
Losses and loss adjustment expense reserves represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred through December 31, 2024. The Company does not discount liabilities for unpaid losses or unpaid loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuation and statistical analysis. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income from operations.
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
Intersegment Eliminations
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
During the years ended December 31, 2024, 2023 and 2022, the Company repurchased 830,297, 1,316,167 and 1,635,030 shares and retired 830,297, 1,370,371 and 1,580,826 shares of our common stock under our share repurchase program, respectively. On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of December 31, 2024, the Company had $275.9 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without further notice.
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

Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense totaled $61.8 million, $47.5 million and $50.1 million for the years ended December 31, 2024, 2023 and 2022, which was net of earned advertising credits of $40.7 million, $36.5 million and $35.5 million, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of income.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as assets held for sale as of December 31, 2024 and 2023 in the accompanying consolidated balance sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to a concentration of credit risk, consist principally of cash deposits and investments. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts maintained with these financial institutions are in excess of FDIC insurance limits. In addition, we limit our exposure through the kind, quality and concentration of these investments. As of December 31, 2024, the Company had total investments of $348.6 million.
We have substantial debt service obligations. As of December 31, 2024, we had total debt of $3.16 billion, which excludes floor plan notes payable, debt issuance costs, and the debt premium on the 4.5% Senior Notes (the "4.5% Notes") and 4.75% Senior Notes (the "4.75% Notes") due 2028 and 2030, respectively. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the fourth amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2023 Senior Credit Facility"), the indentures governing our 4.5% Notes, 4.625% Notes, 4.75% Notes and 5.0% Notes (the "Indentures"), and our other debt instruments. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2024, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	30%
Ford Motor Company (Ford and Lincoln)	13%
American Honda Motor Co., Inc. (Honda and Acura)	10%
Stellantis N.V. (Chrysler, Dodge, Jeep, Ram and Fiat)	9%
Mercedes-Benz USA, LLC (Mercedes-Benz and Sprinter)	8%
General Motors Company (Chevrolet, Buick and GMC)	8%
Hyundai Motor North America (Hyundai and Genesis)	5%
No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2024.
Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Disaggregation – Income Statement Expenses, in November 2024, which requires additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and should be applied prospectively with the option of retrospective application. We are evaluating the impact of this new guidance on our consolidated financial statements.
In December 2023, the FASB issued final guidance in ASU 2023-09, Improvements to Income Tax Disclosures, which primarily expands the disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 and should be applied prospectively with the option of retrospective application. We do not expect the adoption of this accounting standard to have a significant impact on our consolidated financial statements, but it will require certain additional disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which enhances the disclosures primarily around segment expenses. In addition, the amendments expand the scope of quarterly financial reporting by requiring disclosure of both existing annual segment reporting disclosures and the expanded disclosures outlined in ASU 2023-07. The guidance should be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We adopted this new guidance for the year ended December 31, 2024. See Note 20, "Segment Information".
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the year ended December 31,
	2024	2023	2022
	(In millions)
Revenue:
New vehicle	$8,849.7	$7,630.7	$7,365.6
Used vehicle retail	4,605.9	4,017.5	4,828.8
Used vehicle wholesale	612.3	396.7	368.3
New and used vehicle	14,067.9	12,045.0	12,562.6
Sale of vehicle parts and accessories	516.2	496.3	510.2
Vehicle repair and maintenance services	1,838.5	1,585.3	1,564.1
Parts and services	2,354.7	2,081.5	2,074.2
Finance and insurance, net	766.0	676.2	797.0
Total revenue	$17,188.6	$14,802.7	$15,433.8
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets, December 31, 2022	$14.7	$14.7	$37.2	$66.6
Transferred to receivables from contract assets recognized at the beginning of the period	(14.7)	(14.7)	—	(29.4)
Amortization of costs incurred to obtain a contract with a customer	—	—	(12.2)	(12.2)
Costs incurred to obtain a contract with a customer	—	—	43.3	43.3
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	20.5	13.8	—	34.3
Contract Assets, December 31, 2023	$20.5	$13.8	$68.4	$102.7
Transferred to receivables from contract assets recognized at the beginning of the period	(20.5)	(13.8)	—	(34.3)
Amortization of costs incurred to obtain a contract with a customer	—	—	(19.5)	(19.5)
Costs incurred to obtain a contract with a customer	—	—	41.2	41.2
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	17.8	12.8	—	30.5
Contract Assets, December 31, 2024	$17.8	$12.8	$90.1	$120.7

Contract Assets (current), December 31, 2024	$17.8	$12.8	$24.2	$54.7
Contract Assets (long-term), December 31, 2024	$—	$—	$65.9	$65.9
Deferred Revenue
The consolidated balance sheet reflects $766.0 million and $736.7 million in deferred revenue as of December 31, 2024 and 2023, respectively. Approximately $239.3 million and $227.9 million of deferred revenue at December 31, 2023 and 2022, was recorded in finance and insurance, net revenue in the consolidated statements of income for the years ended December 31, 2024 and 2023, respectively.
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
Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on final estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$310.6
Other current assets	11.8
Assets held for sale	100.9
Total current assets	423.3
Property and equipment, net	417.6
Goodwill	272.4
Intangible franchise rights	401.0
Operating lease right-of-use assets	11.2
Total assets acquired	$1,525.5
Liabilities
Operating lease liabilities	$11.2
Other liabilities	9.7
Total liabilities assumed	20.9
Net assets acquired	$1,504.5
The acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Koons. Measurement period adjustments recorded during the year ended December 31, 2024 and their related effects on our consolidated statements of income were not material. Furthermore, we recorded a $26.7 million measurement period adjustment to reflect the fair value of franchise rights acquired, with a corresponding increase to goodwill, within our consolidated balance sheet during the year ended December 31, 2024.
Approximately $401.0 million of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $272.4 million was recognized and is attributable to the anticipated synergies that Asbury expects to derive from the Koons acquisition as well as the acquired assembled workforce of the Koons dealerships.
The Company recorded $4.1 million of acquisition related costs during the year ended December 31, 2023. These costs are included in selling, general and administrative in the consolidated statements of income. The Company did not incur acquisition related costs during the year ended December 31, 2024.
Goodwill and manufacturer franchise rights associated with our Dealerships segment acquisitions are deductible for federal and state income tax purposes ratably over a 15-year period.
The Company's consolidated statements of income for the year ended December 31, 2024 included revenue and net income attributable to the Jim Koons Dealerships of $2,805.5 million and $86.9 million, respectively.
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
Other Acquisitions and Divestitures
On February 14, 2025, the Company, through one of its subsidiaries, entered into a Transaction Agreement with various entities that comprise the Herb Chambers Dealerships. See Note 23 "Subsequent Event” for more information.
There were no other acquisitions during the years ended December 31, 2024, 2023 and 2022.
During the year ended December 31, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado, one Nissan franchise (one dealership location) in Atlanta, Georgia, one Chevrolet franchise (one dealership location) in Atlanta, Georgia and one Honda franchise (one dealership location) in Spokane, Washington. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
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
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Vehicle receivables	$85.0	$72.5
Manufacturer receivables	101.4	68.0
Other receivables	102.3	88.1
Total accounts receivable	288.6	228.6
Less—Allowance for credit losses	(3.2)	(2.6)
Accounts receivable, net	$285.5	$226.1
5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
New vehicles	$1,450.6	$1,252.5
Used vehicles	382.1	373.1
Parts and accessories	146.0	142.7
Total inventories, net (a)	$1,978.8	$1,768.3
____________________________
(a) Inventories, net as of December 31, 2024 and December 31, 2023, excluded $58.7 million and $84.5 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $9.7 million and $8.8 million, respectively as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, certain automobile manufacturer incentives reduced new vehicle inventory cost by $13.8 million and $8.3 million, respectively, and reduced new vehicle cost of sales for the years ended December 31, 2024, 2023 and 2022 by $113.4 million, $94.1 million and $91.5 million, respectively.

6. ASSETS HELD FOR SALE
Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, and real estate not currently used in our operations that we are actively marketing to sell.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2024	2023
	(In millions)
Assets:
Inventory	$58.7	$84.5
Loaners, net	1.5	4.5
Property and equipment, net	89.1	136.6
Operating lease right-of-use assets	1.9	2.1
Goodwill	—	26.1
Franchise rights	23.1	88.5
Total assets held for sale	174.4	342.2
Liabilities:
Current maturities of operating leases	0.2	0.2
Operating lease liabilities	1.7	1.9
Total liabilities associated with assets held for sale	1.9	2.1
Net assets held for sale	$172.4	$340.1
As of December 31, 2024, assets held for sale consisted of seven franchises (six dealership locations) in addition to one real estate property not currently used in our operations.
As of December 31, 2023, assets held for sale consisted of 11 franchises (11 dealership locations) in addition to one real estate property not currently used in our operations.
During the year ended December 31, 2024, the Company sold five franchises (five dealership locations) for a pre-tax gain totaling $8.6 million.
During the year ended December 31, 2023, the Company sold one franchise (one dealership location) for a pre-tax gain totaling $13.5 million.
7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Loaner vehicles	$235.7	$262.6
Contract assets (see Note 2)	54.7	53.8
Prepaid expenses	39.8	41.4
Prepaid taxes	9.7	18.4
Notes receivable	4.8	5.2
Deposits	3.4	4.5
Other	3.5	3.1
Other current assets	$351.7	$388.9

8. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale and other investments measured at net asset value are as follows:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$14.4	$—	$—	$14.4
U.S Treasury	2.6	—	—	2.6
Municipal	10.6	0.1	(0.1)	10.6
Corporate	152.0	0.8	(0.9)	151.9
Mortgage and other asset-backed securities	170.1	0.6	(1.7)	169.1
Total investments	$349.8	$1.6	$(2.7)	$348.6

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$6.3	$—	$(0.1)	$6.2
U.S Treasury	13.6	0.1	(0.1)	13.5
Municipal	30.1	0.2	(0.2)	30.1
Corporate	131.5	1.6	(0.9)	132.2
Mortgage and other asset-backed securities	150.1	1.6	(0.9)	150.9
Total investments	$331.6	$3.5	$(2.2)	$332.9
As of December 31, 2024 and 2023, the Company had $2.8 million and $2.5 million of accrued interest receivable, respectively, which is included in other current assets on the consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of December 31, 2024
	Amortized Costs	Fair Value
	(In millions)
Due in 1 year or less	$14.4	$14.4
Due in 1-5 years	108.5	108.6
Due in 6-10 years	54.7	54.5
Due after 10 years	2.0	2.0
Total by maturity	179.6	179.5
Mortgage and other asset-backed securities	170.1	169.1
Total investment securities	$349.8	$348.6
During the year ended December 31, 2024, we recorded $1.2 million gross gains and $0.6 million gross losses realized related to the sales of available-for-sale debt securities carried at fair value.

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
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position of 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2024.

	As of December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$0.3	$—	$3.9	$—	$4.1	$—
U.S Treasury	1.1	—	1.4	—	2.5	—
Municipal	3.4	(0.1)	1.6	—	4.9	(0.1)
Corporate	64.3	(0.5)	26.6	(0.4)	90.9	(0.9)
Mortgage and other asset-backed securities	78.5	(1.0)	26.4	(0.7)	104.9	(1.7)
Total debt securities	$147.5	$(1.6)	$59.8	$(1.2)	$207.3	$(2.7)

	As of December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$6.0	$(0.1)	$6.0	$(0.1)
U.S Treasury	3.4	(0.1)	5.0	(0.1)	8.5	(0.1)
Municipal	6.4	(0.1)	10.4	(0.1)	16.8	(0.2)
Corporate	11.4	(0.1)	48.0	(0.8)	59.4	(0.9)
Mortgage and other asset-backed securities	29.8	(0.4)	33.1	(0.5)	62.9	(0.9)
Total debt securities	$51.1	$(0.7)	$102.5	$(1.6)	$153.6	$(2.2)
The credit loss model applicable to the available-for-sale debt securities, requires the recognition of credit losses through an allowance account, which are recognized once securities become impaired. The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors as described in Note 1. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the years ended December 31, 2024, 2023, and 2022.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Land	$1,021.7	$868.3
Buildings and leasehold improvements	1,544.3	1,465.2
Machinery and equipment	188.4	171.9
Furniture and fixtures	105.5	97.8
Company vehicles	17.3	16.5
Construction in progress	142.6	92.0
Gross property and equipment	3,019.7	2,711.7
Less—Accumulated depreciation	(469.1)	(396.1)
Property and equipment, net (a)	$2,550.7	$2,315.7
______________________________
(a) Property and equipment, net as of December 31, 2024 and 2023, excluded $89.1 million and $136.6 million, respectively classified as assets held for sale. In addition, property and equipment, net as of December 31, 2024 and 2023 included finance leases of $8.4 million and $8.4 million, respectively.
Depreciation expense was $75.0 million, $67.7 million, and $69.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
In connection with the Koons acquisition, we recorded goodwill of $272.4 million and franchise rights of $401.0 million. Goodwill related to the Koons acquisition was allocated to the Dealerships segment.
The changes in goodwill and intangible franchise rights for the years ended December 31, 2024 and 2023 are as follows:

	Goodwill
	Dealerships	TCA	Total
	(In millions)
Balance as of December 31, 2022 (a)	$1,246.8	$536.6	$1,783.4
Reclassified from assets held for sale	0.9	—	0.9
Acquisitions	240.8	—	240.8
Divestitures	(0.9)	—	(0.9)
Impairments	(14.9)	—	(14.9)
Reclassified to assets held for sale	(0.3)	—	(0.3)
Balance as of December 31, 2023 (a)	$1,472.4	$536.6	$2,009.0
Reclassified from assets held for sale	29.6	—	29.6
Acquisitions	40.9	—	40.9
Divestitures	(30.1)	—	(30.1)
Impairments	(1.3)	—	(1.3)
Reclassified to assets held for sale	(3.5)	—	(3.5)
Balance as of December 31, 2024 (a)	$1,508.1	$536.6	$2,044.7
_____________________________
(a) Net of accumulated impairment losses of $537.7 million recorded prior to the year ended December 31, 2022.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2022	$1,800.1
Acquisitions - measurement-period adjustments	429.0
Impairments	(102.3)
Reclassified to assets held for sale	(31.0)
Balance as of December 31, 2023	$2,095.8
Reclassified from assets held for sale	71.9
Acquisitions - measurement-period adjustments	(26.7)
Divestitures	(74.6)
Impairments	(148.2)
Reclassified to assets held for sale	(6.5)
Balance as of December 31, 2024	$1,911.7
Our quantitative impairment tests for franchise rights include a comparison of the estimated fair value to the carrying value of each franchise right asset. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions related to the cash flows directly attributable to the franchise. These assumptions include year-over-year and terminal growth rates, weighted average cost of capital, future gross margins, and future selling, general and administrative expenses.
Based on the underperformance of certain stores, we performed quantitative impairment tests in the second quarter of 2024 and as of our annual impairment testing date, October 1, 2024. The results of the quantitative impairment testing identified that the carrying values of certain of our franchise rights intangible assets exceeded their fair value by $134.1 million and $14.1 million and the related impairment charges were recorded during the three months ended June 30, 2024 and December 31, 2024, respectively. In total, we recognized a $148.2 million pre-tax non-cash impairment charge related to our franchise rights intangible assets during the year ended December 31, 2024.
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
We also performed qualitative impairment assessments on the remaining franchise rights as of October 1, 2024 and 2023, respectively. The results of our qualitative impairment assessments on the remaining franchise rights indicated that the fair values of the franchise rights related to those dealerships more likely than not exceeded their carrying values.
Additionally, in connection with changes in reporting units in our Dealerships segment, we performed qualitative and quantitative impairment tests of goodwill for the affected reporting units as of October 1, 2024 and 2023, both before and after the change in reporting units. Lastly, we performed an interim quantitative impairment test of goodwill for two reporting units in the second quarter of 2024.
The quantitative impairment tests of goodwill included a comparison of the estimated fair value to the carrying value of the reporting unit. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions. These assumptions include year-over-year and terminal growth rates, weighted average cost of capital, future gross margins, and future selling, general and administrative expenses. The results of our quantitative goodwill impairment tests during the second quarter of 2024 and as of October 1, 2024 and 2023 related to certain reporting units indicated that the fair value of these reporting units exceeded their carrying values.
We performed qualitative impairment assessments on the remaining reporting units as of October 1, 2024 and 2023, respectively. The results of our qualitative impairment assessments of goodwill related to the remaining reporting units indicated that the fair values of the reporting units more likely than not exceeded their carrying values.
We also recorded a goodwill impairment charge of $1.3 million during the year ended December 31, 2024 related to one dealership that met the assets held for sale criteria in June 2024. The quantitative impairment test of the disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less cost to sell.

In December 2023, certain dealerships met the held for sale criteria and the assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities associated with assets held for sale in our consolidated balance sheets. As a result, we evaluated the disposal groups to ensure their recording at the lower of their carrying value or fair value less costs to sell. The quantitative impairment tests of each disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less costs to sell. The Company determined the estimated fair value of each disposal group based on the estimated sales proceeds less cost to sell. As a result of this analysis, we recorded asset impairment charges of $44.1 million in 2023. These asset impairment charges are reflected in asset impairments in our consolidated statements of income. Since the resulting impairment charges and the decision to dispose of these dealerships represented a triggering event for goodwill, we performed quantitative impairment tests of goodwill for the affected reporting units in December 2023. The results of our quantitative goodwill impairment tests for the affected reporting units indicated that the fair value of these reporting units exceeded their carrying values.
In total, we recognized asset impairments of $149.5 million and $117.2 million during the years ended December 31, 2024 and 2023, respectively. These asset impairment charges are reflected in asset impairments in our consolidated statements of income.
11. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as floor plan notes payable—trade on our consolidated balance sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Floor plan notes payable—trade	$350.9	$245.6
Floor plan notes payable offset account	(1.0)	(50.5)
Total floor plan notes payable—trade, net	$349.9	$195.1
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
12. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as floor plan notes payable—non-trade on our consolidated balance sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Floor plan notes payable—new non-trade	$1,359.8	$1,328.1
Floor plan notes payable—used non-trade	100.7	307.1
Floor plan notes payable offset account	(115.7)	(44.7)
Total floor plan notes payable—non-trade, net	$1,344.8	$1,590.6

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
The 2023 Senior Credit Facility provides for the following, in each case subject to limitations on availability as set forth therein:
•$500.0 million revolving credit facility (the "Revolving Credit Facility");
•$1.93 billion new vehicle revolving floorplan facility (the "New Vehicle Floorplan Facility"); and
•$375.0 million used vehicle revolving floorplan facility (the "Used Vehicle Floorplan Facility").
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers ("OEMs"). Loaner vehicles notes payable related to Bank of America was $56.7 million as of December 31, 2024 and $127.2 million as of December 31, 2023. Loaner vehicles notes payable related to OEMs as of December 31, 2024 and 2023 were $161.5 million and $111.9 million, respectively.
13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Loaner vehicles notes payable	$218.1	$239.1
Accounts payable	169.1	155.6
Taxes payable	82.1	74.9
Accrued compensation and benefits	80.5	62.7
Accrued interest	45.5	46.6
Accrued insurance	30.4	28.4
Customer deposits	25.2	30.2
Accrued finance and insurance chargebacks	23.2	24.7
Accrued licenses and regulatory fees	21.0	16.7
Unearned premium	14.0	14.1
Customer we owe liabilities	7.5	7.3
Accrued advertising	6.1	6.9
Acquisition related liabilities	0.2	6.4
Other	38.4	34.4
Accounts payable and accrued liabilities	$761.4	$748.1

14. DEBT
Long-term debt consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	29.6	31.9
2021 Real Estate Facility	579.9	614.4
2021 BofA Real Estate Facility	158.6	165.9
2018 Bank of America Facility	37.9	50.3
2018 Wells Fargo Master Loan Facility	62.2	72.0
2015 Wells Fargo Master Loan Facility	32.0	37.2
Finance lease liability	8.4	8.4
Total debt outstanding	3,158.5	3,230.1
Add—unamortized premium on 4.50% Senior Notes due 2028	0.5	0.6
Add—unamortized premium on 4.75% Senior Notes due 2030	1.1	1.3
Less—debt issuance costs	(21.5)	(25.9)
Long-term debt, including current portion	3,138.6	3,206.2
Less—current portion, net of debt issuance costs	(114.7)	(84.9)
Long-term debt	$3,023.9	$3,121.2

The aggregate maturities of long-term debt as of December 31, 2024 are as follows (in millions):

2025	$119.1
2026	555.5
2027	15.1
2028	467.4
2029	810.4
Thereafter	1,191.1
Total maturities of long-term debt	$3,158.5
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

Mortgage Financings
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). During the year ended December 31, 2024, we modified the captive mortgages to extend the payment term and maturity of the captive mortgages to August 2034. In addition, the interest rate was amended to 5.8% over the revised term. As of December 31, 2024, and 2023, we had total mortgage notes payable outstanding of $29.6 million and $31.9 million, respectively, that are collateralized by the associated real estate, which excludes amounts classified as liabilities associated with assets held for sale.
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
As of December 31, 2024 and 2023, we had $579.9 million and $614.4 million, respectively, in term loans outstanding under the 2021 Real Estate Facility.
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

As of December 31, 2024 and 2023, we had $158.6 million and $165.9 million, respectively, in term loans outstanding under the 2021 BofA Real Estate Facility.
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
As of December 31, 2024 and 2023, we had $37.9 million and $50.3 million, respectively, in term loans outstanding under the 2018 BofA Real Estate Facility, which excludes amounts classified as liabilities associated with assets held for sale.
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
As of December 31, 2024 and 2023, we had $62.2 million and $72.0 million, respectively, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility.
2015 Wells Fargo Master Loan Facility
On June 1, 2022, certain of our subsidiaries entered into the second amendment to the master loan agreement that revised interest payable from a LIBOR reference rate to SOFR plus 0.10%, plus 1.85% per annum.
On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (as amended, restated or supplemented from time to time, the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides form term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). Our right to make draws under the 2015 Wells Fargo Master Loan Facility terminated on February 1, 2016. We are required to make quarterly principal payments with respect to the initial amount of each loan in 108 equal monthly principal payments based on a hypothetical nineteen-year amortization schedule, with a balloon repayment of the outstanding principal amount of loans due on February 1, 2025. On February 21, 2025, the agreement was modified and the maturity date was extended to June 1, 2025. Borrowings under the 2015 Wells Fargo Master Loan Facility can be voluntarily prepaid in whole or in part any time without premium or penalty. Borrowings under the 2015 Wells Fargo Master Loan Facility are guaranteed by us pursuant to an unconditional guaranty, and all of the real property financed by any of our operating dealership subsidiaries under the 2015 Wells Fargo Master Loan Facility is collateralized by first priority liens, subject to certain permitted exceptions.
As of December 31, 2024 and 2023, we had $32.0 million and $37.2 million, respectively, outstanding under the 2015 Wells Fargo Master Loan Facility.
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
Summary of Mortgages
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and year of maturity as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$29.6	$84.9	2034	$31.9	$86.3	2024
2021 Real Estate Facility	579.9	845.9	2026	614.4	852.4	2026
2021 BofA Real Estate Facility	158.6	195.0	2031	165.9	198.4	2031
2018 BofA Real Estate Facility	37.9	59.4	2025	50.3	72.7	2025
2018 Wells Fargo Master Loan Facility	62.2	94.4	2028	72.0	103.6	2028
2015 Wells Fargo Master Loan Facility	32.0	93.4	2025	37.2	83.1	2025
Total mortgage debt	$900.2	$1,362.8		$971.7	$1,396.5

Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2023 Senior Credit Facility includes a $500.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations and is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2024, we had $14.0 million in outstanding letters of credit, nothing drawn on our Revolving Credit Facility and $486.0 million of borrowing availability. As of December 31, 2023, we had $14.0 million in outstanding letters of credit, nothing drawn on our Revolving Credit Facility and $332.1 million of borrowing availability, with an additional $389.0 million available to convert from our new vehicle floorplan facility. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
Stock Repurchase and Dividend Restrictions
The 2023 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage Ratio (as defined in the 2023 Senior Credit Facility and the Indentures) is not greater than 3.0 to

1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. Subject to our continued compliance with a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to a base level plus the cumulative amount of (i) 50% of our net income (as defined in the 2023 Senior Credit Facility) plus (ii) 100% of any cash proceeds we receive from the sale of equity interests minus (iii) the dollar amount of share purchases made and dividends paid during the defined measurement periods, subject to certain exceptions. In the event that our Consolidated Total Leverage Ratio does (or would) exceed 3.0 to 1.0, the 2023 Senior Credit Facility and the Indentures would then also allow for restricted payments under mutually exclusive parameters, subject to certain exclusions. The Company may otherwise make restricted payments only up to the aforementioned cumulative capacity. Our restricted payment capacity balance as of December 31, 2024 and 2023 was $1.22 billion and $1.18 billion, respectively.
Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2024. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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

A summary of the carrying values and fair values of our Notes and our mortgage notes payable is as follows:

	As of December 31,
	2024	2023
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$403.4	$402.8
4.625% Senior Notes due 2029	791.9	790.4
4.75% Senior Notes due 2030	442.8	442.2
5.00% Senior Notes due 2032	593.0	592.3
Mortgage notes payable	29.6	31.9
Total carrying value	$2,260.6	$2,259.7

Fair Value:
4.50% Senior Notes due 2028	$385.8	$384.8
4.625% Senior Notes due 2029	742.0	744.0
4.75% Senior Notes due 2030	412.7	410.3
5.00% Senior Notes due 2032	546.0	546.0
Mortgage notes payable	29.3	31.9
Total fair value	$2,115.8	$2,117.0

Interest Rate Swap Agreements
We currently have six interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. All interest rate swap agreements with an inception date of 2021 and prior were amended on June 1, 2022 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform. The following table provides information on the attributes of each swap as of December 31, 2024:

Inception Date	Notional Principal at Inception	Notional Value as of December 31, 2024	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$258.8	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$158.6	$110.6	May 2031
July 2020	$93.5	$71.0	$50.6	December 2028
July 2020	$85.5	$62.7	$57.3	November 2025
June 2015	$100.0	$53.5	$53.1	February 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value of our swaps for the years ended December 31, 2024 and 2023, reflect a net asset of $76.6 million and $79.8 million, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the consolidated balance sheets:

	As of December 31,
	2024	2023
	(In millions)
Other current assets	$20.3	$27.5
Other long-term assets	56.3	52.3
Total fair value	$76.6	$79.8
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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2024	$31.0	Other interest expense, net	$(34.2)
2023	$12.1	Other interest expense, net	$(34.7)
2022	$100.8	Other interest expense, net	$(2.4)

 On the basis of yield curve conditions as of December 31, 2024 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $20.3 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$12.7	$—	$—	$12.7
Short-term investments	3.5	10.9	—	14.4
U.S Treasury	2.6	—	—	2.6
Municipal	—	10.6	—	10.6
Corporate	—	151.9	—	151.9
Mortgage and other asset backed securities	—	169.1	—	169.1
Total	$6.1	$342.5	$—	$348.6

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$4.8	$—	$—	$4.8
Short-term investments	2.0	4.2	—	6.2
U.S. Treasury	13.5	—	—	13.5
Municipal	—	30.1	—	30.1
Corporate	—	132.2	—	132.2
Mortgage and other asset-backed securities	—	150.9	—	150.9
Total	$15.5	$317.4	$—	$332.9

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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Income (Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Loss to Earnings	Results Reclassified from Accumulated Other Comprehensive Income (Loss) to Earnings
2024	$(1.9)	Revenue-Finance and Insurance, net	$0.6
2023	$4.1	Revenue-Finance and Insurance, net	$(1.1)
2022	$(6.0)	Revenue-Finance and Insurance, net	$(1.9)
16. INCOME TAXES
The components of income tax expense are as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In millions)
Current:
Federal	$75.5	$128.9	$142.0
State	16.8	30.1	30.8
Total current income tax expense	92.3	159.0	172.8
Deferred:
Federal	43.2	33.8	130.7
State	9.5	6.0	18.3
Total deferred income tax expense	52.7	39.8	149.0
Total income tax expense	$145.0	$198.8	$321.8

A reconciliation of the statutory federal rate to the effective tax rate is as follows (dollar amounts shown in millions):

	For the Year Ended December 31,
	2024	%	2023	%	2022	%
Income tax provision at the statutory rate	$120.8	21.0	$168.3	21.0	$277.0	21.0
State income tax expense, net of federal benefit	22.8	4.0	29.8	3.7	42.7	3.2
Non-deductible items	2.5	0.4	1.7	0.2	1.6	0.1
Other, net	(1.1)	(0.2)	(1.0)	(0.1)	0.5	0.1
Income tax expense	$145.0	25.2	$198.8	24.8	$321.8	24.4

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Deferred income tax assets:
Deferred revenue	$41.5	$38.0
F&I chargeback liabilities	11.7	12.1
Other accrued liabilities	4.2	2.9
Stock-based compensation	4.0	3.7
Operating lease right-of-use assets	56.2	61.5
Other, net	11.6	12.9
Total deferred income tax assets	$129.2	$131.2
Deferred income tax liabilities:
Intangible asset amortization	$135.3	$110.8
Depreciation	80.0	56.9
Operating lease liabilities	54.2	59.9
Investments, net	18.6	20.0
Deferred sales commissions	27.2	18.3
Other, net	1.6	1.6
Total deferred income tax liabilities	$316.9	$267.6
Net deferred income tax liabilities	$(187.7)	$(136.4)
There were no valuation allowances recorded against the deferred tax assets as of December 31, 2024 or 2023.
As of December 31, 2024, we had an income tax receivable of $3.4 million, included in Other current assets and an income tax payable of $5.7 million included in accounts payable and other accrued liabilities.
As of December 31, 2023, we had income tax receivable of $11.5 million, included in Other current assets.
The statutes of limitation related to our consolidated Federal income tax returns are closed for all tax years up to and including 2020. The expiration of the statutes of limitation related to the various state income tax returns that we and our subsidiaries file varies by state. The 2019 through 2023 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
17. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2024	2023
	(In millions)
Unearned premiums	$18.0	$21.8
Accrued finance and insurance chargebacks	24.3	24.3
Unclaimed property	13.8	5.3
Other	0.3	0.4
Other long-term liabilities	$56.4	$51.7
18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2024, 2023, and 2022, we made interest payments, including amounts capitalized, totaling $269.6 million, $149.3 million, and $147.2 million, respectively. Included in these interest payments are $99.4 million, $4.0 million, and $8.4 million, of floor plan interest payments for the years ended December 31, 2024, 2023, and 2022, respectively.
During the years ended December 31, 2024, 2023, and 2022 we made income tax payments, net of refunds received, totaling $78.7 million, $191.9 million, and $198.4 million, respectively.

During the years ended December 31, 2024, 2023, and 2022, we transferred $489.7 million, $431.2 million, and $281.4 million, respectively, of loaner vehicles from other current assets to inventory in our consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying consolidated statement of cash flows.
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

Balance Sheet Presentation

		As of December 31,
Leases	Classification	2024	2023
		(In millions)
Assets:
Current
Operating	Assets held for sale	$1.9	$2.1
Non-Current
Operating	Operating lease right-of-use assets	220.1	241.8
Finance	Property and equipment, net	8.4	8.4
Total right-of-use assets		$230.4	$252.3
Liabilities:
Current
Operating	Current maturities of operating leases	$28.1	$26.2
Operating	Liabilities held for sale	0.2	0.2
Finance	Current maturities of long-term debt	—	—
Non-Current
Operating	Operating lease liabilities	200.0	222.1
Operating	Liabilities held for sale	1.7	1.9
Finance	Long-term debt	8.4	8.4
Total lease liabilities		$238.4	$258.8

Lease Term and Discount Rate

	As of December 31,
	2024	2023
Weighted Average Lease Term - Operating Leases	12.8 years	13.2 years
Weighted Average Lease Term - Finance Lease	35.7 years	36.7 years
Weighted Average Discount Rate - Operating Leases	5.0%	4.9%
Weighted Average Discount Rate - Finance Lease	4.4%	4.4%

Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
	(In millions)
Finance lease cost (Interest)	$0.4	$0.4
Operating lease cost	40.0	36.2
Short-term lease cost	4.6	3.6
Variable lease cost	1.1	1.0
	$46.1	$41.3
Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
	2024	2023
	(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.4	$0.4
Operating cash flows from operating leases	$38.4	$36.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.0	$35.0
During the years ended December 31, 2024 and 2023, we obtained $12.0 million and $35.0 million, respectively, of right-of-use assets in exchange for new operating lease liabilities. The activity during the year ended December 31, 2023 was primarily as a result of a business combination.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of December 31, 2024, including leases related to liabilities associated with assets held for sale.

	Finance	Operating
	(In millions)
2025	$0.4	$38.9
2026	0.4	30.3
2027	0.4	25.0
2028	0.4	22.8
2029	0.4	21.7
Thereafter	15.2	175.3
Total minimum lease payments	$17.3	$314.0
Less: Amount of lease payments representing interest	(9.0)	(83.9)
Present value of future minimum lease payments	$8.4	$230.1
Less: current obligations under leases (a)	—	(28.3)
Long-term lease obligation (b)	$8.4	$201.8
__________________________
(a) Includes $0.2 million of operating lease liabilities classified as liabilities associated with assets held for sale.
(b) Includes $1.7 million of operating lease liabilities classified as liabilities associated with assets held for sale.
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

20. SEGMENT INFORMATION
As of December 31, 2024, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic region-based groups within the Dealerships segment. The operations of our F&I product provider is reflected within our TCA segment. Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic region level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one operating segment disclosed as the Dealerships reportable segment since their operations (i) have similar economic characteristics (our regions all have similar long-term average gross margins), (ii) offer similar products and services (all of our regions offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our regions distribute products and services through dealership facilities that region to customers in similar ways), and (v) operate under similar regulatory environments.
TCA's vehicle protection products are sold through affiliated dealerships and the revenue from the related commissions is included in finance and insurance, net revenue in the Dealerships segment before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. The gross profit earned by our parts and service departments for work performed for TCA customers is reflected as a reduction of parts and service cost of sales in the accompanying consolidated statements of income. The costs incurred by TCA for work performed by our parts and service departments are included in finance and insurance cost of sales in the accompanying consolidated statements of income.
The CODM evaluates the performance of each reportable segment primarily through segment operating income. Segment operating income is derived from GAAP operating income, adjusted to exclude the effects of asset impairments and to include floor plan interest expense. Asset impairments are excluded as they are non-recurring in nature and typically do not arise from the ordinary course of operations. By removing these charges, segment operating income better represents the underlying operational performance of the segments. Floor plan interest expense is included in segment operating income because floor plan financing is a required component of the business model dictated by manufacturers. As such, it is an inherent and unavoidable cost of operations. Including floor plan interest expense ensures that the measurement of segment profitability reflects the operational realities and obligations associated with inventory financing, providing a clearer representation of the Dealerships segment’s performance. This approach ensures a consistent and meaningful evaluation of each segment's operational performance by normalizing results for items that may not directly reflect ongoing segment profitability. By utilizing segment operating income in this manner, the CODM can make informed decisions regarding resource allocation, evaluate the relative performance of individual segments, and monitor the effectiveness of strategic initiatives.
All floor plan interest expense and asset impairments are exclusively within the dealerships segment for the periods presented. Therefore, there are no reconciling items between segment operating income and income from operations for the TCA segment.
Goodwill acquired in the Koons acquisition, which closed in December 2023, of $272.4 million was allocated to the Dealerships segment.
The majority of TCA’s revenue arises from sales through our affiliated dealerships. Intercompany profits and losses are eliminated in consolidation.
The significant expense categories and amounts are consistent with the segment-level information that is regularly provided to the CODM. Certain intersegment expenses are included within the amounts shown. Rent and related expenses include rent expense, utilities, property and casualty insurance, real estate tax and personal property tax. Other segment items for the TCA segment relate to selling, general and administrative expenses.
Reportable segment financial information for the years ended December 31, 2024, 2023 and 2022 is as follows:

	As of and for the year ended December 31, 2024
	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$16,885.0	$303.6	$17,188.6
Intersegment revenue	222.5	—	222.5
	$17,107.5	$303.6	$17,411.1
Reconciliation of revenue
Elimination of intersegment revenue			(222.5)
Total consolidated revenue			$17,188.6

Less:
Cost of sales
New vehicle	8,209.3	—
Used vehicle	4,972.7	—
Parts and service	1,043.0	—
Finance and insurance	—	223.4
Selling, general and administrative expenses
Personnel costs	1,256.2	—
Rent and related expenses	142.3	—
Advertising	61.8	—
Other selling, general and administrative expense	441.0	—
Other segment items	—	7.0
Depreciation and amortization	74.6	0.4
Floor plan interest expense	89.9	—
Segment operating income	$816.7	$72.8	$889.5

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(222.5)
Total intersegment cost of sales eliminations			208.5
Deferral of SG&A expense (related to capitalized contracts offset by amortization)			19.7
Total intersegment eliminations			5.8
Asset impairments			(149.5)
Other interest expense, net			(179.1)
Gain on dealership divestitures, net			8.6
Income before income taxes			$575.3

	As of and for the year ended December 31, 2024
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total
	(In millions)
Capital expenditures	$308.2	$—	$308.2	$—	$308.2
Other interest expense	$179.1	$—	$179.1	$—	$179.1
Amortization of deferred acquisition costs	$—	$170.2	$170.2	$(170.2)	$—
Total assets	$9,227.6	$1,049.4	$10,277.0	$60.1	$10,337.0

	As of and for the year ended December 31, 2023
	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$14,517.5	$285.2	$14,802.7
Intersegment revenue	181.5	—	181.5
	$14,699.0	$285.2	$14,984.2
Reconciliation of revenue
Elimination of intersegment revenue			(181.5)
Total consolidated revenue			$14,802.7

Less:
Cost of sales
New vehicle	6,927.8	—
Used vehicle	4,150.2	—
Parts and service	949.9	—
Finance and insurance	—	208.1
Selling, general and administrative expenses
Personnel costs	1,106.5	—
Rent and related expenses	118.7	—
Advertising	47.3	—
Other selling, general and administrative expense	366.0	—
Other segment items	—	7.4
Depreciation and amortization	67.1	0.7
Floor plan interest expense	9.6	—
Segment operating income	$955.9	$69.0	$1,025.0

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(181.5)
Total intersegment cost of sales eliminations			189.1
Deferral of SG&A expense (related to capitalized contracts offset by amortization)			28.5
Total intersegment eliminations			36.1
Asset impairments			(117.2)
Other interest expense, net			(156.1)
Gain on dealership divestitures, net			13.5
Income before income taxes			$801.3

	As of and for the year ended December 31, 2023
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total
	(In millions)
Capital expenditures	$142.3	$—	$142.3	$—	$142.3
Other interest expense	$156.1	$—	$156.1	$—	$156.1
Amortization of deferred acquisition costs	$—	$161.9	$161.9	$(155.9)	$6.0
Total assets	$9,199.4	$913.9	$10,113.3	$46.1	$10,159.4

	As of and for the year ended December 31, 2022
	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$15,188.1	$245.8	$15,433.8
Intersegment revenue	153.0	—	153.0
	$15,341.1	$245.8	$15,586.9
Reconciliation of revenue
Elimination of intersegment revenue			(153.0)
Total consolidated revenue			$15,433.8

Less:
Cost of sales
New vehicle	6,521.6	—
Used vehicle	4,843.8	—
Parts and service	939.7	—
Finance and insurance	—	191.9
Personnel costs	1,273.6	—
Rent and related expenses	121.4	—
Advertising	50.0	—
Other selling, general and administrative expense	341.3	—
Other segment items	—	7.0
Depreciation and amortization	68.2	0.8
Floor plan interest expense	8.4	—
Segment operating income	$1,173.1	$46.0	$1,219.0

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(153.0)
Total intersegment cost of sales eliminations			163.8
Deferral of SG&A expense (related to capitalized contracts offset by amortization)			30.0
Total intersegment eliminations			40.8
Other operating income			4.4
Other interest expense, net			(152.2)
Gain on dealership divestitures, net			207.1
Income before income taxes			$1,319.1

	As of and for the year ended December 31, 2022
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total
	(In millions)
Capital expenditures	$107.9	$—	$107.9	$—	$107.9
Other interest expense	$152.2	$—	$152.2	$—	$152.2
Amortization of deferred acquisition costs	$—	$165.7	$165.7	$(147.5)	$18.2
Total assets	$7,170.8	$869.2	$8,040.0	$(18.6)	$8,021.4

21. COMMITMENTS AND CONTINGENCIES
On August 3, 2022, we received a Civil Investigative Demand ("CID") from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act ("FTC Act") and certain provisions of the Equal Credit Opportunity Act ("ECOA") in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. On August 16, 2024, after discussions with the FTC stalled, the FTC initiated an administrative proceeding by filing an enforcement action against the Company. On October 4, 2024, the Company filed suit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. While the Company disputes the FTC’s allegations that it violated the FTC Act and the ECOA, we are unable to reasonably predict the possible outcome of this matter at this time, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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
We had $14.0 million of letters of credit outstanding as of December 31, 2024, which are required by certain of our insurance providers. In addition, as of December 31, 2024, we maintained a $21.3 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
Our other material commitments include (i) floor plan notes payable, (ii) operating leases, (iii) long-term debt and (iv) interest on long-term debt, as described elsewhere herein.
22. SHARE-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
On March 13, 2012, our Board of Directors, upon the recommendation of our Compensation and Human Resources Committee, approved the 2012 Equity Incentive Plan (the "2012 Plan"). On April 18, 2012, our shareholders approved the 2012 Plan, which replaced our previous equity incentive plan. The 2012 Plan expired on March 13, 2022 and provided for the grant of options, performance share units, restricted share units and shares of restricted stock to our directors, officers and employees in the total amount of 1.5 million shares.
On April 17, 2019, the stockholders of the Company approved the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan (the "2019 Plan") and authorized a total of 1,590,000 shares of common stock for issuance under the 2019 Plan ("Plan Shares"). The Plan Shares include 641,363 shares of common stock which remained unissued under the 2012 Plan. No further grants of awards will be made under the 2012 Plan; however outstanding awards under the 2012 Plan will continue in effect in accordance with their terms and conditions. There were approximately 1.3 million shares available for grant in accordance with the 2019 Plan as of December 31, 2024.
We issue shares of our common stock upon the vesting of performance share units or restricted share units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of equity-based awards, we repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We recognized $26.7 million ($6.7 million tax benefit), $23.5 million ($5.8 million tax benefit) and $20.6 million ($5.0 million tax benefit) in share-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $16.4 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the 2012 Plan and 2019 Plan, and the weighted average period over which it is expected to be recognized is 1.5 years. Further, we expect to recognize $2.6 million of this expense in 2025, $9.1 million in 2026, $4.6 million in 2027.
Performance Share Units
During the year ended December 31, 2024, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 86,662 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified year period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved and is recognized on a graded basis over the three-year vesting period.
The following table summarizes information about performance share units for 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	100,063	$207.28
Granted	86,662	216.89
Vested	(43,009)	183.58
Forfeited or unearned	(25,179)	228.63
Non-vested at December 31, 2024	118,537	$214.87

The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Year Ended December 31,
	2024	2023	2022
Weighted average grant-date fair value of performance share units granted	$216.89	$232.24	$185.05
Total fair value of performance share units vested (in millions)	$7.9	$7.0	$5.7
Restricted Share Units
During the year ended December 31, 2024, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 99,233 shares of restricted share units. Restricted share units generally vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted share units is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.
The following table summarizes information about restricted share units for 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	108,794	$204.35
Granted	99,233	216.09
Vested	(84,713)	199.54
Forfeited	(10,425)	219.84
Non-vested at December 31, 2024	112,889	$216.84
The weighted average grant-date fair value of restricted share units and total fair value of restricted share units vested are summarized in the following table:

	For the Year Ended December 31,
	2024	2023	2022
Weighted average grant-date fair value of restricted share units granted	$216.09	$231.70	$184.67
Total fair value of restricted share units vested (in millions)	$16.9	$13.1	$8.5

Restricted Stock Awards
Restricted stock awards vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted stock awards is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period. The Company's most recent grant of restricted stock awards occurred in 2019 and has since been replaced with restricted share units. As of December 31, 2024 all restricted stock awards have vested.
The following table summarizes information about restricted stock awards for 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	2,169	$69.18
Vested	(2,169)	69.18
Non-vested at December 31, 2024	—	$—
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Year Ended December 31,
	2024	2023	2022
Weighted average grant-date fair value of restricted stock granted	$—	$—	$—
Total fair value of restricted stock awards vested (in millions)	$0.2	$0.2	$2.3

Employee Retirement Plan
The Company sponsors the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible compensation. IRS rules limited total participant contributions during 2024 to $23,000, or $30,500 if age 50 or more. After one year of employment, we match 50% of employees' contributions up to 6% of their eligible compensation. Employer contributions vest on a graded basis over 4 years after the date of hire. The Company's expense related to employer matching contributions totaled $18.4 million, $16.0 million and, $18.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
23. SUBSEQUENT EVENT
On February 14, 2025, the Company, through one of its subsidiaries, entered into a Purchase and Sale Agreement (the "Transaction Agreement") with various entities that comprise the Herb Chambers automotive group (the "Herb Chambers Dealerships").
Pursuant to the Transaction Agreement, the Company is expected to acquire substantially all of the assets, including all real property and businesses of the Herb Chambers Dealerships (collectively, the "Businesses") for an aggregate purchase price of approximately $1.34 billion, which includes $750 million for goodwill and approximately $590 million for the real estate and leasehold improvements. In addition, the Company will acquire new vehicles, used vehicles, service loaner vehicles, fixed assets, parts and supplies for a purchase price to be determined at the closing (the "Closing") of the transactions set forth in the Transaction Agreement and will reimburse the Herb Chambers Dealerships for certain dealership construction and development costs incurred prior to the Closing. The Businesses includes 33 dealerships, 52 franchises and three collision centers. Herb Chambers will retain ownership of the Mercedes-Benz of Boston dealership in Somerville, Massachusetts (the "MB Boston Dealership"). The Transaction Agreement includes certain restrictions and obligations regarding the sale of the MB Boston Dealership, including a put right obligating the Company to purchase the MB Boston Dealership during the five-year period following the Closing, absent certain circumstances. The Company's acquisition of the Businesses is anticipated to close in the second quarter of 2025 and is subject to various customary closing conditions, including approval from the applicable automotive manufacturers.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, solely as a result of the material weakness described below.

Notwithstanding the above, there were no identified material misstatements in our current year financial statements, no restatements of prior period financial statements and no changes in previously released financial results required as a result of these control deficiencies. In addition, notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, and solely due to the material weakness described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued a report expressing an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. Their reports are contained herein.
Material Weakness

The Jim Koons Dealerships ("Koons") were acquired on December 11, 2023 and represent approximately 16% of the Company’s total revenues for the year ended December 31, 2024. Koons was not included in the Company's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, as the Securities and Exchange Commission ("SEC") rules provide companies one year to assess controls at an acquired entity. Additionally, prior to being acquired by the Company, Koons was not required to file reports with the SEC. Accordingly, during the year ended December 31, 2024, we performed our first comprehensive assessment of the design and effectiveness of internal controls at Koons.
As a result of control deficiencies in information technology general controls ("ITGCs") identified at Koons that constitute a material weakness, we determined that the Company’s internal control over financial reporting was not effective as of December 31, 2024. Specifically, the material weakness is due to insufficient control activities at a third-party software vendor for the Dealer Management System ("DMS") utilized by Koons. The third-party software vendor who supports the DMS on behalf of Koons does not have a Service Organization Control ("SOC") report that covers the DMS currently being utilized. The ineffective ITGCs limited the level of assurance over the completeness and accuracy of information derived from the affected IT application used in automated and manual business process controls at Koons.
Remediation Efforts

In order to remediate the material weakness, management has developed a plan to transition Koons to another DMS in 2025. We expect that the material weakness will be remediated in 2025, once Koons has transitioned to another DMS and the ITGCs have operated for a sufficient period for management to conclude, through testing, that the controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Reference is made to the information to be set forth in the "Proposal No. 1 - Election of Directors," under the subheadings "Committees of the Board," "Code of Business Conduct and Ethics and Corporate Governance Guidelines" and other subsections under the principal heading of "Governance of the Company," under the subheadings "Insider Trading Policy" and "Delinquent Section 16(a) Reports" under the principal heading of "Securities Owned by Management & Certain Beneficial Owners," under the subheading "2024 Director Compensation Table" under the principal heading of "Director Compensation," and in the "Executive Officers" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation & Human Resources Committee Report," "Compensation Committee Interlocks & Insider Participation," "Executive Compensation," "2024 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Reference is made to the information to be set forth in the "Securities Owned by Management & Certain Beneficial Owners" and "Securities Authorized for Issuance under Equity Compensation Plans" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Reference is made to the information to be set forth under the "Related Person Transactions" and other subsections under the principal heading of "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Reference is made to the information to be set forth under the subheading "Independent Registered Accounting Firm Fees" under the principal heading of "Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm" section of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as a part of this annual report on Form 10-K:

(1)Financial Statements: See index to Consolidated Financial Statements.
(2)Financial Statement Schedules: None required.
(3)Exhibits required to be filed by Item 601 of Regulation S-K:

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description of Documents
2.1	Purchase Agreement, dated September 28, 2021, by and among Asbury Automotive Group, L.L.C., through one of its subsidiaries, and certain identified members of the Larry H. Miller Dealership family of entities (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
2.2	Real Estate Purchase and Sale Agreement, dated September 28, 2021, by and between Asbury Automotive Group, L.L.C., through one of its subsidiaries, Miller Family Real Estate L.L.C. and Larry H. Miller Corporation - Boise (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
2.3	Purchase Agreement, dated September 28, 2021, by and between Asbury Automotive Group, L.L.C., through one of its subsidiaries, and certain identified equity owners of the Total Care Auto, Powered by Landcar insurance business affiliated with the Larry H. Miller Dealership family of entities (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
2.4	Purchase and Sale Agreement, dated September 7, 2023 by and among Asbury Automotive Group, L.L.C. and the Sellers (as defined therein) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2023)*
3.1	Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*
3.2	By-Laws of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2014)*
4.1	Indenture relating to the Senior Notes due 2028, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
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

4.3	Second Supplemental Indenture relating to the Senior Notes due 2028, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.4	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.6	First Supplemental Indenture relating to the Senior Notes due 2030, dated as of September 3, 2021, among Asbury CO HG, LLC, Asbury Noblesville CDJR, LLC, Asbury Greeley SUB, LLC, Asbury CO GEN, LLC, Asbury Risk Services, LLC, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 26, 2021)*
4.7	Second Supplemental Indenture relating to the Senior Notes due 2030, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*

4.8	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.9	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.10	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.11	Indenture relating to the Senior Notes due 2029, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.12	First Supplemental Indenture relating to the Senior Notes due 2029, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.13	Form of 4.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.14	Indenture relating to the Senior Notes due 2032, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.15	First Supplemental Indenture relating to the Senior Notes due 2032, dated as of December 23, 2021, among the guaranteeing subsidiaries listed thereto, Asbury Automotive Group, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
4.16	Form of 5.000% Senior Note due 2029 (included as Exhibit A in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.17	Description of Registrant's Securities (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)*
10.1**	Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2012)*
10.2**	2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2012)*
10.3**	First Amendment to 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2017)*
10.4**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.5**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018)*
10.6**	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010)*
10.7**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.8**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*
10.9**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.10**	Letter Agreement between Asbury Automotive Group, Inc. and Michael Welch, dated as of June 14, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 6, 2021)*
10.11**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Michael Welch dated as of October 21, 2021

10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Daniel Clara dated as of July 28, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.13**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.14**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Dean Calloway, dated as of July 1, 2024
10.15**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.16**	Transition and Retirement Agreement between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 19, 2024)*
10.17**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Miran Maric, dated as of March 8, 2022
10.18**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.19**	Form of Equity Award Agreement under the 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)*
10.20**	Asbury Automotive Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2017)*
10.21	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of the subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*
10.22	Third Amended and Restated Credit Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., as a Borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other Lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.23	Third Amended and Restated Company Guaranty Agreement, dated as of September 25, 2019, between Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.24	Third Amended and Restated Subsidiary Guaranty Agreement, dated as of September 25, 2019, among certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.25	Third Amended and Restated Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.26	Third Amended and Restated Escrow and Security Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.27	Third Amended and Restated Securities Pledge Agreement, dated as of September 25, 2019, among Asbury Automotive Group, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2019)*
10.28	First Amendment to Third Amended and Restated Credit Agreement, dated January 31, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as Vehicle Borrowers, Bank of America, N.A., as Administrative Agent, Revolving Swing Line Lender, New Vehicle Floorplan Swing Line Lender, Used Vehicle Floorplan Swingline Lender and an L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as Co-Documentation Agents, and BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2020)*

10.29	Second Amendment to Third Amended and Restated Credit Agreement, dated August 10, 2020, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the other guarantors party thereto, the other lenders party thereto and Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an l/c issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 3, 2020)*
10.30	Third Amendment to Third Amended and Restated Credit Agreement, dated October 29, 2021, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022)*
10.31	Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, the guarantors party thereto, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.32	Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of September 30,2022 among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an l/c issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 4, 2022)*
10.33	Fourth Amended and Restated Credit Agreement, dated as of October 20, 2023, by and among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner
10.34	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.35	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.36	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.37	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.38	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.39	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020)*
10.40	Second Amendment to Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*

10.41	Amended and Restated Commitment Letter, dated as of December, 30, 2019, by and among Asbury Automotive Group, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Santander Bank, N.A., SunTrust Robinson Humphrey, Inc., Trust Bank and U.S. Bank National Association (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*
10.42	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)*
10.43	Second Amendment to Amended and Restated Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.44	Third Amendment to Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.45	Third Amendment to Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.46	Second Amendment to Credit Agreement, dated as of May 25, 2022, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
19.1	Asbury Automotive Group, Inc. Insider Trading Policy
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Asbury Automotive Group, Inc. Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)*
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	February 26, 2025	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	February 26, 2025
(David W. Hult)

/s/ Michael D. Welch	Senior Vice President and Chief Financial Officer	February 26, 2025
(Michael D. Welch)

/s/ Nathan E. Briesemeister	Vice President, Chief Accounting Officer and	February 26, 2025
(Nathan E. Briesemeister)	Controller

/s/ Thomas J. Reddin	Director	February 26, 2025
(Thomas J. Reddin)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	February 26, 2025
(Joel Alsfine)

/s/ William D. Fay	Director	February 26, 2025
(William D. Fay)

/s/ Juanita T. James	Director	February 26, 2025
(Juanita T. James)

/s/ Philip F. Maritz	Director	February 26, 2025
(Philip F. Maritz)

/s/ Maureen F. Morrison	Director	February 26, 2025
(Maureen F. Morrison)

/s/ Shamla Naidoo	Director	February 26, 2025
(Shamla Naidoo)

/s/ Bridget M. Ryan-Berman	Director	February 26, 2025
(Bridget M. Ryan-Berman)

/s/ Hilliard C. Terry, III	Director	February 26, 2025
(Hilliard C. Terry, III)