Form 10-Q
period 2025-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2025-04-30
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 28, 2025 was 19,659,160.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124.6	$69.4
Short-term investments	6.6	14.4
Contracts-in-transit, net	263.9	263.8
Accounts receivable, net	264.7	285.5
Inventories, net	1,822.4	1,978.8
Assets held for sale	409.9	174.4
Other current assets	355.1	351.7
Total current assets	3,247.1	3,137.9
INVESTMENTS	358.9	334.2
PROPERTY AND EQUIPMENT, net	2,475.1	2,550.7
OPERATING LEASE RIGHT-OF-USE ASSETS	218.0	220.1
GOODWILL	1,976.2	2,044.7
INTANGIBLE FRANCHISE RIGHTS	1,816.9	1,911.7
OTHER LONG-TERM ASSETS	128.9	137.8
Total assets	$10,221.0	$10,337.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$261.8	$349.9
Floor plan notes payable—non-trade, net	1,201.6	1,344.8
Current maturities of long-term debt	113.4	114.7
Current maturities of operating leases	27.3	28.1
Accounts payable and accrued liabilities	764.5	761.4
Deferred revenue—current	239.0	235.5
Liabilities associated with assets held for sale	—	1.9
Total current liabilities	2,607.6	2,836.3
LONG-TERM DEBT	3,015.1	3,023.9
LONG-TERM LEASE LIABILITY	198.8	200.0
DEFERRED REVENUE	529.3	530.5
DEFERRED INCOME TAXES	185.2	187.7
OTHER LONG-TERM LIABILITIES	61.5	56.4
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,767,418 and 41,649,426 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,314.2	1,305.1
Retained earnings	3,351.0	3,218.9
Treasury stock, at cost; 22,108,258 and 22,065,478 shares, respectively	(1,091.7)	(1,079.2)
Accumulated other comprehensive income	49.6	56.8
Total shareholders' equity	3,623.5	3,502.1
Total liabilities and shareholders' equity	$10,221.0	$10,337.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
REVENUE:
New vehicle	$2,138.1	$2,064.3
Used vehicle	1,235.8	1,356.9
Parts and service	587.6	590.4
Finance and insurance, net	187.0	189.7
TOTAL REVENUE	4,148.5	4,201.2
COST OF SALES:
New vehicle	1,995.0	1,901.4
Used vehicle	1,171.3	1,285.0
Parts and service	244.9	256.2
Finance and insurance	13.1	8.6
TOTAL COST OF SALES	3,424.3	3,451.2
GROSS PROFIT	724.2	750.0
OPERATING EXPENSES:
Selling, general, and administrative	456.4	468.6
Depreciation and amortization	19.2	18.7
Asset impairments	14.3	—
INCOME FROM OPERATIONS	234.3	262.8
OTHER EXPENSES (INCOME):
Floor plan interest expense	20.7	22.8
Other interest expense, net	42.3	44.1
Gain on dealership divestitures, net	(4.1)	—
Total other expenses, net	58.9	66.9
INCOME BEFORE INCOME TAXES	175.4	195.8
Income tax expense	43.3	48.8
NET INCOME	$132.1	$147.1
EARNINGS PER SHARE:
Basic—
Net income	$6.73	$7.24
Diluted—
Net income	$6.71	$7.21
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.6	20.3
Performance share units	0.1	0.1
Diluted	19.7	20.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$132.1	$147.1
Other comprehensive income:
Change in fair value of cash flow swaps	(13.7)	10.0
Income tax benefit (expense) associated with cash flow swaps	3.5	(2.5)
Unrealized gains (losses) on available-for-sale debt securities	3.9	(2.8)
Income tax (expense) benefit associated with available-for-sale debt securities	(0.9)	0.6
Comprehensive income	$124.9	$152.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2024	41,649,426	$0.4	$1,305.1	$3,218.9	22,065,478	$(1,079.2)	$56.8	$3,502.1
Comprehensive Income:
Net income	—	—	—	132.1	—	—	—	132.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $3.5 million tax benefit	—	—	—	—	—	—	(10.3)	(10.3)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.9 million tax expense	—	—	—	—	—	—	3.0	3.0
Comprehensive income	—	—	—	132.1	—	—	(7.2)	124.9
Share-based compensation	—	—	9.1	—	—	—	—	9.1
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	117,992	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	42,780	(12.5)	—	(12.5)
Balances, March 31, 2025	41,767,418	$0.4	$1,314.2	$3,351.0	22,108,258	$(1,091.7)	$49.6	$3,623.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.1	$3,244.1
Comprehensive Income:
Net income	—	—	—	147.1	—	—	—	147.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.5 million tax expense	—	—	—	—	—	—	7.5	7.5
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.6 million tax benefit	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	147.1	—	—	5.3	152.4
Share-based compensation	—	—	10.5	—	—	—	—	10.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,845	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	239,790	(50.4)	—	(50.4)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,399	(9.8)	—	(9.8)
Retirement of common stock	(239,790)	—	(2.9)	(47.1)	(239,790)	50.0	—	—
Balances, March 31, 2024	42,236,056	$0.4	$1,296.1	$3,061.5	22,063,936	$(1,077.5)	$66.4	$3,346.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$132.1	$147.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	19.2	18.7
Share-based compensation	9.1	10.5
Asset impairments	14.3	—
Loaner vehicle amortization	12.7	11.8
Gain on divestitures, net	(4.1)	—
Change in right-of-use asset	7.2	7.4
Other adjustments, net	(0.9)	4.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	(0.1)	57.7
Accounts receivable	21.0	(1.1)
Inventories	125.8	(108.5)
Other current assets	(21.6)	48.6
Floor plan notes payable—trade, net	(88.1)	10.4
Deferred revenue	2.3	10.5
Accounts payable and accrued liabilities	1.2	(31.0)
Operating lease liabilities	(7.2)	(6.8)
Other long-term assets and liabilities, net	2.1	(3.1)
Net cash provided by operating activities	225.0	177.1
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(21.4)	(25.7)
Capital expenditures—real estate	—	(67.4)
Purchases of previously leased real estate	—	(11.9)
Proceeds from dealership divestitures	33.5	102.0
Purchases of debt securities—available-for-sale	(58.6)	(20.1)
Proceeds from the sale of debt securities—available-for-sale	46.0	9.5
Net cash used in investing activities	(0.5)	(13.6)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,135.3	2,532.8
Floor plan repayments—non-trade	(2,261.1)	(2,631.6)
Floor plan repayments—divestitures	(17.4)	(6.9)
Repayments of borrowings	(13.6)	(14.7)
Proceeds from revolving credit facility	302.7	582.8
Repayments of revolving credit facility	(302.7)	(582.8)
Purchases of treasury stock	—	(50.0)
Repurchases of common stock, associated with net share settlements of employee share-based awards	(12.5)	(9.8)
Net cash used in financing activities	(169.3)	(180.2)
Net increase (decrease) in cash and cash equivalents	55.2	(16.7)
CASH AND CASH EQUIVALENTS, beginning of period	69.4	45.7
CASH AND CASH EQUIVALENTS, end of period	$124.6	$29.0

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
As of March 31, 2025, we owned and operated 196 new vehicle franchises (150 dealership locations), representing 31 brands of automobiles and 37 collision centers in 14 states. For the three months ended March 31, 2025, our new vehicle revenue brand mix consisted of 30% luxury, 41% imports and 30% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The F&I products are provided by Total Care Auto, Powered by Landcar ("TCA") and independent third parties. The Company reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There were no share repurchases or retirements during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company repurchased and retired 239,790 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $50.0 million for the three months ended March 31, 2024.

On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of March 31, 2025, the Company had $275.9 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without further notice.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 4,388 and 2,877 restricted share units and 0 and 14 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the Three Months Ended March 31,
	2025	2024
	(In millions)
Revenue:
New vehicle	$2,138.1	$2,064.3
Used vehicle retail	1,078.9	1,191.4
Used vehicle wholesale	156.9	165.5
New and used vehicle	3,373.9	3,421.2
Sale of vehicle parts and accessories	125.5	133.7
Vehicle repair and maintenance services	462.1	456.6
Parts and service	587.6	590.4
Finance and insurance, net	187.0	189.7
Total revenue	$4,148.5	$4,201.2
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets, January 1, 2025	$17.8	$12.8	$90.1	$120.7
Transferred to receivables from contract assets recognized at the beginning of the period	(17.8)	(1.9)	—	(19.7)
Amortization of costs incurred to obtain a contract with a customer	—	—	(7.2)	(7.2)
Costs incurred to obtain a contract with a customer	—	—	11.0	11.0
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	17.5	1.6	—	19.1
Contract Assets, March 31, 2025	$17.5	$12.5	$93.9	$123.9

Contract Assets (current), March 31, 2025	$17.5	$12.5	$25.3	$55.3
Contract Assets (long-term), March 31, 2025	$—	$—	$68.6	$68.6

Deferred Revenue
The condensed consolidated balance sheet reflects $768.3 million and $766.0 million of deferred revenue as of March 31, 2025 and December 31, 2024, respectively. Approximately $65.3 million of deferred revenue at December 31, 2024 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the three months ended March 31, 2025.
3. ACQUISITIONS AND DIVESTITURES
Pending Herb Chambers Acquisition
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
There were no acquisitions during the three months ended March 31, 2025 and 2024.

Divestitures
During the three months ended March 31, 2025, we sold one Nissan franchise (one dealership location) in Denver, Colorado and one Volvo franchise (one dealership location) in Greenville, South Carolina. The Company recorded a pre-tax gain totaling $4.1 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the three months ended March 31, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition. The carrying value of assets, net of liabilities sold, approximated the sales price.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2025	December 31, 2024
	(In millions)
Vehicle receivables	$70.8	$85.0
Manufacturer receivables	93.3	101.4
Other receivables	103.5	102.3
Total accounts receivable	267.7	288.6
Less—Allowance for credit losses	(3.0)	(3.2)
Accounts receivable, net	$264.7	$285.5
5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2025	December 31, 2024
	(In millions)
New vehicles	$1,320.2	$1,450.6
Used vehicles	359.8	382.1
Parts and accessories	142.4	146.0
Total inventories, net (a)	$1,822.4	$1,978.8
___________________________
(a) Inventories, net as of March 31, 2025 and December 31, 2024, excluded $75.3 million and $58.7 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $9.0 million and $9.7 million, respectively, as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, certain automobile manufacturer incentives reduced new vehicle inventory cost by $12.9 million and $13.8 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2025 and 2024 by $29.2 million and $26.3 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate not currently used in our operations that we are actively marketing to sell.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2025	December 31, 2024
	(In millions)
Assets:
Inventory	$75.3	$58.7
Loaners, net	5.0	1.5
Property and equipment, net	160.5	89.1
Operating lease right-of-use assets	—	1.9
Goodwill	68.5	—
Franchise rights	100.6	23.1
Total assets held for sale	409.9	174.4
Liabilities:
Current maturities of operating leases	—	0.2
Operating lease liabilities	—	1.7
Total liabilities associated with assets held for sale	—	1.9
Net assets held for sale	$409.9	$172.4
As of March 31, 2025, assets held for sale consisted of ten franchises (ten dealership locations) in addition to one real estate property not currently used in our operations. In March 2025, the Company recognized a $14.3 million pre-tax non-cash franchise rights impairment charge in connection with five dealerships classified as assets held for sale as of March 31, 2025. The quantitative assessment for each disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less costs to sell. The Company determined the estimated fair value of each disposal group based on estimated sales proceeds less cost to sell. These franchise rights impairment charges are reflected in asset impairments in our condensed consolidated statements of income.
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
7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$6.6	$—	$—	$6.6
U.S. Treasury	1.6	—	—	1.6
Municipal	4.8	0.1	—	4.9
Corporate	149.9	1.7	(0.1)	151.4
Mortgage and other asset-backed securities	199.8	1.8	(0.7)	200.9
Total investments	$362.7	$3.6	$(0.8)	$365.4

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$14.4	$—	$—	$14.4
U.S. Treasury	2.6	—	—	2.6
Municipal	10.6	0.1	(0.1)	10.6
Corporate	152.0	0.8	(0.9)	151.9
Mortgage and other asset-backed securities	170.1	0.6	(1.7)	169.1
Total investments	$349.8	$1.6	$(2.7)	$348.6
As of March 31, 2025 and December 31, 2024, the Company had $2.6 million and $2.8 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of March 31, 2025
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$6.6	$6.6
Due in 1-5 years	103.6	104.7
Due in 6-10 years	49.9	50.4
Due after 10 years	2.8	2.8
Total by maturity	162.9	164.5
Mortgage and other asset-backed securities	199.8	200.9
Total investment securities	$362.7	$365.4
There were $0.2 million gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended March 31, 2025.
There were no gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended March 31, 2024.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2025.

	As of March 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$2.1	$—	$2.1	$—
U.S. Treasury	—	—	0.8	—	0.8	—
Municipal	—	—	1.4	—	1.4	—
Corporate	11.3	(0.1)	6.0	(0.1)	17.4	(0.1)
Mortgage and other asset-backed securities	38.2	(0.2)	22.5	(0.4)	60.6	(0.7)
Total debt securities	$49.5	$(0.3)	$32.9	$(0.6)	$82.4	$(0.8)

	As of December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$0.3	$—	$3.9	$—	$4.1	$—
U.S. Treasury	1.1	—	1.4	—	2.5	—
Municipal	3.4	(0.1)	1.6	—	4.9	(0.1)
Corporate	64.3	(0.5)	26.6	(0.4)	90.9	(0.9)
Mortgage and other asset-backed securities	78.5	(1.0)	26.4	(0.7)	104.9	(1.7)
Total debt securities	$147.5	$(1.6)	$59.8	$(1.2)	$207.3	$(2.7)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three months ended March 31, 2025.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2025	December 31, 2024
	(In millions)
Floor plan notes payable—trade	$304.8	$350.9
Floor plan notes payable offset account	(43.0)	(1.0)
Floor plan notes payable—trade, net	$261.8	$349.9

Floor plan notes payable—new non-trade	$1,275.3	$1,359.8
Floor plan notes payable—used non-trade	—	100.7
Floor plan notes payable offset account	(73.7)	(115.7)
Floor plan notes payable—non-trade, net	$1,201.6	$1,344.8
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America as of March 31, 2025 and December 31, 2024 were $56.8 million and $56.7 million, respectively. Loaner vehicles notes payable related to OEMs as of March 31, 2025 and December 31, 2024 were $161.0 million and $161.5 million, respectively.
Pending Increases to 2023 Senior Credit Facility
On April 9, 2025, the Company obtained an amendment (the “Amendment”) to the Fourth Amended and Restated Credit Agreement (the "2023 Senior Credit Facility"), dated as of October 20, 2023, by and among the Company, as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., ("Bank of America") as administrative agent, and the other lenders party thereto.
The Amendment, among other things, provides for the following, subject to satisfaction of certain other customary conditions in each case:

•an increase of the aggregate commitments under the revolving credit facility, from $500.0 million to $925.0 million; and
•an increase of the aggregate commitments under the new vehicle floor plan facility, from $1.93 billion to $2.25 billion.

The increases under the Amendment are conditioned upon and will only become effective concurrently with the consummation of the pending acquisition of the Herb Chambers Dealerships.

9. DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2025	December 31, 2024
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	29.0	29.6
2021 Real Estate Facility	573.9	579.9
2021 BofA Real Estate Facility	156.7	158.6
2018 Bank of America Facility	37.0	37.9
2018 Wells Fargo Master Loan Facility	60.9	62.2
2015 Wells Fargo Master Loan Facility	31.6	32.0
Finance lease liability	8.3	8.4
Total debt outstanding	3,147.5	3,158.5
Add—unamortized premium on 4.50% Senior Notes due 2028	0.4	0.5
Add—unamortized premium on 4.75% Senior Notes due 2030	1.0	1.1
Less—debt issuance costs	(20.4)	(21.5)
Long-term debt, including current portion	3,128.5	3,138.6
Less—current portion, net of debt issuance costs	(113.4)	(114.7)
Long-term debt	$3,015.1	$3,023.9

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
Financial instruments consist primarily of cash and cash equivalents, investments, contracts-in-transit, accounts receivable, cash surrender value of corporate-owned life insurance policies, accounts payable, floor plan notes payable, subordinated long-term debt, mortgage notes payable and interest rate swap instruments. The carrying values of our financial instruments, with the exception of subordinated long-term debt and mortgage notes payable bearing interest at fixed rates, approximate fair value primarily due to (i) their short-term nature, (ii) recently completed market transactions, or (iii) existence of variable interest rates, which approximate market rates. The fair value of our subordinated long-term debt is based on reported market prices in an inactive market that reflect Level 2 inputs. We estimate the fair value of our mortgage notes payable using a present value technique based on current market interest rates for similar types of financial instruments that reflect Level 2 inputs.

A summary of the carrying values and fair values of our subordinated long-term debt notes and our mortgage notes payable bearing interest at fixed rates is as follows:

	As of
	March 31, 2025	December 31, 2024
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$403.5	$403.4
4.625% Senior Notes due 2029	792.2	791.9
4.75% Senior Notes due 2030	442.9	442.8
5.00% Senior Notes due 2032	593.2	593.0
Mortgage notes payable bearing interest at fixed rates	29.0	29.6
Total carrying value	$2,260.9	$2,260.6

Fair Value:
4.50% Senior Notes due 2028	$388.8	$385.8
4.625% Senior Notes due 2029	746.0	742.0
4.75% Senior Notes due 2030	413.9	412.7
5.00% Senior Notes due 2032	543.0	546.0
Mortgage notes payable bearing interest at fixed rates	28.9	29.3
Total fair value	$2,120.5	$2,115.8

Interest Rate Swap Agreements
We currently have five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate.
The following table provides information on the attributes of each swap as of March 31, 2025:

Inception Date	Notional Principal at Inception	Notional Value as of March 31, 2025	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$255.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$156.7	$110.6	May 2031
July 2020	$93.5	$69.7	$50.6	December 2028
July 2020	$85.5	$61.3	$57.3	November 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 inputs. The fair value of our swaps as of March 31, 2025 and December 31, 2024 reflect a net asset of $62.9 million and $76.6 million, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	March 31, 2025	December 31, 2024
	(In millions)
Other current assets	$18.4	$20.3
Other long-term assets	44.6	56.3
Total fair value	$62.9	$76.6
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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$(7.5)	Other interest expense, net	$(6.2)
2024	$19.1	Other interest expense, net	$(9.2)
 On the basis of yield curve conditions as of March 31, 2025 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $18.4 million.
Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$15.0	$—	$—	$15.0
Short-term investments	0.6	5.9	—	6.6
U.S. Treasury	1.6	—	—	1.6
Municipal	—	4.9	—	4.9
Corporate	—	151.4	—	151.4
Mortgage and other asset-backed securities	—	200.9	—	200.9
Total	$2.2	$363.2	$—	$365.4

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$12.7	$—	$—	$12.7
Short-term investments	3.5	10.9	—	14.4
U.S. Treasury	2.6	—	—	2.6
Municipal	—	10.6	—	10.6
Corporate	—	151.9	—	151.9
Mortgage and other asset-backed securities	—	169.1	—	169.1
Total	$6.1	$342.5	$—	$348.6

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
Information about the effect of our available-for-sale debt securities in the accompanying condensed consolidated statements of income and condensed consolidated statements of comprehensive income, is as follows (in millions):

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$4.0	Revenue-Finance and insurance, net	$0.1
2024	$(2.7)	Revenue-Finance and insurance, net	$0.1
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2025 and 2024, we made interest payments, including amounts capitalized, totaling $69.2 million and $57.7 million, respectively.
During the three months ended March 31, 2025, we did not make any income tax payments and received refunds of $0.1 million. During the three months ended March 31, 2024, we did not make any income tax payments and received refunds of $1.0 million.
During the three months ended March 31, 2025 and 2024, we transferred $118.9 million and $124.0 million, respectively, of loaner vehicles from other current assets to inventory in our condensed consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying condensed consolidated statement of cash flows.

12. SEGMENT INFORMATION
As of March 31, 2025, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic region-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment.
TCA's vehicle protection products are sold through affiliated dealerships and the revenue from the related commissions is included in finance and insurance, net revenue in the Dealerships segment before consolidation. The corresponding claims expense incurred and the amortization of deferred acquisition costs is recorded as a cost of sales in the TCA segment. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's vehicle protection products. The gross profit earned by our parts and service departments for work performed for TCA customers is reflected as a reduction of parts and service cost of sales in the accompanying condensed consolidated statements of income. The costs incurred by TCA for work performed by our parts and service departments are included in finance and insurance cost of sales in the accompanying condensed consolidated statements of income.
The significant expense categories and amounts are consistent with the segment-level information that is regularly provided to the chief operating decision maker. Certain intersegment expenses are included within the amounts shown. Rent and related expenses include rent expense, utilities, property and casualty insurance, real estate tax and personal property tax. Other segment items for the TCA segment relate to selling, general and administrative expenses.

Reportable segment financial information for the three months ended March 31, 2025 and 2024, are as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Dealerships	TCA	Total	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$4,064.4	$84.1	$4,148.5	$4,127.1	$74.1	$4,201.2
Intersegment revenue	62.4	—	62.4	54.8	—	54.8
	$4,126.8	$84.1	$4,210.9	$4,182.0	$74.1	$4,256.1
Reconciliation of revenue
Elimination of inter-segment revenue			(62.4)			(54.8)
Total consolidated revenue			$4,148.5			$4,201.2

Less:
Cost of sales
New vehicle	1,995.0	—		1,901.4	—
Used vehicle	1,171.3	—		1,285.0	—
Parts and service	254.2	—		260.8	—
Finance and insurance	—	61.0		—	53.0
Selling, general and administrative expenses
Personnel costs	309.1	—		316.5	—
Rent and related expenses	21.2	—		29.7	—
Advertising	15.2	—		16.4	—
Other selling, general and administrative expense	112.5	—		110.3	—
Other segment items	—	1.9		—	1.8
Depreciation and amortization	19.2	0.1		18.6	0.1
Floor plan interest expense	20.7	—		22.8	—
Segment operating income	$208.5	$21.1	$229.6	$220.5	$19.2	$239.7

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(62.4)			(54.8)
Total intersegment cost of sales eliminations			57.2			49.0
Deferral of SG&A expense (related to capitalized contract costs offset by amortization)			3.5			6.1
Total intersegment eliminations			(1.6)			0.2
Asset impairments			(14.3)			—
Other interest expense, net			(42.3)			(44.1)
Gain on dealership divestitures, net			4.1			—
Income before income taxes			$175.4			$195.8

Total assets by segment as of March 31, 2025 and December 31, 2024 are as follows:

	As of March 31, 2025
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$9,082.9	$957.2	$10,040.2	$180.8	$10,221.0

	As of December 31, 2024
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$9,227.6	$1,049.4	$10,277.0	$60.1	$10,337.0
13. COMMITMENTS AND CONTINGENCIES
On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act (“ECOA”) in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. On August 16, 2024, after discussions with the FTC stalled, the FTC initiated an administrative proceeding by filing an enforcement action against the Company. On October 4, 2024, the Company filed suit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. Both the administrative proceeding and the Company’s lawsuit remain pending. While the Company disputes the FTC’s allegations that it violated the FTC Act and the ECOA, we are unable to reasonably predict the possible outcome of this matter at this time, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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
From time to time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations. These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers or lenders and certain federal, state, and local government authorities, which have historically related primarily to (i) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (ii) compliance with lender rules and covenants, and (iii) payments made to government authorities relating to federal, state, and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings, and other dispute resolution processes. Such claims, including class actions, could relate to, but may not be limited to, the practice of charging administrative fees and other fees and commissions, employment-related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, disputes arising out of cyber incidents or the disclosure of Personally Identifiable Information (“PII”), actions brought by governmental authorities, and other matters. We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable.
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
A significant portion of our business involves the sale of vehicles, parts, or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in foreign countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs, or other restrictions; or adjust presently prevailing quotas, duties, or tariffs, which may affect our operations, the pricing of our products and services, and our ability to purchase imported vehicles and/or parts at reasonable prices.
Substantially all of our facilities are subject to federal, state and local provisions regarding the discharge of materials into the environment. Compliance with these provisions has not had, nor do we expect such compliance to have, any material effect upon our capital expenditures, net earnings, financial condition, liquidity, or competitive position. We believe that our current practices and procedures for the control and disposition of such materials comply with applicable federal, state and local requirements. No assurances can be provided, however, that future laws or regulations, or changes in existing laws or regulations, would not require us to expend significant resources in order to comply therewith.
We had $14.1 million of letters of credit outstanding as of March 31, 2025, which are required by certain of our insurance providers. In addition, as of March 31, 2025, we maintained a $22.8 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
•disruptions in the production and supply of vehicles and parts from our vehicle and parts manufacturers and other suppliers, which can disrupt our operations; and
•our estimated future capital expenditures, which can be impacted by increasing prices and labor shortages and acquisitions and divestitures
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
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
•significant disruptions in the production and delivery of vehicles and parts for any reason, including supply shortages, the ongoing conflict in Russia and Ukraine and any government sanctions imposed in connection therewith, natural disasters, severe weather, civil unrest, both at home and abroad, product recalls, work stoppages or other occurrences that are outside of our control;
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
•failure of our management information systems and our ability to successfully transition between key information systems, including our ability to successfully transition from our existing dealer management systems to a new DMS;
•failure of management information systems used or maintained by our third-party service providers;
•any data security breaches occurring, including with regard to PII;
•changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, consumer protections, accounting standards, taxation requirements and environmental laws;
•macroeconomic and geopolitical conditions, including global trade relations, changes to consumer and business confidence, international tensions, hostilities and instability, a slowdown in U.S. or global economic growth, higher rates of unemployment, changes in interest rates, inflation, and market volatility;
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
•our ability to leverage scale and cost structure to improve operating efficiencies across our dealership portfolio; and
• our ability to remediate material weakness and the ongoing effectiveness of internal control over financial reporting.
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
OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2025, through our Dealerships segment, we owned and operated 196 new vehicle franchises (150 dealership locations), representing 31 brands of automobiles, within 14 states. We also operated 37 collision centers, and Total Care Auto, Powered by Landcar ("TCA"), our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both TCA and independent third parties. The F&I products offered by TCA are sold through affiliated dealerships. For the three months ended March 31, 2025, our new vehicle revenue brand mix consisted of 30% luxury, 41% imports and 30% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
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
Recent Events
Macroeconomic and geopolitical considerations
The demand and availability for and pricing of our products and services may be adversely impacted by economic conditions and financial developments, including increasing interest rates, rising inflation, high energy prices, a potential recessionary environment and other factors. The automotive retail industry is influenced by general economic conditions, particularly consumer confidence and consumer spending, interest rates, fuel prices, exchange rates, technology and business model changes, supply conditions, consumer transportation preferences, credit availability, and the unemployment rate. Consumer spending can be materially and adversely impacted by periods of economic uncertainty or by consumer concern regarding manufacturer viability. In addition, local economic, competitive and other conditions affect the performance of our dealerships. Our results of operations depend substantially on general economic conditions and consumer spending in those regions where we maintain operations.
Tariffs and trade risks
A significant portion of our business involves the sale of vehicles, parts, or vehicles composed of, or maintenance and repair services including, parts that are manufactured outside the U.S. Changes or increases in tariffs, trade restrictions, fluctuations in foreign currency exchange rates, the negotiation of new trade agreements, non-tariff trade barriers, local content requirements, uncertainty surrounding global trade policies, and the imposition of new or retaliatory tariffs against certain countries or covering certain products, including vehicles and parts, may affect our competitive position and impair our ability to sell and service vehicles and parts, and have a material adverse effect on our results of operations.

In late January 2025, the U.S. government commenced a broad review of U.S. trade relations, following which it began issuing numerous executive orders and other public policy statements imposing or threatening to impose tariffs on certain countries, materials, and industries, including the automotive industry. Such tariffs include a 25% tariff on imports of automobiles and certain automobile parts. In response, impacted countries have imposed or threatened various corresponding retaliatory tariffs and other actions. If maintained, these and other newly announced tariffs and actions and the potential escalation of trade disputes are expected to affect the automotive industry generally, including manufacturers, distributors and retailers of vehicles, parts and supplies. The extent of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the duration of such tariffs, the responses of other countries or regions to such tariffs, the actual increases in the costs of vehicles, products and raw materials, and exemptions or exclusions that may be granted. Should tariffs increase and be sustained, our inventory acquisition and carrying costs, and the production costs for many of our manufacturer, distributor and supplier partners, may be increased, which costs may be passed on to us and consumers through higher prices for many new vehicles and certain parts we sell. These increased prices may adversely affect our new vehicle sales and related finance and insurance sales and may adversely impact demand for such vehicles and parts, and could materially and adversely affect the results of our operations.
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

Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the three months ended March 31, 2025, decreased to $4.15 billion, compared to $4.20 billion for the prior year.
•Consolidated gross profit for the three months ended March 31, 2025, decreased to $724.2 million, compared to $750.0 million for the prior year.
•The decrease in consolidated revenue is primarily due to a decrease in used vehicles units sold offset by an increase in new vehicle units sold, while the decrease in consolidated gross profit is primarily due to lower gross profit per vehicle sold for both new and used as margins continue to shift downward from the historic highs in recent years. The decrease in new and used vehicle gross profit was partially offset by the growth in parts and services gross profit.

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
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,138.1	$2,064.3	$73.8	4%
Used vehicle	1,235.8	1,356.9	(121.1)	(9)%
Parts and service	587.6	590.4	(2.7)	NM
Finance and insurance, net	187.0	189.7	(2.8)	(1)%
TOTAL REVENUE	4,148.5	4,201.2	(52.8)	(1)%
GROSS PROFIT:
New vehicle	143.1	162.8	(19.8)	(12)%
Used vehicle	64.5	71.9	(7.4)	(10)%
Parts and service	342.7	334.1	8.5	3%
Finance and insurance, net	173.9	181.1	(7.2)	(4)%
TOTAL GROSS PROFIT	724.2	750.0	(25.8)	(3)%
OPERATING EXPENSES:
Selling, general, and administrative	456.4	468.6	(12.2)	(3)%
Depreciation and amortization	19.2	18.7	0.6	3%
Asset impairments	14.3	—	14.3	NM
INCOME FROM OPERATIONS	234.3	262.8	(28.4)	(11)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	20.7	22.8	(2.1)	(9)%
Other interest expense, net	42.3	44.1	(1.8)	(4)%
Gain on dealership divestitures, net	(4.1)	—	(4.1)	NM
Total other expenses, net	58.9	66.9	(8.0)	(12)%
INCOME BEFORE INCOME TAXES	175.4	195.8	(20.4)	(10)%
Income tax expense	43.3	48.8	(5.4)	(11)%
NET INCOME	$132.1	$147.1	$(15.0)	(10)%
Net income per share—Diluted	$6.71	$7.21	$(0.51)	(7)%
______________________________
NM—Not Meaningful

	For the Three Months Ended March 31,
	2025	2024
REVENUE MIX PERCENTAGES:
New vehicle	51.5%	49.1%
Used vehicle retail	26.0%	28.4%
Used vehicle wholesale	3.8%	3.9%
Parts and service	14.2%	14.1%
Finance and insurance, net	4.5%	4.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	19.8%	21.7%
Used vehicle retail	7.8%	8.7%
Used vehicle wholesale	1.2%	0.9%
Parts and service	47.3%	44.6%
Finance and insurance, net	24.0%	24.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.5%	17.9%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	63.0%	62.5%
Total revenue for the three months ended March 31, 2025 decreased by $52.8 million (1%) compared to the three months ended March 31, 2024, due to a $121.1 million (9%) decrease in used vehicle revenue, a $2.8 million (1%) decrease in F&I, net revenue, and a $2.7 million decrease in parts and service revenue, offset by a $73.8 million (4%) increase in new vehicle revenue. The $25.8 million (3%) decrease in gross profit during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was driven by a $19.8 million (12%) decrease in new vehicle gross profit, a $7.2 million (4%) decrease in F&I, net gross profit, a $7.4 million (10%) decrease in used vehicle gross profit, offset by an $8.5 million (3%) increase in parts and service gross profit.
Income from operations during the three months ended March 31, 2025 decreased by $28.4 million (11%), compared to the three months ended March 31, 2024, primarily due to a $25.8 million (3%) decrease in gross profit, a $14.3 million increase in asset impairments, and a $0.6 million (3%) increase in depreciation and amortization expense, partially offset by a $12.2 million (3%) decrease in SG&A expense.
Total other expenses, net decreased by $8.0 million (12%), primarily as a result of a $4.1 million increase in gain on dealership divestitures, a $2.1 million (9%) decrease in floor plan interest expense, and a decrease of $1.8 million (4%) in other interest expense, net recorded during the three months ended March 31, 2025 when compared to the same period of the prior year. Income before income taxes decreased $20.4 million (10%) to $175.4 million for the three months ended March 31, 2025. Overall, net income decreased by $15.0 million (10%) during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$638.1	$608.4	$29.7	5%
Import	868.0	843.9	24.1	3%
Domestic	632.0	611.9	20.0	3%
Total new vehicle revenue	$2,138.1	$2,064.3	$73.8	4%
Gross profit:
Luxury	$59.7	$61.9	$(2.2)	(4)%
Import	52.3	60.7	(8.4)	(14)%
Domestic	31.1	40.2	(9.1)	(23)%
Total new vehicle gross profit	$143.1	$162.8	$(19.8)	(12)%
New vehicle units:
Luxury	8,694	8,578	116	1%
Import	21,697	21,487	210	1%
Domestic	11,105	10,612	493	5%
Total new vehicle units	41,496	40,677	819	2%

Same Store:
Revenue:
Luxury	$638.1	$598.7	$39.4	7%
Import	867.6	816.7	50.9	6%
Domestic	632.0	608.9	23.1	4%
Total new vehicle revenue	$2,137.8	$2,024.4	$113.4	6%
Gross profit:
Luxury	$59.7	$60.7	$(1.0)	(2)%
Import	52.3	59.5	(7.1)	(12)%
Domestic	31.1	40.1	(9.1)	(23)%
Total new vehicle gross profit	$143.1	$160.3	$(17.2)	(11)%
New vehicle units:
Luxury	8,694	8,415	279	3%
Import	21,688	20,796	892	4%
Domestic	11,105	10,538	567	5%
Total new vehicle units	41,487	39,749	1,738	4%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per new vehicle sold	$51,525	$50,747	$778	2%
Gross profit per new vehicle sold	$3,448	$4,003	$(555)	(14)%
New vehicle gross margin	6.7%	7.9%	(1.2)%

Luxury:
Gross profit per new vehicle sold	$6,864	$7,215	$(351)	(5)%
New vehicle gross margin	9.4%	10.2%	(0.8)%
Import:
Gross profit per new vehicle sold	$2,412	$2,826	$(415)	(15)%
New vehicle gross margin	6.0%	7.2%	(1.2)%
Domestic:
Gross profit per new vehicle sold	$2,798	$3,789	$(992)	(26)%
New vehicle gross margin	4.9%	6.6%	(1.7)%

Same Store:
Revenue per new vehicle sold	$51,528	$50,929	$599	1%
Gross profit per new vehicle sold	$3,449	$4,033	$(584)	(14)%
New vehicle gross margin	6.7%	7.9%	(1.2)%

Luxury:
Gross profit per new vehicle sold	$6,864	$7,213	$(348)	(5)%
New vehicle gross margin	9.4%	10.1%	(0.8)%
Import:
Gross profit per new vehicle sold	$2,413	$2,860	$(447)	(16)%
New vehicle gross margin	6.0%	7.3%	(1.3)%
Domestic:
Gross profit per new vehicle sold	$2,797	$3,807	$(1,010)	(27)%
New vehicle gross margin	4.9%	6.6%	(1.7)%
For the three months ended March 31, 2025, new vehicle revenue increased by $73.8 million (4%) as a result of a 2% increase in new vehicle units sold. Same store new vehicle revenue increased by $113.4 million (6%) as the result of a 4% increase in new vehicle units sold.
For the three months ended March 31, 2025, new vehicle gross profit and same store new vehicle gross profit decreased by $19.8 million (12%) and $17.2 million (11%), respectively. Same store new vehicle gross margin for the three months ended March 31, 2025 decreased 123 basis points to 6.7% driven by the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended March 31, 2025 was approximately 16.5 million which increased as compared to approximately 15.4 million during the three months ended March 31, 2024. The increase in SAAR period over period reflects reflects higher inventory supply and higher consumer demand for new vehicles in anticipation of increasing new vehicle selling prices due to automotive vehicle and parts tariffs. However, we continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,078.9	$1,191.4	$(112.5)	(9)%
Used vehicle wholesale revenue	156.9	165.5	(8.6)	(5)%
Used vehicle revenue	$1,235.8	$1,356.9	$(121.1)	(9)%
Gross profit:
Used vehicle retail gross profit	$56.2	$65.0	$(8.8)	(14)%
Used vehicle wholesale gross profit	8.4	6.9	1.4	21%
Used vehicle gross profit	$64.5	$71.9	$(7.4)	(10)%
Used vehicle retail units:
Used vehicle retail units	35,415	39,489	(4,074)	(10)%

Same Store:
Revenue:
Used vehicle retail revenue	$1,078.9	$1,166.4	$(87.5)	(8)%
Used vehicle wholesale revenue	156.9	162.8	(5.9)	(4)%
Used vehicle revenue	$1,235.8	$1,329.2	$(93.4)	(7)%
Gross profit:
Used vehicle retail gross profit	$56.2	$64.3	$(8.1)	(13)%
Used vehicle wholesale gross profit	8.4	6.7	1.7	25%
Used vehicle gross profit	$64.6	$71.0	$(6.4)	(9)%
Used vehicle retail units:
Used vehicle retail units	35,414	38,500	(3,086)	(8)%

Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per used vehicle retailed	$30,465	$30,169	$295	1%
Gross profit per used vehicle retailed	$1,587	$1,646	$(59)	(4)%
Used vehicle retail gross margin	5.2%	5.5%	(0.2)%

Same Store:
Revenue per used vehicle retailed	$30,465	$30,296	$169	1%
Gross profit per used vehicle retailed	$1,587	$1,670	$(83)	(5)%
Used vehicle retail gross margin	5.2%	5.5%	(0.3)%
Used vehicle revenue decreased by $121.1 million (9%) due to a $112.5 million (9%) decrease in used vehicle retail revenue and an $8.6 million (5%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $93.4 million (7%) due to an $87.5 million (8%) decrease in used vehicle retail revenue and a $5.9 million (4%) decrease in used vehicle wholesale revenue. Total used vehicle retail unit sales decreased by 10% on an all store basis and by 8% on a same store basis, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. While revenue per used vehicle retailed increased by 1% on both an all store and same store basis, respectively, the decrease in unit volumes on both an all store and same store basis, negatively impacted used vehicle revenue for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Used vehicle revenue has also been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage.

For the three months ended March 31, 2025, used vehicle retail gross profit margins decreased from 5.5% to 5.2%, for all stores and on a same store basis, respectively, when compared to the same period of the prior year. All store used vehicle retail gross profit decreased $8.8 million (14%) for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 and decreased $8.1 million (13%) on a same store basis for the same period. On a total company basis, our gross profit per used vehicle retailed for the three months ended March 31, 2025 decreased $59 (4%), and on a same store basis, our gross profit per used vehicle retailed decreased $83 (5%) when compared to the prior year period which was primarily driven by decreases in used vehicle market prices. Decreases in used vehicle gross margins, on both a total Company and same store basis, was largely driven by a tighter market for used vehicles during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Parts and Service—
For the three months ended March 31, 2025 and 2024, we are presenting "Collision" as a separate line item within parts and service gross profit. In periods prior to June 30, 2024, "Collision" was included within "Customer pay". We reclassified the corresponding amounts for the three months ended March 31, 2024 to conform to current year presentation.

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
As Reported:
Parts and service revenue	$587.6	$590.4	$(2.7)	NM
Parts and service gross profit:
Customer pay	$178.5	$172.3	$6.2	4%
Warranty	52.1	43.8	8.3	19%
Collision	32.1	34.2	(2.2)	(6)%
Wholesale parts	18.8	20.3	(1.5)	(7)%
Parts and service gross profit, excluding reconditioning and preparation	$281.5	$270.7	$10.9	4%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	45.8%	2.1%
Reconditioning and preparation *	$61.2	$63.5	$(2.3)	(4)%
Total parts and service gross profit	$342.7	$334.1	$8.5	3%
Total parts and service gross margin	58.3%	56.6%	1.7%

Same Store:
Parts and service revenue	$587.5	$578.8	$8.7	2%
Parts and service gross profit:
Customer pay	$178.5	$168.3	$10.2	6%
Warranty	52.1	43.0	9.1	21%
Collision	32.1	34.2	(2.2)	(6)%
Wholesale parts	18.8	19.8	(1.0)	(5)%
Parts and service gross profit, excluding reconditioning and preparation	$281.4	$265.4	$16.1	6%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	45.9%	2.1%
Reconditioning and preparation *	$61.1	$62.3	$(1.1)	(2)%
Total parts and service gross profit	$342.6	$327.7	$14.9	5%
Total parts and service gross margin	58.3%	56.6%	1.7%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of parts and service cost of sales in the accompanying condensed consolidated statements of income upon the sale of the vehicle.
The $2.7 million decrease in parts and service revenue was primarily due to decreases of $7.8 million (6%) in wholesale parts revenue, $5.2 million (7%) in collision revenue, and $2.8 million (1%) in customer pay revenue, offset by a $13.0 million (16%) increase in warranty revenue. Same store parts and service revenue increased slightly by $8.7 million (2%) from $578.8 million for the three months ended March 31, 2024 to $587.5 million for the three months ended March 31, 2025. The increase in same store parts and service revenue was due to a $14.6 million (18%) increase in warranty revenue and a $4.7 million (2%) increase in customer pay revenue, partially offset by a $5.3 million (4%) decrease in wholesale parts revenue and a $5.2 million (7%) decrease in collision revenue. Consumers are owning a vehicle for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the three months ended March 31, 2025, total parts and service gross profit increased by $8.5 million (3%) to $342.7 million, and same store total parts and service gross profit increased by $14.9 million (5%) to $342.6 million when compared to the same period of the prior year. The all store and same store increases are primarily a result of increased customer pay and warranty volume and reconditioning and preparation, which is in line with the increasing trend of aged vehicles.
Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$187.0	$189.7	$(2.8)	(1)%
Finance and insurance, net gross profit	$173.9	$181.1	$(7.2)	(4)%
Finance and insurance, net per vehicle sold	$2,261	$2,259	$2	NM

Same Store:
Finance and insurance, net revenue	$187.0	$186.5	$0.6	NM
Finance and insurance, net gross profit	$174.0	$177.9	$(3.9)	(2)%
Finance and insurance, net per vehicle sold	$2,263	$2,273	$(11)	NM
F&I revenue, net decreased $2.8 million (1%) during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024, as a result of a 4% decrease in new and used retail unit sales.
On a same store basis, F&I revenue, net increased by $0.6 million during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. F&I gross profit, net, on a same store basis decreased by $3.9 million (2%) for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024 as a result of a 2% decrease in new and used retail unit sales and an $11 decrease in F&I per vehicle retailed. We are seeing slightly lower penetration rates in our F&I products as customers look for ways to manage lower monthly payments in a higher interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
Finance and insurance, revenue	$31.0	$27.7	$1.0	3%
Finance and insurance, cost of sales	$13.1	$8.6	$4.5	52%
Finance and insurance, gross profit	$18.0	$19.1	$(3.5)	(18)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended March 31, 2025, TCA generated $31.0 million of revenue, consisting primarily of earned premium and $4.7 million investment income from the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the three months ended March 31, 2025, TCA recorded $13.1 million of cost of sales consisting primarily of claims expense, after the elimination of claims paid to affiliated dealerships. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2025	% of Gross Profit	2024	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$306.6	42.3%	$311.3	41.5%	$(4.7)	0.8%
Rent and related expenses	21.2	2.9%	29.8	4.0%	(8.6)	(1.0)%
Advertising	15.2	2.1%	16.4	2.2%	(1.2)	(0.1)%
Other	113.3	15.6%	111.0	14.8%	2.3	0.8%
Selling, general, and administrative expense	$456.4	63.0%	$468.6	62.5%	$(12.2)	0.5%
Gross profit	$724.2		$750.0

Same Store:
Personnel costs	$306.4	42.3%	$305.2	41.4%	$1.2	0.9%
Rent and related expenses	21.2	2.9%	29.2	4.0%	(8.0)	(1.0)%
Advertising	15.1	2.1%	15.8	2.1%	(0.7)	(0.1)%
Other	113.1	15.6%	108.4	14.7%	4.6	0.9%
Selling, general, and administrative expense	$455.9	62.9%	$458.6	62.2%	$(2.7)	0.7%
Gross profit	$724.2		$736.9
SG&A expense as a percentage of gross profit increased 54 basis points from 62.5% for the three months ended March 31, 2024 to 63.0% for the three months ended March 31, 2025, while same store SG&A expense as a percentage of gross profit increased 71 basis points to 62.9% over the same period. The increase in SG&A as a percentage of gross profit on a total company and same store basis during the three months ended March 31, 2025 is primarily the result of lower gross profits for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. In addition, higher other costs related to an increase in professional and other outside services. Offsetting these negative impacts was the cyber insurance recovery of $10.0 million in March 2025 related to the CDK outage that occurred in June 2024. On a total company basis, SG&A expense decreased by $12.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Asset Impairments—
During the three months ended March 31, 2025, we recognized asset impairment charges of $14.3 million as compared to no impairment charges during the three months ended March 31, 2024. The asset impairment charges related to five dealerships that met the criteria to be reflected as assets held for sale as of March 31, 2025 and whose franchise rights carrying values exceeded the Company's estimate of the franchise rights fair value less costs to sell.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $2.1 million (9%) to $20.7 million during the three months ended March 31, 2025 compared to $22.8 million during the three months ended March 31, 2024 primarily due to higher balances held in our floor plan offset accounts during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Other Interest Expense—
Other interest expense, net decreased $1.8 million (4%) from $44.1 million during the three months ended March 31, 2024 to $42.3 million during the three months ended March 31, 2025. This decrease was primarily due to the $2.1 million decrease in our credit facility interest expense resulting from lower interest rates during the three months ended March 31, 2025 as compared to the same period in the prior year.

Gain on Dealership Divestitures, net—
During the three months ended March 31, 2025, we sold one Nissan franchise (one dealership location) in Denver, Colorado and one Volvo franchise (one dealership location) in Greenville, South Carolina. The Company recorded a pre-tax gain totaling $4.1 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the three months ended March 31, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition. The carrying value of assets, net of liabilities sold, approximated the sales price.
Income Tax Expense—
The $5.4 million (11%) decrease in income tax expense was primarily the result of a $20.4 million (10%) decrease in income before income taxes. For the three months ended March 31, 2025 and 2024, our effective income tax rate was 24.7% and 24.9%, respectively, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation, a discrete item, and unfavorable effects of various permanent tax adjustments such as executive compensation. We currently estimate our effective tax rate for the year ended December 31, 2025 at approximately 25.2%.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2025, we had total available liquidity of $963.7 million, which consisted of cash and cash equivalents of $87.4 million (excluding $37.2 million held by TCA), available funds in our floor plan offset accounts of $116.7 million, $485.9 million of availability under our revolving credit facility and $273.7 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2025, these financial covenants did not further limit our availability under our other credit facilities.
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
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2025.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
There were no share repurchases or retirements during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company repurchased and retired 239,790 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $50.0 million for the three months ended March 31, 2024.
On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of March 31, 2025, the Company had $275.9 million remaining on its share repurchase authorization. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.

During the three months ended March 31, 2025 and 2024, the Company repurchased 42,780 and 45,399 shares of our common stock for $12.5 million and $9.8 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Three Months Ended March 31,
	2025	2024
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$225.0	$177.1
Change in Floor Plan Notes Payable—Non-Trade, net	(25.1)	(67.4)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisitions and divestitures	(54.5)	124.0
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisitions and divestitures	42.0	(25.0)
Adjusted cash flow provided by operating activities	$187.4	$208.7
Operating Activities—
Net cash provided by operating activities totaled $225.0 million and $177.1 million, for the three months ended March 31, 2025 and 2024, respectively. Adjusted cash flow provided by operating activities totaled $187.4 million and $208.7 million, for the three months ended March 31, 2025 and 2024, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $21.3 million decrease in adjusted cash flow provided by operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily the result of the following:
•decrease of $10.8 million in net income and non-cash adjustments to net income;
•$35.7 million decrease related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2025 as compared to 2024;
•decrease of $70.2 million in other current assets, net;
•$3.0 million decrease related to other long term assets and liabilities, net and
•decrease of $0.4 million in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•increase of $99.2 million related to accounts payable and accrued liabilities.
Investing Activities—
Net cash used in investing activities totaled $0.5 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $13.6 million for the three months ended March 31, 2024. Capital expenditures, excluding the purchase of real estate, were $21.4 million and $25.7 million for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025, we sold one Nissan franchise (one dealership location) in Denver, Colorado and one Volvo franchise in Greenville, South Carolina for proceeds of $33.5 million. During the three months ended March 31, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware for an aggregate purchase price of $102.0 million.
During the three months ended March 31, 2024, we acquired real estate properties for $67.4 million and also purchased previously leased real estate properties for $11.9 million. We did not acquire real estate properties during the three months ended March 31, 2025.
We purchased $58.6 million and $20.1 million of debt securities during the three months ended March 31, 2025 and 2024, respectively.

We received proceeds of $46.0 million and $9.5 million from the sale of debt securities during the three months ended March 31, 2025 and 2024, respectively.
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
Financing Activities—
Net cash used in financing activities totaled $169.3 million and $180.2 million for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025 and 2024, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.14 billion and $2.53 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $2.26 billion and $2.63 billion, respectively.
During the three months ended March 31, 2025 and 2024, we had non-trade floor plan repayments associated with dealership divestitures of $17.4 million and $6.9 million, respectively.
Repayments of borrowings totaled $13.6 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively.
There were $302.7 million borrowings and $302.7 million repayments under our Revolving Credit Facility during the three months ended March 31, 2025. During the three months ended March 31, 2024, there were $582.8 million borrowings and repayments under our Revolving Credit Facility.
During the three months ended March 31, 2025, we repurchased 42,780 shares of our common stock for $12.5 million from employees in connection with a net share settlement feature of employee equity-based awards. During the three months ended March 31, 2024, we repurchased 239,790 shares of our common stock under our Repurchase Program for a total of $50.0 million and repurchased 45,399 shares of our common stock for $9.8 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" of the Company's condensed consolidated financial statements.
Guarantor Financial Information
As of March 31, 2025, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries"). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
	As of
	March 31, 2025	December 31, 2024
	(In millions)
Current assets	$3,033.9	$2,927.7
Current assets - affiliates	$0.4	$0.5
Non-current assets	$6,420.3	$6,576.9

Current liabilities	$2,042.6	$2,372.4
Current liabilities - affiliates	$21.4	$26.9
Non-current liabilities	$3,511.1	$3,522.5
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries

For the Three Months Ended March 31,
2025
(In millions)
Net sales	$4,064.4
Gross profit	$699.3
Income from operations	$214.8
Net income	$117.6

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1.49 billion of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of March 31, 2025, a 100 basis point change in interest rates would result in a change of $14.9 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2025 and 2024 by $25.6 million and $23.0 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of March 31, 2025 we had five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. The following table provides information on the attributes of each swap as of March 31, 2025:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)	(In millions)	(In millions)
January 2022	$300.0	$255.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$156.7	$110.6	May 2031
July 2020	$93.5	$69.7	$50.6	December 2028
July 2020	$85.5	$61.3	$57.3	November 2025
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness is due to control deficiencies in information technology general controls ("ITGCs") identified at Jim Koons Dealerships ("Koons") that we acquired in December 2023. Specifically, the material weakness is due to insufficient control activities at a third-party software vendor for the Dealer Management System ("DMS") utilized by Koons. The third-party software vendor who supports the DMS on behalf of Koons does not have a Service Organization Control ("SOC") report that covers the DMS currently being utilized. The ineffective ITGCs limited the level of assurance over the completeness and accuracy of information derived from the affected IT application used in automated and manual business process controls at Koons. Refer to Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information.
As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management is in the process of implementing its remediation plan. Our remediation efforts include the transition of Koons to another DMS in 2025. We expect that the material weakness will be remediated in 2025, once Koons has transitioned to another DMS and the ITGCs have operated for a sufficient period for management to conclude, through testing, that the controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2024. For more information, see Note 13 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.
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
Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2025 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
01/01/2025 - 01/31/2025	8	$236.93	—	$275.9
02/01/2025 - 02/28/2025	37,485	$298.43	—	$275.9
03/01/2025 - 03/31/2025	5,287	$252.95	—	$275.9
Total	42,780		—
On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"), for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal securities laws and other legal and contractual requirements.
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
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Description of Documents
2.1	Purchase and Sale Agreement, dated February 14, 2025, by and among Asbury Automotive Group L.L.C., Herbert G. Chambers, Jennings Road Management Corp., the Dealership Companies (as defined therein) and the Real Estate Companies (as defined therein).
10.1	First Amendment to the Fourth Amended and Restated Credit Agreement, dated April 9, 2025, among Asbury Automotive Group, Inc., as a borrower and guarantor, certain of its subsidiaries, as vehicle borrowers and subsidiary guarantors, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025).
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	April 30, 2025	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	April 30, 2025	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer