Form 10-Q
period 2025-06-30
ASBURY AUTOMOTIVE GROUP INC
filed 2025-07-30
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of July 28, 2025 was 19,660,638.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.8	$69.4
Short-term investments	2.8	14.4
Contracts-in-transit, net	213.7	263.8
Accounts receivable, net	258.6	285.5
Inventories, net	1,942.2	1,978.8
Assets held for sale	245.2	174.4
Other current assets	412.4	351.7
Total current assets	3,129.6	3,137.9
INVESTMENTS	385.5	334.2
PROPERTY AND EQUIPMENT, net	2,486.0	2,550.7
OPERATING LEASE RIGHT-OF-USE ASSETS	211.2	220.1
GOODWILL	1,974.7	2,044.7
INTANGIBLE FRANCHISE RIGHTS	1,816.9	1,911.7
OTHER LONG-TERM ASSETS	127.7	137.8
Total assets	$10,131.6	$10,337.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$289.5	$349.9
Floor plan notes payable—non-trade, net	999.1	1,344.8
Current maturities of long-term debt	80.9	114.7
Current maturities of operating leases	25.7	28.1
Accounts payable and accrued liabilities	764.9	761.4
Deferred revenue—current	243.0	235.5
Liabilities associated with assets held for sale	—	1.9
Total current liabilities	2,403.1	2,836.3
LONG-TERM DEBT	2,964.1	3,023.9
LONG-TERM LEASE LIABILITY	193.7	200.0
DEFERRED REVENUE	553.1	530.5
DEFERRED INCOME TAXES	183.4	187.7
OTHER LONG-TERM LIABILITIES	57.2	56.4
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,768,966 and 41,649,426 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,320.4	1,305.1
Retained earnings	3,503.7	3,218.9
Treasury stock, at cost; 22,108,904 and 22,065,478 shares, respectively	(1,091.8)	(1,079.2)
Accumulated other comprehensive income	44.3	56.8
Total shareholders' equity	3,777.0	3,502.1
Total liabilities and shareholders' equity	$10,131.6	$10,337.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE:
New vehicle	$2,303.9	$2,164.9	$4,442.0	$4,229.1
Used vehicle	1,285.8	1,308.0	2,521.6	2,664.9
Parts and service	601.5	580.9	1,189.1	1,171.2
Finance and insurance, net	182.0	192.4	368.9	382.1
TOTAL REVENUE	4,373.1	4,246.2	8,521.6	8,447.4
COST OF SALES:
New vehicle	2,143.9	2,009.8	4,138.9	3,911.2
Used vehicle	1,216.8	1,247.0	2,388.1	2,532.0
Parts and service	246.7	241.0	491.6	497.2
Finance and insurance	13.8	17.7	26.9	26.3
TOTAL COST OF SALES	3,621.2	3,515.5	7,045.5	6,966.7
GROSS PROFIT	751.9	730.7	1,476.1	1,480.7
OPERATING EXPENSES:
Selling, general, and administrative	475.5	476.5	931.8	945.1
Depreciation and amortization	19.0	18.2	38.2	36.9
Asset impairments	—	135.4	14.3	135.4
INCOME FROM OPERATIONS	257.4	100.5	491.7	363.3
OTHER EXPENSES (INCOME):
Floor plan interest expense	18.1	21.0	38.8	43.8
Other interest expense, net	41.4	45.1	83.7	89.2
Gain on dealership divestitures, net	(5.9)	(3.6)	(10.1)	(3.6)
Total other expenses, net	53.6	62.5	112.5	129.4
INCOME BEFORE INCOME TAXES	203.8	38.0	379.2	233.9
Income tax expense	51.0	9.9	94.4	58.7
NET INCOME	$152.8	$28.1	$284.9	$175.2
EARNINGS PER SHARE:
Basic—
Net income	$7.77	$1.40	$14.50	$8.66
Diluted—
Net income	$7.76	$1.39	$14.46	$8.64
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.7	20.1	19.6	20.2
Restricted stock	—	0.1	—	—
Performance share units	—	—	0.1	0.1
Diluted	19.7	20.2	19.7	20.3

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$152.8	$28.1	$284.9	$175.2
Other comprehensive income:
Change in fair value of cash flow swaps	(8.5)	(0.6)	(22.2)	9.4
Income tax benefit (expense) associated with cash flow swaps	2.1	0.1	5.6	(2.3)
Unrealized gains (losses) on available-for-sale debt securities	1.4	(1.6)	5.3	(4.3)
Income tax (expense) benefit associated with available-for-sale debt securities	(0.3)	0.3	(1.2)	0.9
Comprehensive income	$147.5	$26.4	$272.3	$178.8

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2024	41,649,426	$0.4	$1,305.1	$3,218.9	22,065,478	$(1,079.2)	$56.8	$3,502.1
Comprehensive Income:
Net income	—	—	—	132.1	—	—	—	132.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $3.5 million tax benefit	—	—	—	—	—	—	(10.3)	(10.3)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.9 million tax expense	—	—	—	—	—	—	3.0	3.0
Comprehensive income	—	—	—	132.1	—	—	(7.2)	124.9
Share-based compensation	—	—	9.1	—	—	—	—	9.1
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	117,992	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	42,780	(12.5)	—	(12.5)
Balances, March 31, 2025	41,767,418	$0.4	$1,314.2	$3,351.0	22,108,258	$(1,091.7)	$49.6	$3,623.5
Comprehensive Income:
Net income	—	—	—	152.8	—	—	—	152.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.1 million tax benefit	—	—	—	—	—	—	(6.3)	(6.3)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.3 million tax expense	—	—	—	—	—	—	1.0	1.0
Comprehensive income	—	—	—	152.8	—	—	(5.3)	147.5
Share-based compensation	—	—	6.2	—	—	—	—	6.2
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	1,548	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	646	(0.2)	—	(0.2)
Balances, June 30, 2025	41,768,966	$0.4	$1,320.4	$3,503.7	22,108,904	$(1,091.8)	$44.3	$3,777.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.1	$3,244.1
Comprehensive Income:
Net income	—	—	—	147.1	—	—	—	147.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.5 million tax expense	—	—	—	—	—	—	7.5	7.5
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.6 million tax benefit	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	147.1	—	—	5.3	152.4
Share-based compensation	—	—	10.5	—	—	—	—	10.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,845	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	239,790	(50.4)	—	(50.4)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,399	(9.8)	—	(9.8)
Retirement of common stock	(239,790)	—	(2.9)	(47.1)	(239,790)	50.0	—	—
Balances, March 31, 2024	42,236,056	$0.4	$1,296.1	$3,061.5	22,063,936	$(1,077.5)	$66.4	$3,346.9
Comprehensive Income:
Net income	—	—	—	28.1	—	—	—	28.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.1 million tax benefit	—	—	—	—	—	—	(0.4)	(0.4)
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.3 million tax benefit	—	—	—	—	—	—	(1.3)	(1.3)
Comprehensive income	—	—	—	28.1	—	—	(1.7)	26.4
Share-based compensation	—	—	5.7	—	—	—	—	5.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	841	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	192,599	(48.2)	—	(48.2)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	262	(0.1)	—	(0.1)
Retirement of common stock	(192,599)	—	(2.3)	(40.9)	(192,599)	43.2	—	—
Balances, June 30, 2024	42,044,298	$0.4	$1,299.5	$3,048.7	22,064,198	$(1,082.5)	$64.7	$3,330.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$284.9	$175.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	38.2	36.9
Share-based compensation	15.3	16.2
Asset impairments	14.3	135.4
Loaner vehicle amortization	24.0	23.9
Gain on divestitures, net	(10.1)	(3.6)
Change in right-of-use asset	14.4	14.3
Other adjustments, net	3.2	5.7
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit, net	50.1	69.5
Accounts receivable, net	26.7	(9.5)
Inventories, net	(2.0)	(307.0)
Other current assets	(90.1)	(54.2)
Floor plan notes payable—trade, net	(56.9)	(92.3)
Deferred revenue	30.1	22.7
Accounts payable and accrued liabilities	(2.8)	14.3
Operating lease liabilities	(14.2)	(13.3)
Other long-term assets and liabilities, net	(8.7)	(11.4)
Net cash provided by operating activities	316.4	22.7
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(59.5)	(65.4)
Capital expenditures—real estate	—	(67.4)
Purchases of previously leased real estate	—	(11.9)
Acquisitions	—	(4.7)
Proceeds from dealership divestitures	222.3	149.3
Purchases of debt securities—available-for-sale	(97.9)	(39.4)
Proceeds from the sale of debt securities—available-for-sale	64.2	21.5
Net cash provided by (used in) investing activities	129.1	(18.0)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	4,510.4	4,834.1
Floor plan repayments—non-trade	(4,817.8)	(5,081.3)
Floor plan repayments—divestitures	(41.8)	(26.1)
Repayments of borrowings	(98.2)	(37.6)
Proceeds from revolving credit facility	602.7	1,013.5
Repayments of revolving credit facility	(602.7)	(582.8)
Purchases of treasury stock	—	(93.2)
Repurchases of common stock, associated with net share settlements of employee share-based awards	(12.7)	(9.9)
Net cash (used in) provided by financing activities	(460.1)	16.7
Net (decrease) increase in cash and cash equivalents	(14.6)	21.5
CASH AND CASH EQUIVALENTS, beginning of period	69.4	45.7
CASH AND CASH EQUIVALENTS, end of period	$54.8	$67.2

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Asbury Automotive Group, Inc. ("Asbury" or the "Company"), a Delaware corporation organized in 2002, is one of the largest automotive retailers in the United States. Our store operations are conducted by our subsidiaries.
As of June 30, 2025, we owned and operated 189 new vehicle franchises (146 dealership locations), representing 31 brands of automobiles and 37 collision centers in 13 states. For the six months ended June 30, 2025, our new vehicle revenue brand mix consisted of 30% luxury, 40% imports and 30% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The F&I products are provided by Total Care Auto, Powered by Landcar ("TCA") and independent third parties. The Company reflects its operations in two reportable segments: Dealerships and TCA.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and reflect the consolidated accounts of the Company and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. If necessary, reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to conform to current presentation.
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There were no share repurchases or retirements during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company repurchased and retired 192,599 and 432,389 shares of our common stock under our share repurchase program, respectively. The cash paid for these share repurchases was $93.2 million for the six months ended June 30, 2024.

On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of June 30, 2025, the Company had $275.9 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without further notice.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 7,829 and 145 restricted share units and 11 and no performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended June 30, 2025 and 2024, respectively, because they were anti-dilutive. During the six months ended June 30, 2025 and 2024, the Company excluded 7,630 and 2,865 restricted share units and 14 and 23 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the Three Months Ended June 30,
	2025	2024
	(In millions)
Revenue:
New vehicle	$2,303.9	$2,164.9
Used vehicle retail	1,129.4	1,167.2
Used vehicle wholesale	156.3	140.9
New and used vehicle	3,589.7	3,472.9
Sale of vehicle parts and accessories	124.4	125.2
Vehicle repair and maintenance services	477.1	455.6
Parts and services	601.5	580.9
Finance and insurance, net	182.0	192.4
Total revenue	$4,373.1	$4,246.2

	For the Six Months Ended June 30,
	2025	2024
	(In millions)
Revenue:
New vehicle	$4,442.0	$4,229.1
Used vehicle retail	2,208.3	2,358.5
Used vehicle wholesale	313.2	306.4
New and used vehicle	6,963.5	6,894.1
Sale of vehicle parts and accessories	249.9	258.9
Vehicle repair and maintenance services	939.2	912.3
Parts and service	1,189.1	1,171.2
Finance and insurance, net	368.9	382.1
Total revenue	$8,521.6	$8,447.4
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets, January 1, 2025	$17.8	$12.8	$90.1	$120.7
Transferred to receivables from contract assets recognized at the beginning of the period	(17.8)	(1.9)	—	(19.7)
Amortization of costs incurred to obtain a contract with a customer	—	—	(7.2)	(7.2)
Costs incurred to obtain a contract with a customer	—	—	11.0	11.0
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	17.5	1.6	—	19.1
Contract Assets, March 31, 2025	$17.5	$12.5	$93.9	$123.9

Contract Assets (current), March 31, 2025	$17.5	$12.5	$25.3	$55.3
Contract Assets (long-term), March 31, 2025	$—	$—	$68.6	$68.6

Transferred to receivables from contract assets recognized at the beginning of the period	(17.5)	(1.8)	—	(19.2)
Amortization of costs to obtain a contract with a customer	—	—	(6.8)	(6.8)
Costs incurred to obtain a contract with a customer	—	—	14.3	14.3
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	18.3	1.5	—	19.8
Contract Assets, June 30, 2025	$18.3	$12.3	$101.5	$132.1

Contract Assets (current), June 30, 2025	$18.3	$12.3	$27.4	$58.0
Contract Assets (long-term), June 30, 2025	$—	$—	$74.0	$74.0
Deferred Revenue
The condensed consolidated balance sheet reflects $796.2 million and $766.0 million of deferred revenue as of June 30, 2025 and December 31, 2024, respectively. Approximately $140.3 million of deferred revenue at December 31, 2024 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the six months ended June 30, 2025.
3. ACQUISITIONS AND DIVESTITURES
Herb Chambers Acquisition
On July 21, 2025, we completed the acquisition of The Herb Chambers Companies (collectively, the "Businesses"). The Herb Chambers acquisition continues Asbury's expansion in the northeast region of the United States.
As a result of the Herb Chamber acquisition, we acquired substantially all of the assets including the real property related thereto, for a total preliminary purchase price of approximately $1.82 billion which includes $750.0 million for goodwill and franchise rights, approximately $610.0 million for real estate and leasehold improvements and approximately $460.0 million for new vehicles, used vehicles, service loaner vehicles, fixed assets and parts and supplies. The acquisition was financed by borrowings under our new vehicle floor plan and used vehicle floor plan facilities and borrowings under a real estate facility. The preliminary purchase price was paid in cash. The Businesses comprise 33 dealerships, 52 franchises and three collision centers. The Businesses will form part of our Dealerships segment.
We are in the process of finalizing the accounting for the Herb Chambers acquisition. However, due to the limited time, we have not completed our analysis of identifying and estimating the fair value of assets acquired and liabilities assumed. The Company expects to provide preliminary purchase price allocation information within its consolidated interim financial statements as of and for the three and nine months ended September 30, 2025, to be filed in its Quarterly Report on Form 10-Q for the period then ended.
The Company recorded $5.1 million of acquisition related costs during the six months ended June 30, 2025. These costs are included in selling, general, and administrative expenses in the condensed consolidated statements of income.
Goodwill and manufacturer franchise rights associated with our Dealerships segment acquisitions are deductible for federal and state income tax purposes ratably over a 15-year period.
There were no acquisitions during the six months ended June 30, 2025 and 2024.

Divestitures
During the six months ended June 30, 2025, we sold two Toyota franchises (two dealership locations) in San Diego, California, and Los Angeles, California, one Nissan franchise (one dealership location) in Denver, Colorado, one Volvo franchise (one dealership location) in Greenville, South Carolina, and three franchises in Salt Lake City, Utah, comprising one Chevrolet franchise (one dealership location), one Chrysler Jeep Dodge Ram franchise (one dealership location) and one Ford franchise (one dealership location). The Company recorded a pre-tax gain totaling $10.1 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the six months ended June 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado, and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $3.6 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures, net.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	June 30, 2025	December 31, 2024
	(In millions)
Vehicle receivables	$79.2	$85.0
Manufacturer receivables	87.2	101.4
Other receivables	95.6	102.3
Total accounts receivable	262.0	288.6
Less—Allowance for credit losses	(3.4)	(3.2)
Accounts receivable, net	$258.6	$285.5
5. INVENTORIES
Inventories consisted of the following:

	As of
	June 30, 2025	December 31, 2024
	(In millions)
New vehicles	$1,377.4	$1,450.6
Used vehicles	420.0	382.1
Parts and accessories	144.7	146.0
Total inventories, net (a)	$1,942.2	$1,978.8
___________________________
(a) Inventories, net as of June 30, 2025 and December 31, 2024, excluded $49.4 million and $58.7 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $9.3 million and $9.7 million, respectively, as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, certain automobile manufacturer incentives reduced new vehicle inventory cost by $13.7 million and $13.8 million, respectively, and reduced new vehicle cost of sales for the three months ended June 30, 2025 and 2024 by $32.3 million and $27.0 million, respectively. For the six months ended June 30, 2025 and 2024, new vehicle cost of sales was reduced by $61.4 million and $53.3 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate that we are actively marketing to sell.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	June 30, 2025	December 31, 2024
	(In millions)
Assets:
Inventory	$49.4	$58.7
Loaners, net	3.7	1.5
Property and equipment, net	88.4	89.1
Operating lease right-of-use assets	—	1.9
Goodwill	53.8	—
Franchise rights	50.0	23.1
Total assets held for sale	245.2	174.4
Liabilities:
Current maturities of operating leases	—	0.2
Operating lease liabilities	—	1.7
Total liabilities associated with assets held for sale	—	1.9
Net assets held for sale	$245.2	$172.4
As of June 30, 2025, assets held for sale consisted of five franchises (five dealership locations) in addition to two real estate properties. In July 2025, the Company completed the sale of four franchises (four dealership locations).
In March 2025, the Company recognized a $14.3 million pre-tax non-cash franchise rights impairment charge in connection with five dealerships that were classified as assets held for sale in March 2025. The quantitative assessment for each disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less costs to sell. The Company determined the estimated fair value of each disposal group based on estimated sales proceeds less costs to sell. These franchise rights impairment charges are reflected in asset impairments in our condensed consolidated statements of income for the six months ended June 30, 2025.
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

7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$2.8	$—	$—	$2.8
U.S. Treasury	1.8	—	—	1.8
Municipal	4.8	0.1	—	4.9
Corporate	167.2	2.8	—	169.9
Mortgage and other asset-backed securities	207.6	2.0	(0.7)	208.9
Total investments	$384.3	$4.9	$(0.8)	$388.3

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$14.4	$—	$—	$14.4
U.S. Treasury	2.6	—	—	2.6
Municipal	10.6	0.1	(0.1)	10.6
Corporate	152.0	0.8	(0.9)	151.9
Mortgage and other asset-backed securities	170.1	0.6	(1.7)	169.1
Total investments	$349.8	$1.6	$(2.7)	$348.6
As of June 30, 2025 and December 31, 2024, the Company had $3.0 million and $2.8 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of June 30, 2025
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$2.8	$2.8
Due in 1-5 years	123.5	125.3
Due in 6-10 years	48.3	49.2
Due after 10 years	2.0	2.1
Total by maturity	176.6	179.4
Mortgage and other asset-backed securities	207.6	208.9
Total investment securities	$384.3	$388.3
There were $0.1 million gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended June 30, 2025. There were $0.2 million gross losses and $0.4 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the six months ended June 30, 2025.

There were no gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended June 30, 2024. There were no gross losses and $0.3 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the six months ended June 30, 2024.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2025.

	As of June 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$0.9	$—	$0.9	$—
U.S. Treasury	—	—	0.8	—	0.8	—
Municipal	—	—	1.4	—	1.4	—
Corporate	4.9	—	3.0	—	7.9	—
Mortgage and other asset-backed securities	24.6	(0.1)	22.1	(0.6)	46.7	(0.7)
Total debt securities	$29.5	$(0.1)	$28.2	$(0.6)	$57.7	$(0.8)

	As of December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$0.3	$—	$3.9	$—	$4.1	$—
U.S. Treasury	1.1	—	1.4	—	2.5	—
Municipal	3.4	(0.1)	1.6	—	4.9	(0.1)
Corporate	64.3	(0.5)	26.6	(0.4)	90.9	(0.9)
Mortgage and other asset-backed securities	78.5	(1.0)	26.4	(0.7)	104.9	(1.7)
Total debt securities	$147.5	$(1.6)	$59.8	$(1.2)	$207.3	$(2.7)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three and six months ended June 30, 2025.

8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	June 30, 2025	December 31, 2024
	(In millions)
Floor plan notes payable—trade	$290.5	$350.9
Floor plan notes payable offset account	(1.0)	(1.0)
Floor plan notes payable—trade, net	$289.5	$349.9

Floor plan notes payable—new non-trade	$1,295.7	$1,359.8
Floor plan notes payable—used non-trade	—	100.7
Floor plan notes payable offset account	(296.7)	(115.7)
Floor plan notes payable—non-trade, net	$999.1	$1,344.8
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America as of June 30, 2025 and December 31, 2024 were $57.0 million and $56.7 million, respectively. Loaner vehicles notes payable related to OEMs as of June 30, 2025 and December 31, 2024 were $172.2 million and $161.5 million, respec0tively.
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

The increases under the Amendment were effective concurrently with the consummation of the acquisition of the Herb Chambers Dealerships which occurred on July 21, 2025.

9. DEBT
Long-term debt consisted of the following:

	As of
	June 30, 2025	December 31, 2024
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	28.4	29.6
2021 Real Estate Facility	525.6	579.9
2021 BofA Real Estate Facility	154.9	158.6
2018 Bank of America Facility	36.1	37.9
2018 Wells Fargo Master Loan Facility	59.7	62.2
2015 Wells Fargo Master Loan Facility	—	32.0
Finance lease liability	8.3	8.4
Total debt outstanding	3,063.0	3,158.5
Add—unamortized premium on 4.50% Senior Notes due 2028	0.4	0.5
Add—unamortized premium on 4.75% Senior Notes due 2030	1.0	1.1
Less—debt issuance costs	(19.3)	(21.5)
Long-term debt, including current portion	3,045.0	3,138.6
Less—current portion, net of debt issuance costs	(80.9)	(114.7)
Long-term debt	$2,964.1	$3,023.9

Wells Fargo Real Estate Facility
On July 21, 2025, certain subsidiaries of Asbury Automotive Group, Inc. (the “Company”) borrowed $546.5 million (the “2025 Real Estate Facility”) under a real estate term loan credit agreement, dated as of July 21, 2025 (the “Real Estate Credit Agreement”) by and among the Company, certain of the Company’s subsidiaries that own or lease the real estate financed thereunder, as borrowers, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the various financial institutions parties thereto, as lenders (the “Lenders”). The Real Estate Facility matures ten years from the initial funding date (the “Maturity Date”). The Company used the proceeds from these borrowings, together with other available funds, to finance the Herb Chambers acquisition.

Term loans under the 2025 Real Estate Facility bear interest, at our option, based on (1) SOFR plus 2% per annum or (2) the Base Rate (as described below) plus 1% per annum. The Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus .50% and (c) Term SOFR for a one month tenor in effect on such date plus 1%. We will be required to make 118 consecutive monthly principal payments, commencing September 1, 2025, with a balloon repayment of the outstanding principal amount of loans due on the Maturity Date. Borrowings under the 2025 Real Estate Facility are guaranteed by the Company and certain of the Company’s subsidiaries, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.

The representations, warranties and covenants in the Real Estate Credit Agreement are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Real Estate Credit Agreement. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The Real Estate Credit Agreement also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the Real Estate Credit Agreement to immediately repay all amounts outstanding thereunder.
10. FINANCIAL INSTRUMENTS AND FAIR VALUE
In determining fair value, we use various valuation approaches, including market and income approaches. Accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability, developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

A summary of the carrying values and fair values of our subordinated long-term debt notes and our mortgage notes payable bearing interest at fixed rates is as follows:

	As of
	June 30, 2025	December 31, 2024
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$403.7	$403.4
4.625% Senior Notes due 2029	792.6	791.9
4.75% Senior Notes due 2030	443.0	442.8
5.00% Senior Notes due 2032	593.5	593.0
Mortgage notes payable bearing interest at fixed rates	28.4	29.6
Total carrying value	$2,261.1	$2,260.6

Fair Value:
4.50% Senior Notes due 2028	$397.9	$385.8
4.625% Senior Notes due 2029	772.0	742.0
4.75% Senior Notes due 2030	429.4	412.7
5.00% Senior Notes due 2032	570.0	546.0
Mortgage notes payable bearing interest at fixed rates	28.2	29.3
Total fair value	$2,197.5	$2,115.8

Interest Rate Swap Agreements
We currently have five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate.
The following table provides information on the attributes of each swap as of June 30, 2025:

Inception Date	Notional Principal at Inception	Notional Value as of June 30, 2025	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$251.3	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$154.9	$110.6	May 2031
July 2020	$93.5	$68.4	$50.6	December 2028
July 2020	$85.5	$60.0	$57.3	November 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 inputs. The fair value of our swaps as of June 30, 2025 and December 31, 2024 reflect a net asset of $54.4 million and $76.6 million, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	June 30, 2025	December 31, 2024
	(In millions)
Other current assets	$17.1	$20.3
Other long-term assets	37.3	56.3
Total fair value	$54.4	$76.6
Our interest rate swaps qualify for cash flow hedge accounting treatment. These interest rate swaps are marked to market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income and reclassified to interest expense in the same period or periods during which the hedged transactions affect earnings. Information about the effects of our interest rate swap agreements in the accompanying condensed consolidated statements of income and condensed consolidated statements of comprehensive income, is as follows (in millions):

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$(2.4)	Other interest expense, net	$(6.1)
2024	$8.1	Other interest expense, net	$(8.7)

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$(9.9)	Other interest expense, net	$(12.3)
2024	$27.2	Other interest expense, net	$(17.8)
 On the basis of yield curve conditions as of June 30, 2025 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $17.1 million.
Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$13.6	$—	$—	$13.6
Short-term investments	0.6	2.2	—	2.8
U.S. Treasury	1.8	—	—	1.8
Municipal	—	4.9	—	4.9
Corporate	0.3	169.6	—	169.9
Mortgage and other asset-backed securities	—	208.9	—	208.9
Total	$2.7	$385.6	$—	$388.3

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$12.7	$—	$—	$12.7
Short-term investments	3.5	10.9	—	14.4
U.S. Treasury	2.6	—	—	2.6
Municipal	—	10.6	—	10.6
Corporate	—	151.9	—	151.9
Mortgage and other asset-backed securities	—	169.1	—	169.1
Total	$6.1	$342.5	$—	$348.6
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
Information about the effects of our available-for-sale debt securities in the accompanying condensed consolidated statements of income and condensed consolidated statements of comprehensive income, is as follows (in millions):

For the Three Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$1.3	Revenue-Finance and insurance, net	$(0.1)
2024	$(1.4)	Revenue-Finance and insurance, net	$0.2

For the Six Months Ended June 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$5.2	Revenue-Finance and insurance, net	$—
2024	$(4.0)	Revenue-Finance and insurance, net	$0.3
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2025 and 2024, we made interest payments, including amounts capitalized, totaling $127.7 million and $131.8 million, respectively.
During the six months ended June 30, 2025 and 2024 we made income tax payments, net of refunds received, totaling $61.0 million and $63.8 million, respectively.
During the six months ended June 30, 2025 and 2024, we transferred $218.4 million and $232.3 million, respectively, of loaner vehicles from other current assets to inventory in our condensed consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying condensed consolidated statements of cash flows.

12. SEGMENT INFORMATION
As of June 30, 2025, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic region-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment.
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
Reportable segment financial information for the three and six months ended June 30, 2025 and 2024, are as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Dealerships	TCA	Total	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$4,293.6	$79.5	$4,373.1	$4,170.8	$75.4	$4,246.2
Intersegment revenue	74.1	—	74.1	54.5	—	54.5
	$4,367.8	$79.5	$4,447.3	$4,225.3	$75.4	$4,300.7
Reconciliation of revenue
Elimination of inter-segment revenue			(74.1)			(54.5)
Total consolidated revenue			$4,373.1			$4,246.2

Less:
Cost of sales
New vehicle	2,143.9	—		2,009.8	—
Used vehicle	1,216.8	—		1,247.0	—
Parts and service	256.9	—		255.9	—
Finance and insurance	—	59.3		—	55.3
Selling, general and administrative expenses
Personnel costs	318.8	—		315.0	—
Rent and related expenses	28.6	—		36.2	—
Advertising	17.1	—		15.4	—
Other selling, general and administrative expense	116.5	—		113.5	—
Other segment items	—	1.7		—	1.7
Depreciation and amortization	19.0	0.1		18.1	0.1
Floor plan interest expense	18.1	—		21.0	—
Segment operating income	$232.1	$18.5	$250.6	$193.3	$18.3	$211.7

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(74.1)			(54.5)
Total intersegment cost of sales eliminations			55.6			52.5
Deferral of SG&A expense (related to capitalized contract costs offset by amortization)			7.2			5.2
Total intersegment eliminations			(11.3)			3.2
Asset impairments			—			(135.4)
Other interest expense, net			(41.4)			(45.1)
Gain on dealership divestitures, net			5.9			3.6
Income before income taxes			$203.8			$38.0

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Dealerships	TCA	Total	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$8,358.0	$163.6	$8,521.6	$8,297.9	$149.5	$8,447.4
Intersegment revenue	136.5	—	136.5	109.4	—	109.4
	$8,494.5	$163.6	$8,658.1	$8,407.3	$149.5	$8,556.8
Reconciliation of revenue
Elimination of inter-segment revenue			(136.5)			(109.4)
Total consolidated revenue			$8,521.6			$8,447.4

Less:
Cost of sales
New vehicle	4,138.9	—		3,911.2	—
Used vehicle	2,388.1	—		2,532.0	—
Parts and service	511.2	—		516.7	—
Finance and insurance	—	120.3		—	108.3
Selling, general and administrative expenses
Personnel costs	627.8	—		631.5	—
Rent and related expenses	49.8	—		65.9	—
Advertising	32.3	—		31.8	—
Other selling, general and administrative expense	229.0	—		223.8	—
Other segment items	—	3.6		—	3.5
Depreciation and amortization	38.1	0.1		36.7	0.2
Floor plan interest expense	38.8	—		43.8	—
Segment operating income	$440.5	$39.6	$480.1	$413.8	$37.6	$451.4

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(136.5)			(109.4)
Total intersegment cost of sales eliminations			112.9			101.5
Deferral of SG&A expense (related to capitalized contract costs offset by amortization)			10.7			11.3
Total intersegment eliminations			(12.9)			3.5
Asset impairments			(14.3)			(135.4)
Other interest expense, net			(83.7)			(89.2)
Gain on dealership divestitures, net			10.1			3.6
Income before income taxes			$379.2			$233.9

Total assets by segment as of June 30, 2025 and December 31, 2024 are as follows:

	As of June 30, 2025
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$8,961.6	$992.9	$9,954.5	$177.1	$10,131.6

	As of December 31, 2024
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$9,227.6	$1,049.4	$10,277.0	$60.1	$10,337.0
13. COMMITMENTS AND CONTINGENCIES
On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the "FTC") requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act (“ECOA”) in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. On August 16, 2024, after discussions with the FTC stalled, the FTC initiated an administrative proceeding by filing an enforcement action against the Company. On October 4, 2024, the Company filed suit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. Both the administrative proceeding and the Company’s lawsuit remain pending. While the Company disputes the FTC’s allegations, we are unable to reasonably predict the possible outcome of this matter at this time, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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
From time to time, we and our dealerships are or may become involved in various claims relating to, and arising out of, our business and our operations. These claims may involve, but not be limited to, financial and other audits by vehicle manufacturers or lenders and certain federal, state, and local government authorities, which have historically related primarily to (i) incentive and warranty payments received from vehicle manufacturers, or allegations of violations of manufacturer agreements or policies, (ii) compliance with lender rules and covenants, and (iii) payments made to government authorities relating to federal, state, and local taxes, as well as compliance with other government regulations. Claims may also arise through litigation, government proceedings, and other dispute resolution processes. Such claims, including class actions, could relate to, but may not be limited to, the practice of charging administrative fees and other fees and commissions, employment-related matters, truth-in-lending and other dealer assisted financing obligations, contractual disputes, regulatory and compliance issues, disputes arising out of cyber incidents or the disclosure of Personally Identifiable Information (“PII”), actions brought by governmental authorities, and other matters.
We evaluate pending and threatened claims and establish loss contingency reserves based upon outcomes we currently believe to be probable and reasonably estimable. We believe we have adequately accrued reserves for the potential impact of loss contingencies that are probable and reasonably estimable. Based on our review of the various types of claims currently known to us, there is no indication of material reasonably possible losses in excess of amounts accrued in the aggregate. We currently do not anticipate that any known claim will materially adversely affect our financial condition, liquidity, or results of operations. However, the outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on our financial condition, liquidity, or results of operations.
A significant portion of our business involves the sale of vehicles, parts, or vehicles composed of parts that are manufactured outside the United States. As a result, our operations are subject to customary risks of importing merchandise, including fluctuations in the relative values of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and socio-economic conditions in foreign countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs, or other restrictions, or may adjust presently prevailing quotas, duties, or tariffs, which may affect our operations, the pricing of our products and services, and our ability to purchase imported vehicles and/or parts at reasonable prices.
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
We had $25.2 million of letters of credit outstanding as of June 30, 2025, which are required by certain of our insurance providers. In addition, as of June 30, 2025, we maintained a $24.2 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
•the ability to acquire and successfully integrate acquired businesses into our existing operations, realize expected benefits and synergies from such acquisitions, and identify and remediate insufficient control activities of the acquired businesses, if any, given that substantially all of our acquired businesses are private companies;

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
•significant disruptions in the production and delivery of vehicles and parts for any reason, including supply shortages, natural disasters, severe weather, civil unrest, both at home and abroad, product recalls, work stoppages or other occurrences that are outside of our control;
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
•failure of our management information systems and our ability to successfully transition between key information systems, including our ability to successfully incorporate new technologies and transition to Tekion, a dealer management systems provider, from CDK, our existing DMS provider;
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
OVERVIEW
We are one of the largest automotive retailers in the United States. As of June 30, 2025, through our Dealerships segment, we owned and operated 189 new vehicle franchises (146 dealership locations), representing 31 brands of automobiles, within 13 states. As of June 30, 2025, we also operated 37 collision centers, and Total Care Auto, Powered by Landcar ("TCA"), our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both TCA and independent third parties. The F&I products offered by TCA are sold through affiliated dealerships. For the six months ended June 30, 2025, our new vehicle revenue brand mix consisted of 30% luxury, 40% imports and 30% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
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
Herb Chambers acquisition
On July 21, 2025 the Company completed its previously announced acquisition of substantially all of the assets, including real property and businesses of The Herb Chambers Companies (the "Herb Chambers Dealerships") pursuant to a Purchase and Sale Agreement (the "Transaction Agreement") with various entities that comprise the Herb Chambers automotive group (the "Herb Chambers acquisition") for an aggregate purchase price of approximately $1.82 billion which includes $750 million for goodwill, approximately $610 million for the real estate and leasehold improvements and approximately $460.0 million for new vehicles, used vehicles, service loaner vehicles, fixed assets and parts and supplies. The acquisition was primarily funded with borrowings under Asbury’s existing senior credit facility, borrowings under the 2025 Real Estate Facility and cash on hand. The Herb Chambers acquisition comprised 33 dealerships, 52 franchises and three collision centers and real property and businesses of the Herb Chambers Dealerships (collectively, the "Businesses").

Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the six months ended June 30, 2025, increased to $8.52 billion, compared to $8.45 billion for the prior year.
•Consolidated gross profit for the six months ended June 30, 2025, decreased marginally to $1,476.1 million, compared to $1,480.7 million for the prior year.
•The increase in consolidated revenue is primarily due to an increase in new vehicles units sold offset partially by a decrease in used vehicle units sold. The decrease in consolidated gross profit is primarily due to lower gross profit per vehicle sold for new vehicles as margins continue to shift downward from the historic highs in recent years as well as a decrease in F&I gross profit.. The lower new vehicle gross profit per vehicle sold and F&I gross profit was partially offset by an increase in growth in our parts and services gross profit and a slight increase in used vehicle gross profit per vehicle sold.

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
During June 2024, one of the Company's vendors (CDK Global) experienced a cyber-incident impacting certain services provided to the Company and many other automotive retailers, including the Company's sales, service, inventory, customer relationship management, and accounting functions. Beginning on June 19, 2024, the outage affected all Asbury locations, with the exception of our Koons stores which utilized a different dealership management system. All functions of CDK were not fully restored for us until July 8, 2024, with other plug-ins and bolt-on applications coming back online in the weeks thereafter. The CDK outage had a negative impact on our financial results during the quarter ended June 30, 2024 as a result of fewer new and used vehicle sales, which also impacted our F&I business, a reduction in parts and service volumes and certain incremental expenses related to our recovery efforts. The CDK Global cyber-incident did not have a continuing impact on the Company's operations and results in future periods.
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,303.9	$2,164.9	$139.0	6%
Used vehicle	1,285.8	1,308.0	(22.3)	(2)%
Parts and service	601.5	580.9	20.6	4%
Finance and insurance, net	182.0	192.4	(10.4)	(5)%
TOTAL REVENUE	4,373.1	4,246.2	127.0	3%
GROSS PROFIT:
New vehicle	160.0	155.1	4.9	3%
Used vehicle	68.9	61.0	7.9	13%
Parts and service	354.8	339.9	14.9	4%
Finance and insurance	168.1	174.7	(6.6)	(4)%
TOTAL GROSS PROFIT	751.9	730.7	21.2	3%
OPERATING EXPENSES:
Selling, general, and administrative	475.5	476.5	(1.1)	—%
Depreciation and amortization	19.0	18.2	0.8	4%
Asset impairments	—	135.4	(135.4)	NM
INCOME FROM OPERATIONS	257.4	100.5	156.9	156%
OTHER EXPENSES (INCOME):
Floor plan interest expense	18.1	21.0	(2.9)	NM
Other interest expense, net	41.4	45.1	(3.7)	(8)%
Gain on dealership divestitures, net	(5.9)	(3.6)	(2.3)	NM
Total other expenses, net	53.6	62.5	(8.9)	(14)%
INCOME BEFORE INCOME TAXES	203.8	38.0	165.7	NM
Income tax expense	51.0	9.9	41.1	NM
NET INCOME	$152.8	$28.1	$124.6	NM
Net income per common share—Diluted	$7.76	$1.39	$6.36	NM
______________________________
NM—Not Meaningful

	For the Three Months Ended June 30,
	2025	2024
REVENUE MIX PERCENTAGES:
New vehicle	52.7%	51.0%
Used vehicle retail	25.8%	27.5%
Used vehicle wholesale	3.6%	3.3%
Parts and service	13.8%	13.7%
Finance and insurance, net	4.2%	4.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	21.3%	21.2%
Used vehicle retail	8.3%	7.7%
Used vehicle wholesale	0.9%	0.6%
Parts and service	47.2%	46.5%
Finance and insurance, net	22.4%	23.9%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.2%	17.2%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	63.2%	65.2%
Total revenue during the second quarter of 2025 increased by $127.0 million (3%) compared to the second quarter of 2024, due to a $139.0 million (6%) increase in new vehicle revenue, a $20.6 million (4%) increase in parts and service revenue partially offset by a $22.3 million (2%) decrease in used vehicle revenue and a $10.4 million (5%) decrease in F&I, net revenue. During the three months ended June 30, 2025, gross profit increased by $21.2 million (3%) driven by a $14.9 million (4%) increase in parts and service gross profit, a $7.9 million (13%) increase in used vehicle gross profit and a $4.9 million (3%) increase in new vehicle gross profit, partially offset by a $6.6 million (4%) decrease in F&I gross profit.
Income from operations during three months ended June 30, 2025 increased by $156.9 million (156%) compared to three months ended June 30, 2024, primarily due to a $135.4 million decrease in asset impairments in addition to the $21.2 million (3%) increase in gross profit.
Total other expenses, net decreased by $8.9 million (14%) during the second quarter of 2025 as compared to the second quarter of 2024, primarily as a result of a $3.7 million decrease in other interest expense, net, a $2.9 million decrease in floor plan interest expense and a $2.3 million increase in the gain on dealership divestitures, net. Income before income taxes increased $165.7 million to $203.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Overall, net income increased by $124.6 million during the second quarter of 2025 as compared to the second quarter of 2024.

New Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$688.6	$630.0	$58.6	9%
Import	928.2	900.2	27.9	3%
Domestic	687.1	634.6	52.5	8%
Total new vehicle revenue	$2,303.9	$2,164.9	$139.0	6%
Gross profit:
Luxury	$67.2	$59.6	$7.7	13%
Import	57.0	58.7	(1.7)	(3)%
Domestic	35.8	36.8	(1.0)	(3)%
Total new vehicle gross profit	$160.0	$155.1	$4.9	3%
New vehicle units:
Luxury	9,318	8,719	599	7%
Import	22,884	22,663	221	1%
Domestic	12,235	11,297	938	8%
Total new vehicle units	44,437	42,679	1,758	4%

Same Store:
Revenue:
Luxury	$688.6	$630.0	$58.6	9%
Import	904.5	841.3	63.2	8%
Domestic	674.8	616.2	58.6	10%
Total new vehicle revenue	$2,268.0	$2,087.6	$180.4	9%
Gross profit:
Luxury	$67.3	$59.6	$7.7	13%
Import	55.3	56.0	(0.7)	(1)%
Domestic	35.0	36.0	(0.9)	(3)%
Total new vehicle gross profit	$157.6	$151.6	$6.0	4%
New vehicle units
Luxury	9,318	8,719	599	7%
Import	22,306	21,174	1,132	5%
Domestic	12,019	10,947	1,072	10%
Total new vehicle units	43,643	40,840	2,803	7%

New Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per new vehicle sold	$51,846	$50,725	$1,122	2%
Gross profit per new vehicle sold	$3,601	$3,633	$(32)	(1)%
New vehicle gross margin	6.9%	7.2%	(0.2)%

Luxury:
Gross profit per new vehicle sold	$7,214	$6,830	$384	6%
New vehicle gross margin	9.8%	9.5%	0.3%
Import:
Gross profit per new vehicle sold	$2,490	$2,590	$(100)	(4)%
New vehicle gross margin	6.1%	6.5%	(0.4)%
Domestic:
Gross profit per new vehicle sold	$2,927	$3,260	$(333)	(10)%
New vehicle gross margin	5.2%	5.8%	(0.6)%

Same Store:
Revenue per new vehicle sold	$51,967	$51,116	$851	2%
Gross profit per new vehicle sold	$3,611	$3,711	$(100)	(3)%
New vehicle gross margin	6.9%	7.3%	(0.3)%

Luxury:
Gross profit per new vehicle sold	$7,221	$6,838	$383	6%
New vehicle gross margin	9.8%	9.5%	0.3%
Import:
Gross profit per new vehicle sold	$2,479	$2,645	$(166)	(6)%
New vehicle gross margin	6.1%	6.7%	(0.5)%
Domestic:
Gross profit per new vehicle sold	$2,914	$3,284	$(370)	(11)%
New vehicle gross margin	5.2%	5.8%	(0.6)%
For the three months ended June 30, 2025, new vehicle revenue increased by $139.0 million (6%) due to an increase in new vehicle units sold of 1,758 (4%) and an $1,122 (2%) increase in revenue per new vehicle sold as compared to the three months ended June 30, 2024. Same store new vehicle revenue increased by $180.4 million, driven by an increase in new vehicles sold of 2,803 (7%) and an $851 (2%) increase in revenue per new vehicle sold as compared to the three months ended June 30, 2024.
For the three months ended June 30, 2025, new vehicle gross profit and same store new vehicle gross profit increased by $4.9 million (3%) and $6.0 million (4%), respectively. Same store new vehicle gross margin for the three months ended June 30, 2025 decreased 31 basis points to 6.9%. A similar decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended June 30, 2025, was approximately 16.1 million which increased as compared to approximately 15.6 million during the three months ended June 30, 2024. The increase in SAAR period over period reflects higher inventory supply coupled with the effects of the CDK outage in June 2024, which negatively impacted sales in the prior year. Consumer demand for new vehicles around the earlier part of the second quarter of 2025 was driven by automobile tariff uncertainty. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,129.4	$1,167.2	$(37.8)	(3)%
Used vehicle wholesale revenue	156.3	140.9	15.5	11%
Used vehicle revenue	$1,285.8	$1,308.0	$(22.3)	(2)%
Gross profit:
Used vehicle retail gross profit	$62.3	$56.4	$5.9	11%
Used vehicle wholesale gross profit	6.6	4.6	2.0	43%
Used vehicle gross profit	$68.9	$61.0	$7.9	13%
Used vehicle retail units:
Used vehicle retail units	36,233	38,534	(2,301)	(6)%

Same Store:
Revenue:
Used vehicle retail revenue	$1,114.1	$1,128.8	$(14.8)	(1)%
Used vehicle wholesale revenue	154.3	137.4	17.0	12%
Used vehicle revenue	$1,268.4	$1,266.2	$2.2	—%
Gross profit:
Used vehicle retail gross profit	$61.6	$55.7	$6.0	11%
Used vehicle wholesale gross profit	6.5	4.7	1.9	40%
Used vehicle gross profit	$68.2	$60.3	$7.8	13%
Used vehicle retail units:
Used vehicle retail units	35,648	37,027	(1,379)	(4)%

Used Vehicle Metrics—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per used vehicle retailed	$31,171	$30,289	$881	3%
Gross profit per used vehicle retailed	$1,720	$1,463	$257	18%
Used vehicle retail gross margin	5.5%	4.8%	0.7%

Same Store:
Revenue per used vehicle retailed	$31,252	$30,487	$765	3%
Gross profit per used vehicle retailed	$1,729	$1,503	$226	15%
Used vehicle retail gross margin	5.5%	4.9%	0.6%
For the three months ended June 30, 2025, used vehicle revenue decreased by $22.3 million (2%) compared to the same period of the prior year, due to a $37.8 million (3%) decrease in used vehicle retail revenue offset by a $15.5 million (11%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $2.2 million, largely due to a $17.0 million (12%) increase in used vehicle wholesale revenue, offset by a $14.8 million (1%) decrease in used vehicle retail revenue. Total used vehicle retail unit sales decreased by 6% while same store used vehicle retail unit sales decreased by 4% during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. Revenue per used vehicle retailed increased in the second quarter of 2025, along with gross profit margins on both an all store and same store basis.

For the three months ended June 30, 2025, total Company and same store used vehicle retail gross profit margins increased by 69 basis points and 60 basis points, respectively, as compared to the three months ended June 30, 2024. Increases in used vehicle gross margins, on both a total Company and same store basis, were largely driven by a tighter market for used vehicles during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
For the three months ended June 30, 2025, used vehicle retail gross profit margins increased from 4.8% to 5.5% and 4.9% to 5.5% respectively, for all stores and on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit increased $5.9 million (11%) for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 and increased $6.0 million (11%) on a same store basis for the same periods. On a total company basis, our gross profit per used vehicle retailed increased $257 (18%), and on a same store basis, our gross profit per used vehicle retailed increased $226 (15%) when compared to the prior year period, which was primarily driven by increases in used vehicle market prices due to the increase in demand in the quarter as a result of tariff uncertainty.
Parts and Service—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
As Reported:
Parts and service revenue	$601.5	$580.9	$20.6	4%
Parts and service gross profit:
Customer pay	$190.5	$182.2	$8.4	5%
Warranty	50.6	44.1	6.5	15%
Collision	30.4	31.6	(1.1)	(4)%
Wholesale parts	18.6	19.5	(0.9)	(5)%
Parts and service gross profit, excluding reconditioning and preparation	$290.1	$277.3	$12.8	5%
Parts and service gross margin, excluding reconditioning and preparation	48.2%	47.7%	0.5%
Reconditioning and preparation *	$64.7	$62.6	$2.1	3%
Total parts and service gross profit	$354.8	$339.9	$14.9	4%
Total parts and service gross margin	59.0%	58.5%	0.5%

Same Store:
Parts and service revenue	$590.8	$559.3	$31.5	6%
Parts and service gross profit:
Customer pay	$187.3	$174.9	$12.4	7%
Warranty	49.6	42.7	6.9	16%
Collision	30.4	31.6	(1.1)	(4)%
Wholesale parts	18.3	18.9	(0.5)	(3)%
Parts and service gross profit, excluding reconditioning and preparation	$285.7	$268.0	$17.6	7%
Parts and service gross margin, excluding reconditioning and preparation	48.3%	47.9%	0.4%
Reconditioning and preparation *	$63.9	$59.9	$4.0	7%
Total parts and service gross profit	$349.5	$327.9	$21.6	7%
Total parts and service gross margin	59.2%	58.6%	0.5%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $20.6 million (4%) increase in parts and service revenue was primarily due to a $13.1 million (4%) increase in customer pay revenue and a $12.0 million (15%) increase in warranty revenue offset by a $3.1 million (5%) decrease in collision revenue and a $1.3 million (1%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $31.5 million (6%) to $590.8 million during the three months ended June 30, 2025 from $559.3 million during the three months ended June 30, 2024. The increase in same store parts and service revenue was due to a $21.0 million (7%) increase in customer pay revenue, a $12.9 million (17%) increase in warranty revenue and a $0.7 million (1%) increase in wholesale parts revenue, partially offset by a $3.1 million (5%) decrease in collision revenue. The average age of vehicles in 2025 is historically high at 12.8 years. Consumers are retaining vehicles for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the three months ended June 30, 2025, total parts and service gross profit increased by $14.9 million (4%) to $354.8 million and same store total parts and service gross profit increased by $21.6 million (7%) to $349.5 million when compared to the same period of the prior year. The all store and same store increase is primarily due to increased customer pay and warranty volume, which is in line with the increasing trend of aged vehicles but was offset by decreases in body shop and wholesale parts activity.
Finance and Insurance, net—

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$182.0	$192.4	$(10.4)	(5)%
Finance and insurance, net gross profit	$168.1	$174.7	$(6.6)	(4)%
Finance and insurance, net per vehicle sold	$2,084	$2,151	$(67)	(3)%

Same Store:
Finance and insurance, net revenue	$180.1	$187.6	$(7.6)	(4)%
Finance and insurance, net gross profit	$166.2	$169.9	$(3.7)	(2)%
Finance and insurance, net per vehicle sold	$2,096	$2,182	$(86)	(4)%
F&I revenue, net decreased by $10.4 million (5%) during the second quarter of 2025 when compared to the second quarter of 2024, as a result of a 1% decrease in total retail units sold and a $67 (3%) decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $7.6 million (4%) during three months ended June 30, 2025 when compared to three months ended June 30, 2024, as a result of a 4% decrease in F&I per vehicle retailed offset by a 2% increase in total retail units sold. F&I revenue, net was negatively impacted by the deferral of commission revenue on the sale of TCA products, which we continue to roll out to all our stores, as compared to the immediate revenue recognition on the sale of third party F&I products. In addition, customers continue to look for ways to manage lower monthly payments in a high interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Three Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
Finance and insurance, revenue	$15.6	$31.9	$(16.3)	(51)%
Finance and insurance, cost of sales	$13.8	$17.7	$(3.8)	(22)%
Finance and insurance, gross profit	$1.8	$14.2	$(12.5)	NM
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended June 30, 2025, TCA generated $15.6 million revenue, after dealership eliminations, consisting primarily of earned premiums and $5.0 million investment income from the investment portfolio. F&I revenue decreased by $16.3 million (51%) for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to the continued roll-out of TCA products across Asbury dealerships resulting in the deferral of F&I revenue over the TCA contract term as opposed to the immediate recognition of revenue associated with third-party F&I product sales.

Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the three months ended June 30, 2025, TCA recorded $13.8 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
As we continue to integrate TCA, we expect a rollout of TCA products to our Koons stores in the fourth quarter of 2025 and our Herb Chambers stores beginning in 2026. With the ownership of TCA, while the combined profitability of the transaction is higher, the timing of revenue and cost recognition is deferred and amortized over the life of the contract. We expect that this rollout will result in lower F&I revenue and gross profit over the next two to three years due to the change in how the revenue from these contracts are earned.
Selling, General, and Administrative Expense—

	For the Three Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2025	% of Gross Profit	2024	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$312.6	41.6%	$310.7	42.5%	$1.9	(0.9)%
Rent and related expenses	28.7	3.8%	36.2	5.0%	(7.5)	(1.1)%
Advertising	17.1	2.3%	15.4	2.1%	1.7	0.2%
Other	117.0	15.6%	114.2	15.6%	2.9	(0.1)%
Selling, general, and administrative expense	$475.5	63.2%	$476.5	65.2%	$(1.1)	(2.0)%
Gross profit	$751.9		$730.7

Same Store:
Personnel costs	$306.9	41.4%	$299.8	42.2%	$7.0	(0.9)%
Rent and related expenses	28.1	3.8%	35.1	4.9%	(7.0)	(1.2)%
Advertising	16.6	2.2%	14.4	2.0%	2.3	0.2%
Other	114.6	15.5%	110.0	15.5%	4.6	—%
Selling, general, and administrative expense	$466.2	62.9%	$459.3	64.7%	$6.9	(1.8)%
Gross profit	$741.5		$709.8

SG&A expense as a percentage of gross profit decreased 198 basis points from 65.2% for the three months ended June 30, 2024 to 63.2% for the three months ended June 30, 2025, while same store SG&A expense as a percentage of gross profit decreased 183 basis points to 62.9% over the same period in 2025. The decrease in SG&A expense as a percentage of gross profit on a total company and same store basis during the three months ended June 30, 2025 is primarily the result of lower rent and related expenses (inclusive of a $5.0 million insurance recovery in the period) and higher gross profits for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. On a total company basis, SG&A expense decreased by $1.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to a decrease in rent and related expenses of $7.5 million offset by an increase in other expenses arising from transaction costs of $2.2 million associated with an acquisition.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $2.9 million to $18.1 million during the three months ended June 30, 2025 as compared to $21.0 million floor plan interest expense for the three months ended June 30, 2024 primarily due to lower interest rates and higher balances held in our floor plan offset accounts during the three months ended June 30, 2025 as compared to the same period in the prior year.
Other Interest Expense—
Other interest expense decreased $3.7 million (8%) during the three months ended June 30, 2025 from $45.1 million during the three months ended June 30, 2024 to $41.4 million. This increase was primarily due to a $7.2 million increase in our credit facility interest expense and a $1.0 million increase in loaner payable interest expense driven by higher loaner vehicle balances, marginally offset by a decrease of $0.6 million in amortization of capitalized interest expense.
Gain on Dealership Divestitures, net—
During the three months ended June 30, 2025, we sold two Toyota franchises (two dealership locations) in San Diego, California, and Los Angeles, California, and three franchises in Salt Lake City, Utah, comprising one Chevrolet franchise (one dealership location), one Chrysler Jeep Dodge Ram franchise (one dealership location) and one Ford franchise (one dealership location). The Company recorded a pre-tax gain totaling $5.9 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the three months ended June 30, 2024, we sold one Nissan franchise (one dealership location) in Denver, Colorado, and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $3.6 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
Income Tax Expense—
The $41.1 million increase in income tax expense was primarily the result of a $165.7 million increase in income before income taxes. Our effective tax rate for the three months ended June 30, 2025 was 25.0% compared to 26.1% in the prior year comparative period, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation as well as the favorable effects of amended state income tax returns, which are discrete items, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2025 at 25.5%. This estimated effective tax rate includes the effects of the deferred tax impact related to an increase in our estimated future state effective tax rate due to the acquisition of the Herb Chambers Dealerships.

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
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$4,442.0	$4,229.1	$212.9	5%
Used vehicle	2,521.6	2,664.9	(143.4)	(5)%
Parts and service	1,189.1	1,171.2	17.9	2%
Finance and insurance, net	368.9	382.1	(13.2)	(3)%
TOTAL REVENUE	8,521.6	8,447.4	74.2	1%
GROSS PROFIT:
New vehicle	303.1	317.9	(14.8)	(5)%
Used vehicle	133.5	132.9	0.6	—%
Parts and service	697.5	674.0	23.4	3%
Finance and insurance	342.1	355.8	(13.8)	(4)%
TOTAL GROSS PROFIT	1,476.1	1,480.7	(4.6)	—%
OPERATING EXPENSES:
Selling, general, and administrative	931.8	945.1	(13.3)	(1)%
Depreciation and amortization	38.2	36.9	1.3	4%
Asset impairments	14.3	135.4	(121.1)	NM
INCOME FROM OPERATIONS	491.7	363.3	128.4	35%
OTHER EXPENSES (INCOME):
Floor plan interest expense	38.8	43.8	(5.0)	(11)%
Other interest expense, net	83.7	89.2	(5.4)	(6)%
Gain on dealership divestitures, net	(10.1)	(3.6)	(6.4)	NM
Total other expenses, net	112.5	129.4	(16.9)	(13)%
INCOME BEFORE INCOME TAXES	379.2	233.9	145.3	62%
Income tax expense	94.4	58.7	35.7	61%
NET INCOME	$284.9	$175.2	$109.7	63%
Net income per share—Diluted	$14.46	$8.64	$5.82	67%
______________________________
NM—Not Meaningful

	For the Six Months Ended June 30,
	2025	2024
REVENUE MIX PERCENTAGES:
New vehicle	52.1%	50.1%
Used vehicle retail	25.9%	27.9%
Used vehicle wholesale	3.7%	3.6%
Parts and service	14.0%	13.9%
Finance and insurance, net	4.3%	4.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	20.5%	21.5%
Used vehicle retail	8.0%	8.2%
Used vehicle wholesale	1.0%	0.8%
Parts and service	47.3%	45.5%
Finance and insurance, net	23.2%	24.0%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.3%	17.5%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	63.1%	63.8%
Total revenue for the six months ended June 30, 2025 increased by $74.2 million (1%) compared to the six months ended June 30, 2024, due to a $212.9 million (5%) increase in new vehicle revenue and a $17.9 million (2%) increase in parts and service revenue, offset by a $143.4 million (5%) decrease in used vehicle revenue and a $13.2 million (3%) decrease in F&I, revenue, net. The $4.6 million decrease in gross profit during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was driven by a $14.8 million (5%) decrease in new vehicle gross profit and a $13.8 million (4%) decrease in F&I gross profit, offset by a $23.4 million (3%) increase in parts and service gross profit and a $0.6 million increase in used vehicle gross profit.
Income from operations during the six months ended June 30, 2025 increased by $128.4 million (35%), compared to the six months ended June 30, 2024, primarily due to a $121.1 million decrease in asset impairment charges and a $13.3 million (1%) decrease in SG&A expense, partially offset by a $4.6 million decrease in gross profit and a $1.3 million (4%) increase in depreciation and amortization expense.
Total other expenses, net decreased by $16.9 million (13%) as a result of a $6.4 million increase in gain on dealership divestitures, net, a decrease of $5.4 million (6%) in other interest expense, net, and a $5.0 million (11%) decrease in floor plan interest expense recorded during the six months ended June 30, 2025 when compared to the same period of the prior year. Income before income taxes increased $145.3 million (62%) to $379.2 million for the six months ended June 30, 2025. Overall, net income increased by $109.7 million (63%) during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

New Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$1,326.8	$1,238.4	$88.3	7%
Import	1,796.1	1,744.1	52.0	3%
Domestic	1,319.1	1,246.6	72.5	6%
Total new vehicle revenue	$4,442.0	$4,229.1	$212.9	5%
Gross profit:
Luxury	$126.9	$121.4	$5.5	4%
Import	109.3	119.4	(10.1)	(8)%
Domestic	66.9	77.0	(10.2)	(13)%
Total new vehicle gross profit	$303.1	$317.9	$(14.8)	(5)%
New vehicle units:
Luxury	18,012	17,297	715	4%
Import	44,581	44,150	431	1%
Domestic	23,340	21,909	1,431	7%
Total new vehicle units	85,933	83,356	2,577	3%

Same Store:
Revenue:
Luxury	$1,326.8	$1,228.8	$98.0	8%
Import	1,743.6	1,628.5	115.0	7%
Domestic	1,294.3	1,211.1	83.3	7%
Total new vehicle revenue	$4,364.6	$4,068.4	$296.3	7%
Gross profit:
Luxury	$127.0	$120.4	$6.7	6%
Import	105.7	113.6	(7.9)	(7)%
Domestic	65.5	75.1	(9.5)	(13)%
Total new vehicle gross profit	$298.3	$309.0	$(10.7)	(3)%
New vehicle units:
Luxury	18,012	17,134	878	5%
Import	43,305	41,261	2,044	5%
Domestic	22,901	21,241	1,660	8%
Total new vehicle units	84,218	79,636	4,582	6%

New Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per new vehicle sold	$51,691	$50,736	$956	2%
Gross profit per new vehicle sold	$3,527	$3,814	$(287)	(8)%
New vehicle gross margin	6.8%	7.5%	(0.7)%

Luxury:
Gross profit per new vehicle sold	$7,045	$7,021	$24	—%
New vehicle gross margin	9.6%	9.8%	(0.2)%
Import:
Gross profit per new vehicle sold	$2,452	$2,705	$(253)	(9)%
New vehicle gross margin	6.1%	6.8%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$2,866	$3,516	$(651)	(19)%
New vehicle gross margin	5.1%	6.2%	(1.1)%

Same Store:
Revenue per new vehicle sold	$51,826	$51,087	$739	1%
Gross profit per new vehicle sold	$3,542	$3,880	$(338)	(9)%
New vehicle gross margin	6.8%	7.6%	(0.8)%

Luxury:
Gross profit per new vehicle sold	$7,053	$7,026	$27	—%
New vehicle gross margin	9.6%	9.8%	(0.2)%
Import:
Gross profit per new vehicle sold	$2,441	$2,753	$(311)	(11)%
New vehicle gross margin	6.1%	7.0%	(0.9)%
Domestic:
Gross profit per new vehicle sold	$2,862	$3,534	$(672)	(19)%
New vehicle gross margin	5.1%	6.2%	(1.1)%
For the six months ended June 30, 2025, new vehicle revenue increased by $212.9 million (5%) due to an increase in new vehicle units sold of 2,577 (3%) and a $956 (2%) increase in revenue per new vehicle sold as compared to the six months ended June 30, 2024. Same store new vehicle revenue increased by $296.3 million (7%), driven by an increase in new vehicles sold of 4,582 (6%) and a $739 (1%) increase in revenue per new vehicle sold as compared to the six months ended June 30, 2024.
For the six months ended June 30, 2025, new vehicle gross profit and same store new vehicle gross profit decreased by $14.8 million (5%) and $10.7 million (3%), respectively. Same store new vehicle gross margin for the six months ended June 30, 2025 decreased 76 basis points to 6.8%. A similar decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the six months ended June 30, 2025 was approximately 16.3 million which increased as compared to approximately 15.5 million during the six months ended June 30, 2024. The increase in SAAR period over period reflects higher inventory supply coupled with the effects of the CDK outage in June 2024, which negatively impacted sales in the prior year. Consumer demand for new vehicles was driven by automobile tariff uncertainty. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$2,208.3	$2,358.5	$(150.2)	(6)%
Used vehicle wholesale revenue	313.2	306.4	6.8	2%
Used vehicle revenue	$2,521.6	$2,664.9	$(143.4)	(5)%
Gross profit:
Used vehicle retail gross profit	$118.5	$121.4	$(2.9)	(2)%
Used vehicle wholesale gross profit	15.0	11.6	3.4	29%
Used vehicle gross profit	$133.5	$132.9	$0.6	—%
Used vehicle retail units:
Used vehicle retail units	71,648	78,023	(6,375)	(8)%

Same Store:
Revenue:
Used vehicle retail revenue	$2,172.4	$2,271.4	$(99.1)	(4)%
Used vehicle wholesale revenue	309.6	299	10.6	4%
Used vehicle revenue	$2,481.9	$2,570.4	$(88.5)	(3)%
Gross profit:
Used vehicle retail gross profit	$117.3	$119.4	$(2.1)	(2)%
Used vehicle wholesale gross profit	15.0	11.4	3.5	31%
Used vehicle gross profit	$132.3	$130.8	$1.5	1%
Used vehicle retail units:
Used vehicle retail units	70,289	74,591	(4,302)	(6)%

Used Vehicle Metrics—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per used vehicle retailed	$30,822	$30,229	$593	2%
Gross profit per used vehicle retailed	$1,654	$1,556	$98	6%
Used vehicle retail gross margin	5.4%	5.1%	0.2%

Same Store:
Revenue per used vehicle retailed	$30,906	$30,452	$454	1%
Gross profit per used vehicle retailed	$1,669	$1,600	$68	4%
Used vehicle retail gross margin	5.4%	5.3%	0.1%
For the six months ended June 30, 2025, used vehicle revenue decreased by $143.4 million (5%) compared to the same period of the prior year, due to a $150.2 million (6%) decrease in used vehicle retail revenue partially offset by a $6.8 million (2%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $88.5 million (3%) due to a $99.1 million (4%) decrease in used vehicle retail revenue partially offset by a $10.6 million (4%) increase in used vehicle wholesale revenue. Total used vehicle retail unit sales decreased by 8% while same store used vehicle retail sales decreased 6% during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Used vehicle unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. Revenue per used vehicle retailed increased during six months ended June 30, 2025 compared to the same period of the prior year, along with gross profit margins on both an all store and same store basis.

For the six months ended June 30, 2025, total company and same store gross profit margins increased by 22 basis points and 14 basis points, respectively, as compared to the six months ended June 30, 2024. Increases in used vehicle gross margins, on both a total Company and same store basis, were largely driven by higher prices for used vehicles during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
For the six months ended June 30, 2025, used vehicle retail gross profit margins increased from 5.1% to 5.4% and 5.3% to 5.4%, respectively, for all stores and on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit decreased $2.9 million (2%) for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 and decreased $2.1 million (2%) on a same store basis for the same period. On a total company basis, our gross profit per used vehicle retailed increased $98 (6%), and on a same store basis, our gross profit per used vehicle retailed increased $68 (4%) when compared to the prior period, which was primarily driven by increases in used vehicle market prices due to the surge in demand as a result of tariff uncertainty.
Parts and Service—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,189.1	$1,171.2	$17.9	2%
Parts and service gross profit:
Customer pay	$369.0	$354.5	$14.6	4%
Warranty	102.7	87.9	14.8	17%
Collision	62.5	65.8	(3.3)	(5)%
Wholesale parts	37.4	39.8	(2.4)	(6)%
Parts and service gross profit, excluding reconditioning and preparation	$571.7	$548.0	$23.7	4%
Parts and service gross margin, excluding reconditioning and preparation	48.1%	46.8%	1.3%
Reconditioning and preparation *	$125.8	$126.1	$(0.3)	—%
Total parts and service gross profit	$697.5	$674.0	$23.4	3%
Total parts and service gross margin	58.7%	57.5%	1.1%

Same Store:
Parts and service revenue	$1,165.5	$1,126.4	$39.2	3%
Parts and service gross profit:
Customer pay	$361.7	$339.4	$22.3	7%
Warranty	100.8	85.0	15.7	19%
Collision	62.5	65.8	(3.3)	(5)%
Wholesale parts	36.8	38.3	(1.6)	(4)%
Parts and service gross profit, excluding reconditioning and preparation	$561.7	$528.5	$33.2	6%
Parts and service gross margin, excluding reconditioning and preparation	48.2%	46.9%	1.3%
Reconditioning and preparation *	$124.1	$120.8	$3.3	3%
Total parts and service gross profit	$685.8	$649.3	$36.5	6%
Total parts and service gross margin	58.8%	57.6%	1.2%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of parts and service cost of sales in the accompanying condensed consolidated statements of income upon the sale of the vehicle.
The $17.9 million (2%) increase in parts and service revenue was primarily due to a $25.0 million (15%) increase in warranty revenue and a $10.3 million (2%) increase in customer pay revenue, offset by a $9.1 million (4%) decrease in wholesale parts revenue and an $8.3 million (6%) decrease in collision revenue. Same store parts and service revenue increased by $39.2 million (3%) from $1.13 billion for the six months ended June 30, 2024 to $1.17 billion for the six months ended June 30, 2025. The increase in same store parts and service revenue was due to a $26.9 million (17%) increase in warranty revenue and a $25.5 million (4%) increase in customer pay revenue, offset by an $8.3 million (6%) decrease in collision revenue and a $4.9 million (2%) decrease in wholesale parts revenue. Consumers are owning a vehicle for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the six months ended June 30, 2025, total parts and service gross profit increased by $23.4 million (3%) to $697.5 million, and same store total parts and service gross profit increased by $36.5 million (6%) to $685.8 million when compared to the same period of the prior year. The all store and same store increases are primarily a result of increased customer pay and warranty volume and reconditioning and preparation, which is in line with the increasing trend of aged vehicles; however these increases were offset by decreases in body shop and wholesale parts activity.
Finance and Insurance, net—

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$368.9	$382.1	$(13.2)	(3)%
Finance and insurance, net gross profit	$342.1	$355.8	$(13.8)	(4)%
Finance and insurance, net per vehicle sold	$2,171	$2,205	$(34)	(2)%

Same Store:
Finance and insurance, net revenue	$364.6	$371.0	$(6.4)	(2)%
Finance and insurance, net gross profit	$337.7	$344.8	$(7.0)	(2)%
Finance and insurance, net per vehicle sold	$2,186	$2,235	$(50)	(2)%
F&I revenue, net decreased $13.2 million (3%) during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024, as a result of a 2% decrease in total retail units sold and a $34 (2%) decrease in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $6.4 million during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024 as a result of a a $50 decrease in F&I per vehicle retailed. We are seeing slightly lower gross profit in our F&I products as customers look for ways to manage lower monthly payments in a higher interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Six Months Ended June 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
Finance and insurance, revenue	$46.6	$59.6	$(13.0)	(22)%
Finance and insurance, cost of sales	$26.9	$26.3	$0.6	2%
Finance and insurance, gross profit	$19.7	$33.4	$(13.7)	(41)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the six months ended June 30, 2025, TCA generated $46.6 million of revenue, consisting primarily of earned premiums and $9.7 million investment income from the investment portfolio. F&I revenue decreased by $13.0 million (22%) for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to the continued roll-out of TCA products across Asbury dealerships resulting in the deferral of F&I revenue over the TCA contract term as opposed to the immediate recognition of revenue associated with third-party F&I product sales.

Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the six months ended June 30, 2025, TCA recorded $26.9 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
Selling, General, and Administrative Expense—

	For the Six Months Ended June 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2025	% of Gross Profit	2024	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$619.2	41.9%	$622.0	42.0%	$(2.8)	(0.1)%
Rent and related expenses	50.0	3.4%	66.1	4.5%	(16.1)	(1.1)%
Advertising	32.3	2.2%	31.8	2.2%	0.5	—%
Other	230.3	15.6%	225.2	15.2%	5.1	0.4%
Selling, general, and administrative expense	$931.8	63.1%	$945.1	63.8%	$(13.3)	(0.7)%
Gross profit	$1,476.1		$1,480.7

Same Store:
Personnel costs	$607.2	41.8%	$598.5	41.7%	$8.6	—%
Rent and related expenses	48.8	3.4%	63.7	4.4%	(14.9)	(1.1)%
Advertising	31.1	2.1%	29.4	2.1%	1.7	0.1%
Other	225.5	15.5%	216.2	15.1%	9.3	0.4%
Selling, general, and administrative expense	$912.5	62.8%	$907.8	63.3%	$4.7	(0.6)%
Gross profit	$1,454.1		$1,433.9
SG&A expense as a percentage of gross profit decreased 70 basis points from 63.8% for the six months ended June 30, 2024 to 63.1% for the six months ended June 30, 2025, while same store SG&A expense as a percentage of gross profit decreased 56 basis points to 62.8% over the same period. The decrease in SG&A as a percentage of gross profit on a total company and same store basis during the six months ended June 30, 2025 is primarily the result of lower rent and related expenses due to an insurance recovery of $15.0 million, offset by an increase in other expenses of $5.1 million arising from transaction costs associated with an acquisition, when compared to the six months ended June 30, 2024. On a total company basis, SG&A expense decreased by $13.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decrease in rent and related expenses of $16.1 million (inclusive of $15.0 million in insurance recoveries in the period) offset by increases in other SG&A expense due to the $5.1 million transaction costs.
Asset Impairments—
During the six months ended June 30, 2025, we recognized asset impairment charges of $14.3 million as compared to $135.4 million asset impairment charges during the six months ended June 30, 2024. For the six months ended June 30, 2025, asset impairment charges related to five dealerships that met the criteria to be reflected as assets held for sale in March 2025, and whose franchise rights carrying values exceeded the Company's estimate of the franchise rights fair value less costs to sell. For the six months ended June 30, 2024, the asset impairments resulted from our interim franchise rights impairment tests for certain underperforming stores, limited primarily to one brand.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $5.0 million (11%) to $38.8 million during the six months ended June 30, 2025 compared to $43.8 million during the six months ended June 30, 2024 primarily due to lower interest rates and higher cash balances held in the floor plan offset account during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Other Interest Expense—
Other interest expense, net decreased $5.4 million (6%) from $89.2 million during the six months ended June 30, 2024 to $83.7 million during the six months ended June 30, 2025. This decrease was primarily due to the $4.2 million decrease in our credit facility interest expense and a $0.7 million decrease in loaner payable interest expense driven by lower interest rates applicable during the six months ended June 30, 2025 as compared to the same period in the prior year.
Gain on Dealership Divestitures, net—
During the six months ended June 30, 2025, we sold two Toyota franchises (two dealership locations) in San Diego, California, and Los Angeles, California, one Nissan franchise (one dealership location) in Denver, Colorado, one Volvo franchise (one dealership location) in Greenville, South Carolina, and three franchises in Salt Lake City, Utah, comprising one Chevrolet franchise (one dealership location), one Chrysler Jeep Dodge Ram franchise (one dealership location) and one Ford franchise (one dealership location). The Company recorded a pre-tax gain totaling $10.1 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the six months ended June 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado, and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $3.6 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
Income Tax Expense—
The $35.7 million (61%) increase in income tax expense was primarily the result of a $145.3 million (62%) increase in income before income taxes. For the six months ended June 30, 2025, our effective income tax rate was 24.9% compared to 25.1% in the comparative period, respectively, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation as well as the favorable effects of amended state income tax returns, which are discrete items, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2025 at 25.5%. This estimated effective tax rate includes the effects of the deferred tax impact related to an increase in our estimated future state effective tax rate due to the acquisition of the Herb Chambers Dealerships.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2025, we had total available liquidity of $1.12 billion, which consisted of cash and cash equivalents of $20.5 million (excluding $34.2 million held by TCA), available funds in our floor plan offset accounts of $297.7 million, $474.8 million of availability under our revolving credit facility and $323.1 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of June 30, 2025, these financial covenants did not further limit our availability under our other credit facilities.
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
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of June 30, 2025.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
There were no share repurchases or retirements during the three and six months ended June 30, 2025 under our share repurchase program. During the three and six months ended June 30, 2024, the Company repurchased 192,599 and 432,389 shares of our common stock under our repurchase program for a total of $43.2 million and $93.2 million.

On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of June 30, 2025, the Company had $275.9 million remaining on its share repurchase authorization. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During the three and six months ended June 30, 2025, the Company repurchased 646 and 43,426 shares of our common stock for $0.2 million and $12.7 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
During the three and six months ended June 30, 2024, the Company repurchased 262 and 45,661 shares of our common stock for $0.1 million and $9.9 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Six Months Ended June 30,
	2025	2024
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$316.4	$22.7
Change in Floor Plan Notes Payable—Non-Trade, net	(206.7)	59.9
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisitions and divestitures	220.8	170.7
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisitions and divestitures	3.5	148.7
Adjusted cash flow provided by operating activities	$334.0	$402.0
Operating Activities—
Net cash provided by operating activities totaled $316.4 million and $22.7 million, for the six months ended June 30, 2025 and 2024, respectively. Adjusted cash flow provided by operating activities totaled $334.0 million and $402.0 million, for the six months ended June 30, 2025 and 2024, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $68.0 million decrease in adjusted cash flow provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily the result of the following:
•decrease of $19.8 million in net income and non-cash adjustments to net income;
•decrease of $162.3 million related to accounts payable and accrued liabilities; and
•decrease of $35.9 million in other current assets, net.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•increase of $123.9 million in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures;
•$16.8 million increase related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2025 as compared to 2024; and
•$10.1 million increase related to other long term assets and liabilities, net.
Investing Activities—
Net cash provided by investing activities totaled $129.1 million for the six months ended June 30, 2025 compared to net cash used in investing activities of $18.0 million for the six months ended June 30, 2024.
Capital expenditures, excluding the purchase of real estate, were $59.5 million and $65.4 million for the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2024, we acquired real estate properties for $67.4 million and also purchased previously leased real estate properties for $11.9 million. We did not acquire real estate properties during the six months ended June 30, 2025.
During the six months ended June 30, 2025, we sold two Toyota franchises (two dealership locations) in San Diego, California, and Los Angeles, California, one Nissan franchise (one dealership location) in Denver, Colorado, one Volvo franchise in Greenville, South Carolina, and three franchises in Salt Lake City, Utah, comprising one Chevrolet franchise (one dealership location), one Chrysler Jeep Dodge Ram franchise (one dealership location) and one Ford franchise (one dealership location) for proceeds of $222.3 million. During the six months ended June 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware, one Nissan franchise (one dealership location) in Denver, Colorado, and one Nissan franchise (one dealership location) in Atlanta, Georgia, for an aggregate purchase price of $149.3 million.

We purchased $97.9 million and $39.4 million of debt securities during the six months ended June 30, 2025 and 2024, respectively.
We received proceeds of $64.2 million and $21.5 million from the sale of debt securities during the six months ended June 30, 2025 and 2024, respectively.
We expect that capital expenditures during 2025 will total approximately $273.1 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $460.1 million for the six months ended June 30, 2025 compared to net cash provided by financing activities totaled $16.7 million for the six months ended June 30, 2024.
During the six months ended June 30, 2025 and 2024, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $4.51 billion and $4.83 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $4.82 billion and $5.08 billion, respectively.
During the six months ended June 30, 2025 and 2024, we had non-trade floor plan repayments associated with dealership divestitures of $41.8 million and $26.1 million, respectively.
Repayments of borrowings totaled $98.2 million and $37.6 million for the six months ended June 30, 2025 and 2024, respectively.
There were $602.7 million borrowings and $602.7 million repayments under our revolving credit facility during the six months ended June 30, 2025. During the six months ended June 30, 2024, there were $1.01 billion borrowings and $582.8 million repayments under our revolving credit facility.
During the six months ended June 30, 2025, we repurchased 43,426 shares of our common stock for $12.7 million from employees in connection with a net share settlement feature of employee equity-based awards. During the six months ended June 30, 2024, we repurchased 432,389 shares of our common stock under our share repurchase program for a total of $93.2 million and repurchased 45,661 shares of our common stock for $9.9 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" of the Company's condensed consolidated financial statements.
Guarantor Financial Information
As of June 30, 2025, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries"). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
	As of
	June 30, 2025	December 31, 2024
	(In millions)
Current assets	$2,915.9	$2,927.7
Current assets - affiliates	$0.5	$0.5
Non-current assets	$6,416.9	$6,576.9

Current liabilities	$1,831.3	$2,372.4
Current liabilities - affiliates	$19.3	$26.9
Non-current liabilities	$3,453.1	$3,522.5
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries

For the Six Months Ended June 30,
2025
(In millions)
Net sales	$8,413.4
Gross profit	$1,447.3
Income from operations	$465.0
Net income	$267.5

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1.28 billion of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of June 30, 2025, a 100 basis point change in interest rates would result in a change of $12.8 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the six months ended June 30, 2025 and 2024 by $54.0 million and $46.3 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of June 30, 2025 we had five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. The following table provides information on the attributes of each swap as of June 30, 2025:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$251.3	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$154.9	$110.6	May 2031
July 2020	$93.5	$68.4	$50.6	December 2028
July 2020	$85.5	$60.0	$57.3	November 2025
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is due to control deficiencies in information technology general controls ("ITGCs") identified at the Jim Koons Dealerships ("Koons") that we acquired in December 2023. Specifically, the material weakness is due to insufficient control activities at a third-party software vendor for the Dealer Management System ("DMS") utilized by Koons. The third-party software vendor who supports the DMS on behalf of Koons does not have a Service Organization Control ("SOC") report that covers the DMS currently being utilized. The ineffective ITGCs limited the level of assurance over the completeness and accuracy of information derived from the affected IT application used in automated and manual business process controls at Koons. Refer to Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information.
As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management is in the process of implementing its remediation plan. Our remediation efforts include the transition of Koons to another DMS in 2025. As of June 30, 2025, substantially all of the Koons stores have been transitioned to a new DMS. The remaining Koons stores were transitioned to a new DMS in July 2025. We expect that the material weakness will be remediated in 2025, once the ITGCs have operated for a sufficient period for management to conclude, through testing, that the controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2025 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
04/01/2025 - 04/30/2025	72	$223.54	—	$275.9
05/01/2025 - 05/31/2025	138	$223.57	—	$275.9
06/01/2025 - 06/30/2025	436	$245.99	—	$275.9
Total	646		—
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
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1	First Amendment to the Fourth Amended and Restated Credit Agreement, dated April 9, 2025, among Asbury Automotive Group, Inc., as a borrower and guarantor, certain of its subsidiaries, as vehicle borrowers and subsidiary guarantors, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025).
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	July 30, 2025	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	July 30, 2025	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer