Form 10-Q
period 2025-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2025-10-29
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number: 001-31262

ASBURY AUTOMOTIVE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware		01-0609375
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6655 Peachtree Dunwoody Road
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 28, 2025 was 19,440,558.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32.2	$69.4
Short-term investments	0.9	14.4
Contracts-in-transit, net	201.6	263.8
Accounts receivable, net	284.8	285.5
Inventories, net	2,318.9	1,978.8
Assets held for sale	71.2	174.4
Other current assets	426.4	351.7
Total current assets	3,336.0	3,137.9
INVESTMENTS	412.5	334.2
PROPERTY AND EQUIPMENT, net	3,111.7	2,550.7
OPERATING LEASE RIGHT-OF-USE ASSETS	249.6	220.1
GOODWILL	2,264.8	2,044.7
INTANGIBLE FRANCHISE RIGHTS	2,268.4	1,911.7
OTHER LONG-TERM ASSETS	130.5	137.8
Total assets	$11,773.5	$10,337.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$344.7	$349.9
Floor plan notes payable—non-trade, net	1,777.3	1,344.8
Current maturities of long-term debt	106.7	114.7
Current maturities of operating leases	29.3	28.1
Accounts payable and accrued liabilities	858.7	761.4
Deferred revenue—current	244.3	235.5
Liabilities associated with assets held for sale	—	1.9
Total current liabilities	3,360.9	2,836.3
LONG-TERM DEBT	3,498.6	3,023.9
LONG-TERM LEASE LIABILITY	228.9	200.0
DEFERRED REVENUE	567.8	530.5
DEFERRED INCOME TAXES	182.7	187.7
OTHER LONG-TERM LIABILITIES	56.6	56.4
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 41,550,096 and 41,649,426 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,323.7	1,305.1
Retained earnings	3,603.5	3,218.9
Treasury stock, at cost; 22,109,547 and 22,065,478 shares, respectively	(1,092.0)	(1,079.2)
Accumulated other comprehensive income	42.3	56.8
Total shareholders' equity	3,878.0	3,502.1
Total liabilities and shareholders' equity	$11,773.5	$10,337.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
New vehicle	$2,528.9	$2,163.5	$6,970.9	$6,392.6
Used vehicle	1,412.2	1,294.7	3,933.8	3,959.6
Parts and service	659.4	593.1	1,848.5	1,764.3
Finance and insurance, net	200.3	185.4	569.3	567.5
TOTAL REVENUE	4,800.9	4,236.7	13,322.5	12,684.1
COST OF SALES:
New vehicle	2,367.9	2,013.1	6,506.8	5,924.4
Used vehicle	1,347.0	1,235.3	3,735.0	3,767.3
Parts and service	270.2	256.0	761.9	753.2
Finance and insurance	13.2	14.2	40.1	40.5
TOTAL COST OF SALES	3,998.3	3,518.6	11,043.8	10,485.3
GROSS PROFIT	802.5	718.0	2,278.6	2,198.8
OPERATING EXPENSES:
Selling, general, and administrative	527.1	466.5	1,458.9	1,411.6
Depreciation and amortization	21.2	18.9	59.4	55.8
Asset impairments	11.7	—	26.0	135.4
INCOME FROM OPERATIONS	242.6	232.7	734.3	596.0
OTHER EXPENSES (INCOME):
Floor plan interest expense	26.7	22.3	65.6	66.1
Other interest expense, net	51.3	45.7	135.0	134.9
Gain on dealership divestitures, net	(35.7)	(5.0)	(45.8)	(8.6)
Total other expenses, net	42.3	63.0	154.8	192.4
INCOME BEFORE INCOME TAXES	200.2	169.7	579.5	403.6
Income tax expense	53.1	43.4	147.5	102.1
NET INCOME	$147.1	$126.3	$432.0	$301.5
EARNINGS PER SHARE:
Basic—
Net income	$7.53	$6.40	$22.04	$15.03
Diluted—
Net income	$7.52	$6.37	$21.99	$14.99
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.5	19.7	19.6	20.1
Restricted stock	0.1	0.1	—	—
Performance share units	—	—	—	0.1
Diluted	19.6	19.8	19.6	20.1

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$147.1	$126.3	$432.0	$301.5
Other comprehensive income:
Change in fair value of cash flow swaps	(5.0)	(29.2)	(27.2)	(19.8)
Income tax benefit associated with cash flow swaps	1.3	7.3	6.9	5.0
Unrealized gains on available-for-sale debt securities	2.3	9.8	7.6	5.4
Income tax expense associated with available-for-sale debt securities	(0.5)	(2.0)	(1.8)	(1.1)
Comprehensive income	$145.1	$112.1	$417.4	$290.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2024	41,649,426	$0.4	$1,305.1	$3,218.9	22,065,478	$(1,079.2)	$56.8	$3,502.1
Comprehensive Income:
Net income	—	—	—	132.1	—	—	—	132.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $3.5 million tax benefit	—	—	—	—	—	—	(10.3)	(10.3)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.9 million tax expense	—	—	—	—	—	—	3.0	3.0
Comprehensive income	—	—	—	132.1	—	—	(7.2)	124.9
Share-based compensation	—	—	9.1	—	—	—	—	9.1
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	117,992	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	42,780	(12.5)	—	(12.5)
Balances, March 31, 2025	41,767,418	$0.4	$1,314.2	$3,351.0	22,108,258	$(1,091.7)	$49.6	$3,623.5
Comprehensive Income:
Net income	—	—	—	152.8	—	—	—	152.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.1 million tax benefit	—	—	—	—	—	—	(6.3)	(6.3)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.3 million tax expense	—	—	—	—	—	—	1.0	1.0
Comprehensive income	—	—	—	152.8	—	—	(5.3)	147.5
Share-based compensation	—	—	6.2	—	—	—	—	6.2
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	1,548	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	646	(0.2)	—	(0.2)
Balances, June 30, 2025	41,768,966	$0.4	$1,320.4	$3,503.7	22,108,904	$(1,091.8)	$44.3	$3,777.0
Comprehensive Income:
Net income	—	—	—	147.1	—	—	—	147.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.3 million tax benefit	—	—	—	—	—	—	(3.8)	(3.8)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	1.8	1.8
Comprehensive income	—	—	—	147.1	—	—	(2.0)	145.1
Share-based compensation	—	—	6.0	—	—	—	—	6.0
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	1,717	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	220,587	(50.0)	—	(50.0)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	643	(0.2)	—	(0.2)
Retirement of previously repurchased common stock	(220,587)	—	(2.7)	(47.3)	(220,587)	50.0	—	—
Balances, September 30, 2025	41,550,096	$0.4	$1,323.7	$3,603.5	22,109,547	$(1,092.0)	$42.3	$3,878.0

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.1	$3,244.1
Comprehensive Income:
Net income	—	—	—	147.1	—	—	—	147.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.5 million tax expense	—	—	—	—	—	—	7.5	7.5
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.6 million tax benefit	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	147.1	—	—	5.3	152.4
Share-based compensation	—	—	10.5	—	—	—	—	10.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	123,845	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	239,790	(50.4)	—	(50.4)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	45,399	(9.8)	—	(9.8)
Retirement of common stock	(239,790)	—	(2.9)	(47.1)	(239,790)	50.0	—	—
Balances, March 31, 2024	42,236,056	$0.4	$1,296.1	$3,061.5	22,063,936	$(1,077.5)	$66.4	$3,346.9
Comprehensive Income:
Net income	—	—	—	28.1	—	—	—	28.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.1 million tax benefit	—	—	—	—	—	—	(0.4)	(0.4)
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.3 million tax benefit	—	—	—	—	—	—	(1.3)	(1.3)
Comprehensive income	—	—	—	28.1	—	—	(1.7)	26.4
Share-based compensation	—	—	5.7	—	—	—	—	5.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	841	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	192,599	(48.2)	—	(48.2)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	262	(0.1)	—	(0.1)
Retirement of common stock	(192,599)	—	(2.3)	(40.9)	(192,599)	43.2	—	—
Balances, June 30, 2024	42,044,298	$0.4	$1,299.5	$3,048.7	22,064,198	$(1,082.5)	$64.7	$3,330.7
Comprehensive Income:
Net income	—	—	—	126.3	—	—	—	126.3
Change in fair value of cash flow swaps, net of reclassification adjustment and $7.3 million tax benefit	—	—	—	—	—	—	(21.9)	(21.9)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $2.0 million tax expense	—	—	—	—	—	—	7.7	7.7
Comprehensive income	—	—	—	126.3	—	—	(14.2)	112.1
Share-based compensation	—	—	5.0	—	—	—	—	5.0
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	2,360	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	393,951	(85.2)	—	(85.2)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	1,050	(0.2)	—	(0.2)
Retirement of previously repurchased common stock	(393,951)	—	(4.8)	(84.1)	(393,951)	88.9	—	—
Balances, September 30, 2024	41,652,707	$0.4	$1,299.7	$3,090.9	22,065,248	$(1,079.1)	$50.5	$3,362.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$432.0	$301.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	59.4	55.8
Share-based compensation	21.3	21.2
Asset impairments	26.0	135.4
Loaner vehicle amortization	39.5	35.8
Gain on divestitures, net	(45.8)	(8.6)
Change in right-of-use assets	22.5	21.4
Other adjustments, net	3.0	8.9
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit, net	62.2	75.8
Accounts receivable, net	0.5	(31.0)
Inventories, net	1.7	(272.1)
Other current assets	(59.2)	(33.7)
Floor plan notes payable—trade, net	(5.2)	112.1
Deferred revenue	46.1	27.1
Accounts payable and accrued liabilities	56.8	10.0
Operating lease liabilities	(22.1)	(20.1)
Other long-term assets and liabilities, net	(15.4)	(12.4)
Net cash provided by operating activities	623.3	427.0
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(104.4)	(104.5)
Capital expenditures—real estate	—	(69.6)
Purchases of previously leased real estate	—	(11.9)
Acquisitions	(1,783.9)	(4.7)
Proceeds from dealership divestitures	452.9	196.3
Purchases of debt securities—available-for-sale	(153.8)	(60.0)
Proceeds from the sale of debt securities—available-for-sale	98.0	70.0
Proceeds from the disposition of assets	—	2.2
Net cash (used in) provided by investing activities	(1,491.2)	17.8
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	7,946.5	6,918.4
Floor plan borrowings—acquisitions	262.7	—
Floor plan repayments—non-trade	(7,704.7)	(7,296.1)
Floor plan repayments—divestitures	(72.0)	(34.1)
Proceeds from borrowings	546.5	—
Repayments of borrowings	(154.8)	(56.9)
Proceeds from revolving credit facility	1,552.7	1,013.5
Repayments of revolving credit facility	(1,477.7)	(782.8)
Payment of debt issuance costs	(5.7)	—
Purchases of treasury stock	(50.0)	(182.1)
Repurchases of common stock, associated with net share settlements of employee share-based awards	(12.8)	(10.1)
Net cash provided by (used in) financing activities	830.7	(430.2)
Net (decrease) increase in cash and cash equivalents	(37.2)	14.6
CASH AND CASH EQUIVALENTS, beginning of period	69.4	45.7
CASH AND CASH EQUIVALENTS, end of period	$32.2	$60.3
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
As of September 30, 2025, we owned and operated 230 new vehicle franchises (175 dealership locations), representing 36 brands of automobiles and 39 collision centers in 15 states. For the nine months ended September 30, 2025, our new vehicle revenue brand mix consisted of 31% luxury, 41% imports and 29% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The F&I products are provided by Total Care Auto, Powered by Landcar ("TCA"), our F&I product provider, and independent third parties. The Company reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
During the three and nine months ended September 30, 2025, the Company repurchased and retired 220,587 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $50.0 million for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, the Company repurchased and retired 393,951 and 826,340 shares of our common stock under our share repurchase program, respectively. The cash paid for these share repurchases was $182.1 million for the nine months ended September 30, 2024.
On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of September 30, 2025, the Company had $225.9 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without further notice.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 548 and 201 restricted share units and no performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended September 30, 2025 and 2024, respectively, because they were anti-dilutive. During the nine months ended September 30, 2025 and 2024, the Company excluded 6,323 and 1,784 restricted share units and 25 and 1,177 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, in September 2025, which is intended to modernize the internal-use software guidance to adapt to the agile (i.e. iterative and flexible) basis predominantly employed to develop software today. The new standard amends the recognition threshold for capitalizing internal-use software costs and clarifies the presentation and disclosure requirements associated with internal-use software. The guidance is effective for interim and annual periods beginning after December 15, 2027 and may be applied prospectively, retrospectively or on a modified prospective basis. We are evaluating the impact of this new guidance on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The practical expedient assumes that conditions as of the balance sheet date do not change for the remaining life of the accounts receivable and contract assets when forecasting estimated credit losses. An entity is required to disclose whether it has applied the practical expedient. The guidance is effective for interim and annual periods beginning after December 15, 2025 and should be applied prospectively. Early adoption is permitted. We are evaluating the impact of this new guidance on our consolidated financial statements.
The FASB issued ASU 2024-03, Disaggregation – Income Statement Expenses, in November 2024, which requires additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and should be applied prospectively with the option of retrospective application. We are evaluating the impact of this new guidance on our consolidated financial statements.
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

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the Three Months Ended September 30,
	2025	2024
	(In millions)
Revenue:
New vehicle	$2,528.9	$2,163.5
Used vehicle retail	1,226.8	1,148.5
Used vehicle wholesale	185.5	146.2
New and used vehicle	3,941.1	3,458.2
Sale of vehicle parts and accessories	132.0	129.2
Vehicle repair and maintenance services	527.4	463.9
Parts and services	659.4	593.1
Finance and insurance, net	200.3	185.4
Total revenue	$4,800.9	$4,236.7

	For the Nine Months Ended September 30,
	2025	2024
	(In millions)
Revenue:
New vehicle	$6,970.9	$6,392.6
Used vehicle retail	3,435.1	3,507.0
Used vehicle wholesale	498.7	452.6
New and used vehicle	10,904.7	10,352.3
Sale of vehicle parts and accessories	382.0	388.2
Vehicle repair and maintenance services	1,466.5	1,376.1
Parts and service	1,848.5	1,764.3
Finance and insurance, net	569.3	567.5
Total revenue	$13,322.5	$12,684.1
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets, January 1, 2025	$17.8	$12.8	$90.1	$120.7
Transferred to receivables from contract assets recognized at the beginning of the period	(17.8)	(1.9)	—	(19.7)
Amortization of costs incurred to obtain a contract with a customer	—	—	(7.2)	(7.2)
Costs incurred to obtain a contract with a customer	—	—	11.0	11.0
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	17.5	1.6	—	19.1
Contract Assets, March 31, 2025	$17.5	$12.5	$93.9	$123.9

Contract Assets (current), March 31, 2025	$17.5	$12.5	$25.3	$55.3
Contract Assets (long-term), March 31, 2025	$—	$—	$68.6	$68.6

Transferred to receivables from contract assets recognized at the beginning of the period	(17.5)	(1.8)	—	(19.2)
Amortization of costs to obtain a contract with a customer	—	—	(6.8)	(6.8)
Costs incurred to obtain a contract with a customer	—	—	14.3	14.3
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	18.3	1.5	—	19.8
Contract Assets, June 30, 2025	$18.3	$12.3	$101.5	$132.1

Contract Assets (current), June 30, 2025	$18.3	$12.3	$27.4	$58.0
Contract Assets (long-term), June 30, 2025	$—	$—	$74.0	$74.0

Transferred to receivables from contract assets recognized at the beginning of the period	(18.3)	(1.5)	—	(19.9)
Amortization of costs to obtain a contract with a customer	—	—	(7.4)	(7.4)
Costs incurred to obtain a contract with a customer	—	—	12.8	12.8
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	22.8	1.3	—	24.1
Contract Assets, September 30, 2025	$22.8	$12.0	$106.9	$141.7

Contract Assets (current), September 30, 2025	$22.8	$12.0	$29.0	$63.8
Contract Assets (long-term), September 30, 2025	$—	$—	$77.9	$77.9
Deferred Revenue
The condensed consolidated balance sheet reflects $812.1 million and $766.0 million of deferred revenue as of September 30, 2025 and December 31, 2024, respectively. Approximately $200.0 million of deferred revenue at December 31, 2024 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the nine months ended September 30, 2025.

3. ACQUISITIONS AND DIVESTITURES
Herb Chambers Acquisition
On July 21, 2025, we completed the acquisition of The Herb Chambers Companies (collectively, the "Businesses"). The Herb Chambers acquisition continues Asbury's geographic expansion into the northeast region of the United States.
As a result of the Herb Chambers acquisition, we acquired substantially all of the assets including the real property related thereto, for a total preliminary purchase price of approximately $1.78 billion paid in cash. The acquisition was financed by borrowings under our new vehicle floor plan and used vehicle floor plan facilities, revolving credit facility and borrowings under a real estate facility. The Businesses comprise 33 dealerships, 52 franchises and three collision centers. The Businesses will form part of our Dealerships segment.
The sources of the preliminary purchase consideration are as follows:

(In millions)
New vehicle floor plan facility	$292.0
Used vehicle floor plan facility	300.0
Revolving credit facility	645.4
Real estate facility	546.5
Preliminary purchase price	$1,783.9
Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$388.5
Other current assets	60.3
Total current assets	448.8
Property and equipment, net	614.8
Goodwill	290.1
Intangible franchise rights	463.2
Operating lease right-of-use assets	39.8
Total assets acquired	$1,856.7
Liabilities
Operating lease liabilities	(39.8)
Other liabilities	(33.0)
Total liabilities assumed	(72.8)
Net assets acquired	$1,783.9
The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of the Businesses. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The areas of acquisition accounting that are not yet finalized primarily relate to the following significant items: (i) finalizing the valuation of inventory, land, land improvements, buildings and non-real property and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, and (ii) finalizing the valuation of manufacturer franchise rights (including key assumptions, inputs and estimates). As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period.

Approximately $463.2 million of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $290.1 million was recognized and is primarily attributable to the anticipated synergies that Asbury expects to derive from the Herb Chambers acquisition as well as the acquired assembled workforce of the Businesses.
The Company recorded $14.7 million of acquisition related costs during the nine months ended September 30, 2025. These costs are included in selling, general, and administrative expenses in the condensed consolidated statements of income.
Goodwill and manufacturer franchise rights associated with our Dealerships segment acquisitions are deductible for federal and state income tax purposes ratably over a 15-year period.
The Company's consolidated statements of income included revenue and net income attributable to the Businesses from July 21, 2025 through September 30, 2025 of $523.4 million and $17.9 million, respectively.
The following represents the unaudited pro forma information as if the Herb Chambers acquisition had been included in the consolidated results of the Company since January 1, 2024:

	For the Three Months Ended September 30,
	2025	2024
	(In millions)
	(Unaudited)
Pro forma revenue	$5,441.6	$4,924.1
Pro forma net income	$146.1	$128.5

	For the Nine Months Ended September 30,
	2025	2024
	(In millions)
	(Unaudited)
Pro forma revenue	$15,248.2	$14,758.7
Pro forma net income	$439.3	$297.3

The above pro forma financial information adjusts the revenue and net income related to the Herb Chambers acquisition primarily for depreciation, rent and interest expense, assuming that the fair value adjustments and indebtedness incurred in connection with the Herb Chambers acquisition had occurred on January 1, 2024. They have also been adjusted to reflect the $14.7 million of acquisition related costs incurred during the nine months ended September 30, 2025, as having occurred on January 1, 2024. The pro forma information also assumes that the July 2025 divestiture of two Lexus and two General Motors dealerships occurred on January 1, 2024. The pro forma net income for the nine months ended September 30, 2025 and 2024 includes $26.0 million and $135.4 million, respectively, of asset impairments recorded by the Company.
There were no acquisitions during the three and nine months ended September 30, 2024.
Divestitures
During the nine months ended September 30, 2025, we sold two Toyota franchises (two dealership locations) in San Diego, California, and Los Angeles, California, one Nissan franchise (one dealership location) and one Chrysler Jeep Dodge Ram franchise (one dealership location) in Denver, Colorado, one Volvo franchise (one dealership location) in Greenville, South Carolina, and six franchises in Salt Lake City, Utah, comprising two Lexus franchises (two dealership locations), one Chevrolet franchise (one dealership location), two Chrysler Jeep Dodge Ram franchises (two dealership locations) and one Ford franchise (one dealership location). The Company recorded a pre-tax gain totaling $45.8 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the nine months ended September 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado, and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures, net.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(In millions)
Vehicle receivables	$79.0	$85.0
Manufacturer receivables	113.1	101.4
Other receivables	96.0	102.3
Total accounts receivable	288.1	288.6
Less—Allowance for credit losses	(3.4)	(3.2)
Accounts receivable, net	$284.8	$285.5
5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(In millions)
New vehicles	$1,688.5	$1,450.6
Used vehicles	469.6	382.1
Parts and accessories	160.8	146.0
Total inventories, net (a)	$2,318.9	$1,978.8
___________________________
(a) Inventories, net as of September 30, 2025 and December 31, 2024, excluded $20.0 million and $58.7 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $9.8 million and $9.7 million, respectively, as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, certain automobile manufacturer incentives reduced new vehicle inventory cost by $16.3 million and $13.8 million, respectively, and reduced new vehicle cost of sales for the three months ended September 30, 2025 and 2024 by $32.4 million and $27.5 million, respectively. For the nine months ended September 30, 2025 and 2024, new vehicle cost of sales was reduced by $93.9 million and $80.7 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate that we are actively marketing to sell.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2025	December 31, 2024
	(In millions)
Assets:
Inventory	$20.0	$58.7
Loaners, net	0.9	1.5
Property and equipment, net	50.3	89.1
Operating lease right-of-use assets	—	1.9
Franchise rights	—	23.1
Total assets held for sale	71.2	174.4
Liabilities:
Current maturities of operating leases	—	0.2
Operating lease liabilities	—	1.7
Total liabilities associated with assets held for sale	—	1.9
Net assets held for sale	$71.2	$172.4
As of September 30, 2025, assets held for sale consisted of three franchises (three dealership locations) in addition to two real estate properties. In October 2025, 13 franchises (nine dealership locations) met the assets held for sale criteria.
In March 2025, the Company recognized a $14.3 million pre-tax non-cash franchise rights impairment charge in connection with five dealerships that were classified as assets held for sale in March 2025. In September 2025, the Company recognized an $11.7 million pre-tax non-cash franchise rights impairment charge in connection with a dealership that met the assets held for sale criteria in October 2025. The quantitative assessment for each disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less costs to sell. The Company determined the estimated fair value of each disposal group based on estimated sales proceeds less costs to sell. These franchise rights impairment charges are reflected in asset impairments in our condensed consolidated statements of income for the nine months ended September 30, 2025.
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
7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$0.9	$—	$—	$0.9
U.S. Treasury	2.6	—	—	2.6
Municipal	4.9	0.2	—	5.0
Corporate	169.9	3.8	—	173.6
Mortgage and other asset-backed securities	228.8	3.0	(0.5)	231.3
Total investments	$407.0	$6.9	$(0.5)	$413.4

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$14.4	$—	$—	$14.4
U.S. Treasury	2.6	—	—	2.6
Municipal	10.6	0.1	(0.1)	10.6
Corporate	152.0	0.8	(0.9)	151.9
Mortgage and other asset-backed securities	170.1	0.6	(1.7)	169.1
Total investments	$349.8	$1.6	$(2.7)	$348.6
As of September 30, 2025 and December 31, 2024, the Company had $2.9 million and $2.8 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of September 30, 2025
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$0.9	$0.9
Due in 1-5 years	122.0	124.3
Due in 6-10 years	53.3	54.8
Due after 10 years	2.1	2.1
Total by maturity	178.3	182.1
Mortgage and other asset-backed securities	228.8	231.3
Total investment securities	$407.0	$413.4
There were no gross losses and $0.3 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended September 30, 2025. There were $0.2 million gross losses and $0.7 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the nine months ended September 30, 2025.
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
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2025.

	As of September 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$0.8	$—	$0.8	$—
U.S. Treasury	0.8	—	0.8	—	1.7	—
Municipal	—	—	—	—	—	—
Corporate	4.9	—	—	—	4.9	—
Mortgage and other asset-backed securities	39.7	(0.3)	11.5	(0.2)	51.2	(0.5)
Total debt securities	$45.4	$(0.3)	$13.1	$(0.2)	$58.6	$(0.5)

	As of December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$0.3	$—	$3.9	$—	$4.1	$—
U.S. Treasury	1.1	—	1.4	—	2.5	—
Municipal	3.4	(0.1)	1.6	—	4.9	(0.1)
Corporate	64.3	(0.5)	26.6	(0.4)	90.9	(0.9)
Mortgage and other asset-backed securities	78.5	(1.0)	26.4	(0.7)	104.9	(1.7)
Total debt securities	$147.5	$(1.6)	$59.8	$(1.2)	$207.3	$(2.7)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three and nine months ended September 30, 2025.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(In millions)
Floor plan notes payable—trade	$345.7	$350.9
Floor plan notes payable offset account	(1.0)	(1.0)
Floor plan notes payable—trade, net	$344.7	$349.9

Floor plan notes payable—new non-trade	$1,534.9	$1,359.8
Floor plan notes payable—used non-trade	350.0	100.7
Floor plan notes payable offset account	(107.7)	(115.7)
Floor plan notes payable—non-trade, net	$1,777.3	$1,344.8
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America as of September 30, 2025 and December 31, 2024 were $69.6 million and $56.7 million, respectively. Loaner vehicles notes payable related to OEMs as of September 30, 2025 and December 31, 2024 were $202.9 million and $161.5 million, respectively.
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

The increases under the Amendment were effective concurrently with the consummation of the Herb Chambers acquisition, which occurred on July 21, 2025.

9. DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	27.8	29.6
2025 Real Estate Facility	544.3	—
2021 Real Estate Facility	475.9	579.9
2021 BofA Real Estate Facility	153.0	158.6
2018 Bank of America Facility	35.2	37.9
2018 Wells Fargo Master Loan Facility	58.4	62.2
2015 Wells Fargo Master Loan Facility	—	32.0
2023 Syndicated Revolving Credit Facility	75.0	—
Finance lease liability	8.3	8.4
Total debt outstanding	3,627.9	3,158.5
Add—unamortized premium on 4.50% Senior Notes due 2028	0.4	0.5
Add—unamortized premium on 4.75% Senior Notes due 2030	0.9	1.1
Less—debt issuance costs	(23.8)	(21.5)
Long-term debt, including current portion	3,605.3	3,138.6
Less—current portion, net of debt issuance costs	(106.7)	(114.7)
Long-term debt	$3,498.6	$3,023.9
Wells Fargo Real Estate Facility
On July 21, 2025, certain subsidiaries of the Company borrowed $546.5 million (the “2025 Real Estate Facility”) under a real estate term loan credit agreement, dated as of July 21, 2025 (the “Real Estate Credit Agreement”) by and among the Company, certain of the Company’s subsidiaries that own or lease the real estate financed thereunder, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the various financial institutions parties thereto, as lenders. The Real Estate Facility matures ten years from the initial funding date (the “Maturity Date”). The Company used the proceeds from these borrowings, together with other available funds, to finance the Herb Chambers acquisition.

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

A summary of the carrying values and fair values of our subordinated long-term debt notes and our mortgage notes payable bearing interest at fixed rates is as follows:

	As of
	September 30, 2025	December 31, 2024
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$403.8	$403.4
4.625% Senior Notes due 2029	793.0	791.9
4.75% Senior Notes due 2030	443.1	442.8
5.00% Senior Notes due 2032	593.7	593.0
Mortgage notes payable bearing interest at fixed rates	27.8	29.6
Total carrying value	$2,261.4	$2,260.6

Fair Value:
4.50% Senior Notes due 2028	$398.4	$385.8
4.625% Senior Notes due 2029	774.0	742.0
4.75% Senior Notes due 2030	430.5	412.7
5.00% Senior Notes due 2032	574.5	546.0
Mortgage notes payable bearing interest at fixed rates	27.9	29.3
Total fair value	$2,205.3	$2,115.8

Interest Rate Swap Agreements
We currently have five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate.
The following table provides information on the attributes of each swap as of September 30, 2025:

Inception Date	Notional Principal at Inception	Notional Value as of September 30, 2025	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$247.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$153.0	$110.6	May 2031
July 2020	$93.5	$67.1	$50.6	December 2028
July 2020	$85.5	$58.6	$57.3	November 2025
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 inputs. The fair value of our swaps as of September 30, 2025 and December 31, 2024 reflect a net asset of $49.4 million and $76.6 million, respectively.

The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	September 30, 2025	December 31, 2024
	(In millions)
Other current assets	$14.9	$20.3
Other long-term assets	34.5	56.3
Total fair value	$49.4	$76.6
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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$1.1	Other interest expense, net	$(6.1)
2024	$(20.3)	Other interest expense, net	$(8.9)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$(8.8)	Other interest expense, net	$(18.4)
2024	$6.9	Other interest expense, net	$(26.8)
 On the basis of yield curve conditions as of September 30, 2025 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of $14.9 million.
Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$2.5	$—	$—	$2.5
Short-term investments	0.5	0.4	—	0.9
U.S. Treasury	2.6	—	—	2.6
Municipal	—	5.0	—	5.0
Corporate	0.3	173.3	—	173.6
Mortgage and other asset-backed securities	—	231.3	—	231.3
Total	$3.4	$410.0	$—	$413.4

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$12.7	$—	$—	$12.7
Short-term investments	3.5	10.9	—	14.4
U.S. Treasury	2.6	—	—	2.6
Municipal	—	10.6	—	10.6
Corporate	—	151.9	—	151.9
Mortgage and other asset-backed securities	—	169.1	—	169.1
Total	$6.1	$342.5	$—	$348.6
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
Information about the effects of our available-for-sale debt securities in the accompanying condensed consolidated statements of income and condensed consolidated statements of comprehensive income, is as follows (in millions):

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$2.0	Revenue-Finance and insurance, net	$0.3
2024	$10.0	Revenue-Finance and insurance, net	$0.3

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$7.2	Revenue-Finance and insurance, net	$0.4
2024	$6.0	Revenue-Finance and insurance, net	$0.6
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2025 and 2024, we made interest payments, including amounts capitalized, totaling $196.3 million and $195.3 million, respectively.
During the nine months ended September 30, 2025 and 2024, we made income tax payments, net of refunds received, totaling $89.9 million and $64.5 million, respectively.
During the nine months ended September 30, 2025 and 2024, we transferred $379.7 million and $369.9 million, respectively, of loaner vehicles from other current assets to inventory in our condensed consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying condensed consolidated statements of cash flows.

12. SEGMENT INFORMATION
As of September 30, 2025, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic region-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment.
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
Reportable segment financial information for the three and nine months ended September 30, 2025 and 2024, are as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Dealerships	TCA	Total	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$4,719.8	$81.1	$4,800.9	$4,159.7	$77.0	$4,236.7
Intersegment revenue	66.4	—	66.4	57.6	—	57.6
	$4,786.2	$81.1	$4,867.2	$4,217.3	$77.0	$4,294.3
Reconciliation of revenue
Elimination of inter-segment revenue			(66.4)			(57.6)
Total consolidated revenue			$4,800.9			$4,236.7

Less:
Cost of sales
New vehicle	2,367.9	—		2,013.1	—
Used vehicle	1,347.0	—		1,235.3	—
Parts and service	279.2	—		266.2	—
Finance and insurance	—	59.6		—	57.5
Selling, general and administrative expenses
Personnel costs	339.0	—		307.7	—
Rent and related expenses	39.5	—		37.2	—
Advertising	18.7	—		16.0	—
Other selling, general and administrative expense	133.1	—		108.4	—
Other segment items	—	1.9		—	1.6
Depreciation and amortization	21.2	—		18.8	0.1
Floor plan interest expense	26.7	—		22.3	—
Segment operating income	$213.9	$19.6	$233.5	$192.4	$17.8	$210.1

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(66.4)			(57.6)
Total intersegment cost of sales eliminations			55.3			53.4
Deferral of SG&A expense (related to capitalized contract costs offset by amortization)			5.1			4.3
Total intersegment eliminations			(5.9)			0.2
Asset impairments			(11.7)			—
Other interest expense, net			(51.3)			(45.7)
Gain on dealership divestitures, net			35.7			5.0
Income before income taxes			$200.2			$169.7

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Dealerships	TCA	Total	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$13,077.8	$244.7	$13,322.5	$12,457.6	$226.5	$12,684.1
Intersegment revenue	202.9	—	202.9	167.0	—	167.0
	$13,280.7	$244.7	$13,525.4	$12,624.6	$226.5	$12,851.1
Reconciliation of revenue
Elimination of inter-segment revenue			(202.9)			(167.0)
Total consolidated revenue			$13,322.5			$12,684.1

Less:
Cost of sales
New vehicle	6,506.8	—		5,924.4	—
Used vehicle	3,735.0	—		3,767.3	—
Parts and service	790.4	—		782.9	—
Finance and insurance	—	179.8		—	165.8
Selling, general and administrative expenses
Personnel costs	966.8	—		939.2	—
Rent and related expenses	89.3	—		103.1	—
Advertising	51.0	—		47.8	—
Other selling, general and administrative expense	362.1	—		332.1	—
Other segment items	—	5.5		—	5.1
Depreciation and amortization	59.3	0.2		55.5	0.3
Floor plan interest expense	65.6	—		66.1	—
Segment operating income	$654.4	$59.2	$713.6	$606.2	$55.3	$661.5

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(202.9)			(167.0)
Total intersegment cost of sales eliminations			168.2			154.9
Deferral of SG&A expense (related to capitalized contract costs offset by amortization)			15.9			15.7
Total intersegment eliminations			(18.9)			3.7
Asset impairments			(26.0)			(135.4)
Other interest expense, net			(135.0)			(134.9)
Gain on dealership divestitures, net			45.8			8.6
Income before income taxes			$579.5			$403.6

Total assets by segment as of September 30, 2025 and December 31, 2024 are as follows:

	As of September 30, 2025
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$10,575.0	$1,020.2	$11,595.2	$178.3	$11,773.5

	As of December 31, 2024
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$9,227.6	$1,049.4	$10,277.0	$60.1	$10,337.0
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
We had $25.2 million of letters of credit outstanding as of September 30, 2025, which are required by certain of our insurance providers. In addition, as of September 30, 2025, we maintained a $24.5 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
•significant disruptions in the production and delivery of vehicles and parts, or our business operations, for any reason, including supply shortages, natural disasters, severe weather including hurricanes and hail, civil unrest, both at home and abroad, product recalls, work stoppages or other occurrences that are outside of our control;
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
OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2025, through our Dealerships segment, we owned and operated 230 new vehicle franchises (175 dealership locations), representing 36 brands of automobiles, within 15 states. As of September 30, 2025, we also operated 39 collision centers, and Total Care Auto, Powered by Landcar ("TCA"), our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts and collision repair services; and finance and insurance products. The finance and insurance products are provided by both TCA and independent third parties. The F&I products offered by TCA are sold through affiliated dealerships. For the nine months ended September 30, 2025, our new vehicle revenue brand mix consisted of 31% luxury, 41% imports and 29% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
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
Recent Events
Herb Chambers acquisition
On July 21, 2025, the Company completed its previously announced acquisition of substantially all of the assets, including real property and businesses of The Herb Chambers Companies (the "Herb Chambers Dealerships") pursuant to a Purchase and Sale Agreement (the "Transaction Agreement") with various entities that comprise the Herb Chambers automotive group (the "Herb Chambers acquisition") for an aggregate purchase price of approximately $1.78 billion. The acquisition was primarily funded with borrowings under Asbury’s existing senior credit facility and borrowings under the 2025 Real Estate Facility. The Herb Chambers acquisition comprised 33 dealerships, 52 franchises and three collision centers and real property and businesses of the Herb Chambers Dealerships (collectively, the "Businesses").
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

In late January 2025, the U.S. government commenced a broad review of U.S. trade relations, following which it began issuing numerous executive orders and other public policy statements imposing or threatening to impose tariffs on certain countries, materials, and industries, including the automotive industry. Such tariffs include a 25% tariff on imports of automobiles and certain automobile parts, with different rates for some countries as a result of respective trade deals. In response, certain impacted countries have imposed or threatened various corresponding retaliatory tariffs and other actions. If maintained, these and other newly announced tariffs and actions and the potential escalation of trade disputes are expected to affect the automotive industry generally, including manufacturers, distributors and retailers of vehicles, parts and supplies. The extent of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the duration of such tariffs, the responses of other countries or regions to such tariffs, the actual increases in the costs of vehicles, products and raw materials, and exemptions or exclusions that may be granted. Should tariffs increase and be sustained, our inventory acquisition and carrying costs, and the production costs for many of our manufacturer, distributor and supplier partners, may be increased, which costs may be passed on to us and consumers through higher prices for many new vehicles and certain parts we sell. These increased prices may adversely affect our new vehicle sales and related finance and insurance sales and may adversely impact demand for such vehicles and parts, and could materially and adversely affect the results of our operations.

Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the nine months ended September 30, 2025, increased to $13.32 billion, compared to $12.68 billion for the prior year.
•Consolidated gross profit for the nine months ended September 30, 2025, increased to $2.28 billion, compared to $2.20 billion for the prior year.
•The increase in consolidated revenue is primarily due to an increase in new vehicles units sold and parts and service volume growth offset partially by a decrease in used vehicle units sold. The increase in consolidated gross profit is primarily due to an increase in growth in our parts and services gross profit, an increase in used vehicle gross profit per vehicle sold which was offset by lower gross profit per vehicle sold for new vehicles as margins continue to shift downward from the historic highs in recent years.
•Our capital allocation priorities were supported by the repurchase of 220,587 shares for $50.0 million for the nine months ended September 30, 2025, under our share repurchase program.
•We incurred borrowings under our 2023 Senior Credit Facility and 2025 Real Estate Facility upon the consummation of the Herb Chambers acquisition which will increase future floor plan interest expense and other interest expense, net. See Note 3 "Acquisitions and Divestitures" of the notes to the condensed consolidated financial statements for more information.

CONSOLIDATED RESULTS OF OPERATIONS
The Company's operating results for the three and nine months ended September 30, 2025 include the results of the Herb Chambers Businesses acquired in the third quarter of 2025. Accordingly, the increases in revenue and gross profit for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 are largely a result of this acquisition.
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
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,528.9	$2,163.5	$365.4	17%
Used vehicle	1,412.2	1,294.7	117.5	9%
Parts and service	659.4	593.1	66.3	11%
Finance and insurance, net	200.3	185.4	14.9	8%
TOTAL REVENUE	4,800.9	4,236.7	564.2	13%
GROSS PROFIT:
New vehicle	161.0	150.4	10.6	7%
Used vehicle	65.3	59.4	5.9	10%
Parts and service	389.1	337.1	52.0	15%
Finance and insurance	187.1	171.2	15.9	9%
TOTAL GROSS PROFIT	802.5	718.0	84.5	12%
OPERATING EXPENSES:
Selling, general, and administrative	527.1	466.5	60.6	13%
Depreciation and amortization	21.2	18.9	2.3	12%
Asset impairments	11.7	—	11.7	NM
INCOME FROM OPERATIONS	242.6	232.7	9.9	4%
OTHER EXPENSES (INCOME):
Floor plan interest expense	26.7	22.3	4.4	20%
Other interest expense, net	51.3	45.7	5.6	12%
Gain on dealership divestitures, net	(35.7)	(5.0)	(30.7)	NM
Total other expenses, net	42.3	63.0	(20.6)	(33)%
INCOME BEFORE INCOME TAXES	200.2	169.7	30.5	18%
Income tax expense	53.1	43.4	9.7	22%
NET INCOME	$147.1	$126.3	$20.8	16%
Net income per common share—Diluted	$7.52	$6.37	$1.14	18%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2025	2024
REVENUE MIX PERCENTAGES:
New vehicle	52.7%	51.1%
Used vehicle retail	25.6%	27.1%
Used vehicle wholesale	3.9%	3.5%
Parts and service	13.7%	14.0%
Finance and insurance, net	4.2%	4.4%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	20.1%	20.9%
Used vehicle retail	7.7%	7.8%
Used vehicle wholesale	0.5%	0.5%
Parts and service	48.5%	46.9%
Finance and insurance, net	23.3%	23.8%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.7%	16.9%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	65.7%	65.0%
Total revenue during the third quarter of 2025 increased by $564.2 million (13%) compared to the third quarter of 2024, due to a $365.4 million (17%) increase in new vehicle revenue, a $117.5 million (9%) increase in used vehicle revenue, a $66.3 million (11%) increase in parts and service revenue and a $14.9 million (8%) increase in F&I, net revenue. During the three months ended September 30, 2025, gross profit increased by $84.5 million (12%) driven by a $52.0 million (15%) increase in parts and service gross profit, a $15.9 million (9%) increase in F&I gross profit, a $10.6 million (7%) increase in new vehicle gross profit and a $5.9 million (10%) increase in used vehicle gross profit.
Income from operations during the three months ended September 30, 2025 increased by $9.9 million (4%) compared to three months ended September 30, 2024, primarily due to the $84.5 million (12%) increase in gross profit offset by a $60.6 million (13%) increase in selling, general and administrative expenses and an $11.7 million increase in asset impairment expense.
Total other expenses, net decreased by $20.6 million (33%) during the third quarter of 2025 as compared to the third quarter of 2024, primarily as a result of a $30.7 million increase in the gain on dealership divestitures, net offset by a $5.6 million increase in other interest expense, net and a $4.4 million increase in floor plan interest expense. Income before income taxes increased $30.5 million to $200.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Overall, net income increased by $20.8 million during the third quarter of 2025 as compared to the third quarter of 2024.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$814.4	$639.2	$175.2	27%
Import	1,034.6	897.0	137.6	15%
Domestic	679.9	627.3	52.6	8%
Total new vehicle revenue	$2,528.9	$2,163.5	$365.4	17%
Gross profit:
Luxury	$70.6	$61.8	$8.8	14%
Import	57.9	56.4	1.5	3%
Domestic	32.5	32.1	0.4	1%
Total new vehicle gross profit	$161.0	$150.4	$10.6	7%
New vehicle units:
Luxury	10,918	8,951	1,967	22%
Import	25,080	22,500	2,580	11%
Domestic	12,072	11,156	916	8%
Total new vehicle units	48,070	42,607	5,463	13%

Same Store:
Revenue:
Luxury	$622.5	$611.8	$10.6	2%
Import	966.8	840.3	126.5	15%
Domestic	634.7	598.9	35.8	6%
Total new vehicle revenue	$2,224.0	$2,051.0	$172.9	8%
Gross profit:
Luxury	$55.9	$59.1	$(3.2)	(5)%
Import	52.7	53.3	(0.6)	(1)%
Domestic	28.9	30.7	(1.8)	(6)%
Total new vehicle gross profit	$137.5	$143.1	$(5.6)	(4)%
New vehicle units
Luxury	8,403	8,514	(111)	(1)%
Import	23,423	21,092	2,331	11%
Domestic	11,296	10,681	615	6%
Total new vehicle units	43,122	40,287	2,835	7%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per new vehicle sold	$52,609	$50,778	$1,830	4%
Gross profit per new vehicle sold	$3,350	$3,529	$(180)	(5)%
New vehicle gross margin	6.4%	7.0%	(0.6)%

Luxury:
Gross profit per new vehicle sold	$6,471	$6,906	$(436)	(6)%
New vehicle gross margin	8.7%	9.7%	(1.0)%
Import:
Gross profit per new vehicle sold	$2,308	$2,508	$(200)	(8)%
New vehicle gross margin	5.6%	6.3%	(0.7)%
Domestic:
Gross profit per new vehicle sold	$2,692	$2,881	$(189)	(7)%
New vehicle gross margin	4.8%	5.1%	(0.3)%

Same Store:
Revenue per new vehicle sold	$51,574	$50,911	$663	1%
Gross profit per new vehicle sold	$3,188	$3,552	$(363)	(10)%
New vehicle gross margin	6.2%	7.0%	(0.8)%

Luxury:
Gross profit per new vehicle sold	$6,648	$6,937	$(289)	(4)%
New vehicle gross margin	9.0%	9.7%	(0.7)%
Import:
Gross profit per new vehicle sold	$2,249	$2,527	$(278)	(11)%
New vehicle gross margin	5.4%	6.3%	(0.9)%
Domestic:
Gross profit per new vehicle sold	$2,562	$2,876	$(314)	(11)%
New vehicle gross margin	4.6%	5.1%	(0.6)%
For the three months ended September 30, 2025, new vehicle revenue increased by $365.4 million (17%) due to an increase in new vehicle units sold of 5,463 (13%) and an $1,830 (4%) increase in revenue per new vehicle sold as compared to the three months ended September 30, 2024. Same store new vehicle revenue increased by $172.9 million, driven by an increase in new vehicles sold of 2,835 (7%) and a $663 (1%) increase in revenue per new vehicle sold as compared to the three months ended September 30, 2024.
For the three months ended September 30, 2025, new vehicle gross profit and same store new vehicle gross profit increased by $10.6 million (7%) and decreased by $5.6 million (4%), respectively. Same store new vehicle gross margin for the three months ended September 30, 2025, decreased 79 basis points to 6.2%. A 58 basis points decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended September 30, 2025, was approximately 16.3 million which increased as compared to approximately 15.6 million during the three months ended September 30, 2024. The increase in SAAR period over period reflects higher consumer demand for new vehicles driven by automobile tariff uncertainty and expiring electric vehicle federal tax credits. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,226.8	$1,148.5	$78.3	7%
Used vehicle wholesale revenue	185.5	146.2	39.3	27%
Used vehicle revenue	$1,412.2	$1,294.7	$117.5	9%
Gross profit:
Used vehicle retail gross profit	$61.5	$56.1	$5.4	10%
Used vehicle wholesale gross profit	3.8	3.3	0.5	14%
Used vehicle gross profit	$65.3	$59.4	$5.9	10%
Used vehicle retail units:
Used vehicle retail units	37,696	37,347	349	1%

Same Store:
Revenue:
Used vehicle retail revenue	$1,092.2	$1,098.6	$(6.4)	(1)%
Used vehicle wholesale revenue	171.6	143.2	28.3	20%
Used vehicle revenue	$1,263.8	$1,241.8	$22.0	2%
Gross profit:
Used vehicle retail gross profit	$53.2	$54.4	$(1.3)	(2)%
Used vehicle wholesale gross profit	2.9	3.6	(0.7)	(19)%
Used vehicle gross profit	$56.1	$58.0	$(1.9)	(3)%
Used vehicle retail units:
Used vehicle retail units	34,294	35,597	(1,303)	(4)%

Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per used vehicle retailed	$32,543	$30,751	$1,792	6%
Gross profit per used vehicle retailed	$1,631	$1,501	$130	9%
Used vehicle retail gross margin	5.0%	4.9%	0.1%

Same Store:
Revenue per used vehicle retailed	$31,848	$30,861	$987	3%
Gross profit per used vehicle retailed	$1,551	$1,529	$22	1%
Used vehicle retail gross margin	4.9%	5.0%	(0.1)%
For the three months ended September 30, 2025, used vehicle revenue increased by $117.5 million (9%) compared to the same period of the prior year, due to a $78.3 million (7%) increase in used vehicle retail revenue and a $39.3 million (27%) increase in used vehicle wholesale revenue. Same store used vehicle revenue increased by $22.0 million, largely due to a $28.3 million (20%) increase in used vehicle wholesale revenue, offset by a $6.4 million (1%) decrease in used vehicle retail revenue. Total used vehicle retail unit sales increased by 1% while same store used vehicle retail unit sales decreased by 4% during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Used vehicle revenue and unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. Revenue per used vehicle retailed increased in the third quarter of 2025, on both an all store and same store basis.

For the three months ended September 30, 2025, total Company and same store used vehicle retail gross profit margins increased by 13 basis points and decreased by 9 basis points, respectively, as compared to the three months ended September 30, 2024. Increases in used vehicle gross margins on a total Company basis were largely driven by the addition of the Herb Chambers Dealerships during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
For the three months ended September 30, 2025, used vehicle retail gross profit margins increased from 4.9% to 5.0% for all stores and decreased 5.0% to 4.9% on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit increased $5.4 million (10%) for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 and decreased $1.3 million (2%) on a same store basis for the same periods. On a total company and same store basis, our gross profit per used vehicle retailed increased $130 (9%), and $22 (1%), respectively, when compared to the prior year period, which was primarily driven by increases in used vehicle market prices due to the tight used vehicle inventory market.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
As Reported:
Parts and service revenue	$659.4	$593.1	$66.3	11%
Parts and service gross profit:
Customer pay	$207.0	$177.7	$29.2	16%
Warranty	60.0	48.9	11.1	23%
Collision	31.4	31.3	0.1	—%
Wholesale parts	20.5	19.5	1.0	5%
Parts and service gross profit, excluding reconditioning and preparation	$318.8	$277.4	$41.4	15%
Parts and service gross margin, excluding reconditioning and preparation	48.3%	46.8%	1.6%
Reconditioning and preparation *	$70.3	$59.7	$10.6	18%
Total parts and service gross profit	$389.1	$337.1	$52.0	15%
Total parts and service gross margin	59.0%	56.8%	2.2%

Same Store:
Parts and service revenue	$591.1	$566.6	$24.5	4%
Parts and service gross profit:
Customer pay	$183.2	$169.7	$13.5	8%
Warranty	50.7	47.3	3.4	7%
Collision	29.5	31.0	(1.4)	(5)%
Wholesale parts	19.1	18.4	0.7	4%
Parts and service gross profit, excluding reconditioning and preparation	$282.5	$266.4	$16.1	6%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	47.0%	0.8%
Reconditioning and preparation *	$65.1	$57.0	$8.0	14%
Total parts and service gross profit	$347.6	$323.4	$24.2	7%
Total parts and service gross margin	58.8%	57.1%	1.7%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $66.3 million (11%) increase in parts and service revenue was primarily due to a $43.7 million (14%) increase in customer pay revenue, a $19.0 million (21%) increase in warranty revenue, a $2.6 million (1%) increase in wholesale parts revenue and a $1.0 million (1%) increase in collision revenue. Same store parts and service revenue increased by $24.5 million (4%) to $591.1 million during the three months ended September 30, 2025 from $566.6 million during the three months ended September 30, 2024. The increase in same store parts and service revenue was due to a $19.3 million (6%) increase in customer pay revenue, a $6.9 million (8%) increase in warranty revenue and a $1.2 million (1%) increase in wholesale parts revenue, partially offset by a $3.0 million (4%) decrease in collision revenue. The average age of vehicles in 2025 is historically high at 12.8 years. Consumers are retaining vehicles for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the three months ended September 30, 2025, total parts and service gross profit increased by $52.0 million (15%) to $389.1 million and same store total parts and service gross profit increased by $24.2 million (7%) to $347.6 million when compared to the same period of the prior year. The all store and same store increase is primarily due to increased customer pay and warranty volume, which is in line with the increasing trend of aged vehicles.
Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$200.3	$185.4	$14.9	8%
Finance and insurance, net gross profit	$187.1	$171.2	$15.9	9%
Finance and insurance, net per vehicle sold	$2,182	$2,141	$41	2%

Same Store:
Finance and insurance, net revenue	$181.6	$179.6	$2.1	1%
Finance and insurance, net gross profit	$168.4	$165.3	$3.0	2%
Finance and insurance, net per vehicle sold	$2,175	$2,179	$(4)	—%
F&I revenue, net increased by $14.9 million (8%) during the third quarter of 2025 when compared to the third quarter of 2024, as a result of a 7% increase in total retail units sold and a $41 (2%) increase in F&I per vehicle retailed.
On a same store basis, F&I revenue, net increased by $2.1 million (1%) during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024, primarily due to a 2% increase in total retail units sold. F&I revenue, net was negatively impacted by the deferral of commission revenue on the sale of TCA products, which we continue to roll out to all our stores, as compared to the immediate revenue recognition on the sale of third party F&I products. In addition, customers continue to look for ways to manage lower monthly payments in a high interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
Finance and insurance, revenue	$23.7	$29.6	$(5.9)	(20)%
Finance and insurance, cost of sales	$13.2	$14.2	$(1.0)	(7)%
Finance and insurance, gross profit	$10.4	$15.3	$(4.9)	(32)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended September 30, 2025, TCA generated $23.7 million revenue, after dealership eliminations, consisting primarily of earned premiums and $5.5 million investment income from the investment portfolio. F&I revenue decreased by $5.9 million (20%) for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to the continued roll-out of TCA products across Asbury dealerships resulting in the deferral of F&I revenue over the TCA contract term as opposed to the immediate recognition of revenue associated with third-party F&I product sales.

Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the three months ended September 30, 2025, TCA recorded $13.2 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
As we continue to integrate TCA, we expect a rollout of TCA products to our Koons stores in the fourth quarter of 2025 and our Herb Chambers stores beginning in 2026. With the ownership of TCA, while the combined profitability of the transaction is higher, the timing of revenue and cost recognition is deferred and amortized over the life of the contract. We expect that this rollout will result in lower F&I revenue and gross profit over the next few years due to the change in how revenue is earned from these contracts. The extent of the lower F&I revenue and gross profit will vary due to various factors including, but not limited to, SAAR levels and the Company's acquisition and divestiture activity.
Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2025	% of Gross Profit	2024	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$334.9	41.7%	$304.3	42.4%	$30.6	(0.7)%
Rent and related expenses	39.6	4.9%	37.3	5.2%	2.3	(0.3)%
Advertising	18.7	2.3%	16.0	2.2%	2.8	0.1%
Other	133.8	16.7%	109.0	15.2%	24.9	1.5%
Selling, general, and administrative expense	$527.1	65.7%	$466.5	65.0%	$60.6	0.7%
Gross profit	$802.5		$718.0

Same Store:
Personnel costs	$295.0	41.6%	$290.7	42.1%	$4.3	(0.6)%
Rent and related expenses	32.8	4.6%	35.8	5.2%	(3.0)	(0.6)%
Advertising	14.6	2.1%	14.7	2.1%	(0.1)	(0.1)%
Other	111.4	15.7%	104.0	15.1%	7.4	0.6%
Selling, general, and administrative expense	$453.8	64.0%	$445.2	64.5%	$8.6	(0.6)%
Gross profit	$709.5		$689.8

SG&A expense as a percentage of gross profit increased 71 basis points from 65.0% for the three months ended September 30, 2024 to 65.7% for the three months ended September 30, 2025, while same store SG&A expense as a percentage of gross profit decreased 58 basis points to 64.0% over the same period in 2025. The increase in SG&A expense as a percentage of gross profit on a total company basis during the three months ended September 30, 2025 is primarily due to an increase of $30.6 million in personnel expenses driven by the Herb Chambers acquisition and an increase in other expenses of $24.9 million due to transaction costs incurred of $9.6 million associated with the Herb Chambers acquisition and other outside service costs related to legal and professional fees incurred. The decrease in SG&A expense as a percentage of gross profit on a same store basis during the three months ended September 30, 2025 is primarily the result of higher gross profits for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Floor Plan Interest Expense—
Floor plan interest expense increased by $4.4 million to $26.7 million during the three months ended September 30, 2025 as compared to $22.3 million floor plan interest expense for the three months ended September 30, 2024 primarily due to lower balances held in our offset accounts during the three months ended September 30, 2025 as compared to the same period in the prior year.
Other Interest Expense—
Other interest expense increased $5.6 million (12%) during the three months ended September 30, 2025 from $45.7 million during the three months ended September 30, 2024 to $51.3 million. This increase was primarily due to a $5.3 million increase in our mortgage facilities interest expense as a result of borrowings incurred in connection with the Herb Chambers acquisition.
Gain on Dealership Divestitures, net—
During the three months ended September 30, 2025, we sold two Lexus franchises (two dealership locations) and one Chrysler Jeep Dodge Ram franchise (one dealership location) in Salt Lake City, Utah, and one Chrysler Jeep Dodge Ram franchise (one dealership location) in Denver, Colorado. The Company recorded a pre-tax gain totaling $35.7 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the three months ended September 30, 2024, we sold one Nissan franchise (one dealership location) in Denver, Colorado, and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $5.0 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
Income Tax Expense—
The $9.7 million increase in income tax expense was primarily the result of a $30.5 million increase in income before income taxes and the impact on our deferred taxes due to the acquisition of the Herb Chambers Businesses. Our effective tax rate for the three months ended September 30, 2025 was 26.5% compared to 25.6% in the prior year comparative period, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation as well as the favorable effects of amended state income tax returns, which are discrete items, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2025 at 25.5%. This estimated effective tax rate includes the effects of the deferred tax impact related to an increase in our estimated future state effective tax rate due to the acquisition of the Herb Chambers Businesses.

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
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$6,970.9	$6,392.6	$578.2	9%
Used vehicle	3,933.8	3,959.6	(25.8)	(1)%
Parts and service	1,848.5	1,764.3	84.2	5%
Finance and insurance, net	569.3	567.5	1.8	—%
TOTAL REVENUE	13,322.5	12,684.1	638.4	5%
GROSS PROFIT:
New vehicle	464.1	468.3	(4.2)	(1)%
Used vehicle	198.8	192.3	6.4	3%
Parts and service	1,086.6	1,011.1	75.5	7%
Finance and insurance	529.2	527	2.2	—%
TOTAL GROSS PROFIT	2,278.6	2,198.8	79.9	4%
OPERATING EXPENSES:
Selling, general, and administrative	1,458.9	1,411.6	47.3	3%
Depreciation and amortization	59.4	55.8	3.6	7%
Asset impairments	26.0	135.4	(109.4)	NM
INCOME FROM OPERATIONS	734.3	596.0	138.3	23%
OTHER EXPENSES (INCOME):
Floor plan interest expense	65.6	66.1	(0.6)	(1)%
Other interest expense, net	135.0	134.9	0.2	—%
Gain on dealership divestitures, net	(45.8)	(8.6)	(37.1)	NM
Total other expenses, net	154.8	192.4	(37.5)	(20)%
INCOME BEFORE INCOME TAXES	579.5	403.6	175.8	44%
Income tax expense	147.5	102.1	45.4	44%
NET INCOME	$432.0	$301.5	$130.4	43%
Net income per share—Diluted	$21.99	$14.99	$7.00	47%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2025	2024
REVENUE MIX PERCENTAGES:
New vehicle	52.3%	50.4%
Used vehicle retail	25.8%	27.6%
Used vehicle wholesale	3.7%	3.6%
Parts and service	13.9%	13.9%
Finance and insurance, net	4.3%	4.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	20.4%	21.3%
Used vehicle retail	7.9%	8.1%
Used vehicle wholesale	0.8%	0.7%
Parts and service	47.7%	46.0%
Finance and insurance, net	23.2%	24.0%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.1%	17.3%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	64.0%	64.2%
Total revenue for the nine months ended September 30, 2025 increased by $638.4 million (5%) compared to the nine months ended September 30, 2024, due to a $578.2 million (9%) increase in new vehicle revenue, an $84.2 million (5%) increase in parts and service revenue and a $1.8 million increase in F&I, revenue, net, offset by a $25.8 million (1%) decrease in used vehicle revenue. The $79.9 million (4%) increase in gross profit during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was driven by a $75.5 million (7%) increase in parts and service gross profit, a $6.4 million (3%) increase in used vehicle gross profit and a $2.2 million increase in F&I gross profit, offset by a $4.2 million (1%) decrease in new vehicle gross profit.
Income from operations during the nine months ended September 30, 2025 increased by $138.3 million (23%), compared to the nine months ended September 30, 2024, primarily due to a $109.4 million decrease in asset impairment charges and a $79.9 million (4%) increase in gross profit, partially offset by a $47.3 million (3%) increase in SG&A expense and a $3.6 million (7%) increase in depreciation and amortization expense.
Total other expenses, net decreased by $37.5 million (20%) as a result of a $37.1 million increase in gain on dealership divestitures, net, recorded during the nine months ended September 30, 2025 when compared to the same period of the prior year. Income before income taxes increased $175.8 million (44%) to $579.5 million for the nine months ended September 30, 2025. Overall, net income increased by $130.4 million (43%) during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$2,141.2	$1,877.7	$263.5	14%
Import	2,830.7	2,641.1	189.6	7%
Domestic	1,999.0	1,873.9	125.1	7%
Total new vehicle revenue	$6,970.9	$6,392.6	$578.2	9%
Gross profit:
Luxury	$197.6	$183.3	$14.3	8%
Import	167.2	175.8	(8.7)	(5)%
Domestic	99.4	109.2	(9.8)	(9)%
Total new vehicle gross profit	$464.1	$468.3	$(4.2)	(1)%
New vehicle units:
Luxury	28,930	26,248	2,682	10%
Import	69,661	66,650	3,011	5%
Domestic	35,412	33,065	2,347	7%
Total new vehicle units	134,003	125,963	8,040	6%

Same Store:
Revenue:
Luxury	$1,893.2	$1,791.5	$101.7	6%
Import	2,710.4	2,468.8	241.6	10%
Domestic	1,899.8	1,782.3	117.5	7%
Total new vehicle revenue	$6,503.4	$6,042.6	$460.7	8%
Gross profit:
Luxury	$176.8	$174.2	$2.6	1%
Import	158.6	167.1	(8.5)	(5)%
Domestic	93.0	104.1	(11.1)	(11)%
Total new vehicle gross profit	$428.4	$445.4	$(17.0)	(4)%
New vehicle units:
Luxury	25,551	24,870	681	3%
Import	66,728	62,353	4,375	7%
Domestic	33,710	31,504	2,206	7%
Total new vehicle units	125,989	118,727	7,262	6%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per new vehicle sold	$52,020	$50,750	$1,270	3%
Gross profit per new vehicle sold	$3,463	$3,718	$(254)	(7)%
New vehicle gross margin	6.7%	7.3%	(0.7)%

Luxury:
Gross profit per new vehicle sold	$6,829	$6,982	$(153)	(2)%
New vehicle gross margin	9.2%	9.8%	(0.5)%
Import:
Gross profit per new vehicle sold	$2,400	$2,638	$(238)	(9)%
New vehicle gross margin	5.9%	6.7%	(0.8)%
Domestic:
Gross profit per new vehicle sold	$2,806	$3,302	$(496)	(15)%
New vehicle gross margin	5.0%	5.8%	(0.9)%

Same Store:
Revenue per new vehicle sold	$51,619	$50,895	$723	1%
Gross profit per new vehicle sold	$3,400	$3,752	$(351)	(9)%
New vehicle gross margin	6.6%	7.4%	(0.8)%

Luxury:
Gross profit per new vehicle sold	$6,919	$7,004	$(85)	(1)%
New vehicle gross margin	9.3%	9.7%	(0.4)%
Import:
Gross profit per new vehicle sold	$2,377	$2,680	$(303)	(11)%
New vehicle gross margin	5.9%	6.8%	(0.9)%
Domestic:
Gross profit per new vehicle sold	$2,760	$3,306	$(546)	(17)%
New vehicle gross margin	4.9%	5.8%	(0.9)%
For the nine months ended September 30, 2025, new vehicle revenue increased by $578.2 million (9%) due to an increase in new vehicle units sold of 8,040 (6%) and a $1,270 (3%) increase in revenue per new vehicle sold as compared to the nine months ended September 30, 2024. Same store new vehicle revenue increased by $460.7 million (8%), driven by an increase in new vehicles sold of 7,262 (6%) and a $723 (1%) increase in revenue per new vehicle sold as compared to the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, new vehicle gross profit and same store new vehicle gross profit decreased by $4.2 million (1%) and $17.0 million (4%), respectively as compared to the same period in the prior year. Same store new vehicle gross margin for the nine months ended September 30, 2025 decreased 78 basis points to 6.6%. A 67 basis points decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the nine months ended September 30, 2025 was approximately 16.3 million which increased as compared to approximately 15.6 million during the nine months ended September 30, 2024. The increase in SAAR period over period reflects higher inventory supply and consumer demand for new vehicles driven by automobile tariff uncertainty and expiring electric vehicle federal tax credits. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$3,435.1	$3,507.0	$(71.9)	(2)%
Used vehicle wholesale revenue	498.7	452.6	46.1	10%
Used vehicle revenue	$3,933.8	$3,959.6	$(25.8)	(1)%
Gross profit:
Used vehicle retail gross profit	$180.0	$177.4	$2.6	1%
Used vehicle wholesale gross profit	18.8	14.9	3.9	26%
Used vehicle gross profit	$198.8	$192.3	$6.4	3%
Used vehicle retail units:
Used vehicle retail units	109,344	115,370	(6,026)	(5)%

Same Store:
Revenue:
Used vehicle retail revenue	$3,229.3	$3,336.0	$(106.7)	(3)%
Used vehicle wholesale revenue	479.2	440.8	38.5	9%
Used vehicle revenue	$3,708.5	$3,776.8	$(68.2)	(2)%
Gross profit:
Used vehicle retail gross profit	$168.8	$172.2	$(3.4)	(2)%
Used vehicle wholesale gross profit	17.8	14.9	2.9	20%
Used vehicle gross profit	$186.6	$187.1	$(0.5)	—%
Used vehicle retail units:
Used vehicle retail units	103,567	109,132	(5,565)	(5)%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per used vehicle retailed	$31,415	$30,398	$1,017	3%
Gross profit per used vehicle retailed	$1,646	$1,538	$108	7%
Used vehicle retail gross margin	5.2%	5.1%	0.2%

Same Store:
Revenue per used vehicle retailed	$31,181	$30,569	$612	2%
Gross profit per used vehicle retailed	$1,630	$1,578	$52	3%
Used vehicle retail gross margin	5.2%	5.2%	0.1%
For the nine months ended September 30, 2025, used vehicle revenue decreased by $25.8 million (1%) compared to the same period of the prior year, due to a $71.9 million (2%) decrease in used vehicle retail revenue partially offset by a $46.1 million (10%) increase in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $68.2 million (2%) due to a $106.7 million (3%) decrease in used vehicle retail revenue partially offset by a $38.5 million (9%) increase in used vehicle wholesale revenue. Both total used vehicle retail unit sales and same store used vehicle retail sales decreased by 5% during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Used vehicle unit volumes have been negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage. Revenue per used vehicle retailed increased during nine months ended September 30, 2025 compared to the same period of the prior year.

For the nine months ended September 30, 2025, total company and same store gross profit margins increased by 18 basis points and 6 basis points, respectively, as compared to the nine months ended September 30, 2024. Increases in used vehicle gross margins, on both a total Company and same store basis, were largely driven by higher prices for used vehicles during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, used vehicle retail gross profit margins increased from 5.1% to 5.2% for all stores and remained consistent on a same store basis when compared to the same period of the prior year. Used vehicle retail gross profit increased $2.6 million (1%) for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 and decreased $3.4 million (2%) on a same store basis for the same period. On a total company basis, our gross profit per used vehicle retailed increased $108 (7%), and on a same store basis, our gross profit per used vehicle retailed increased $52 (3%) when compared to the prior period, which was primarily driven by increases in used vehicle market prices due to the surge in demand as a result of tariff uncertainty.
Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,848.5	$1,764.3	$84.2	5%
Parts and service gross profit:
Customer pay	$576.0	$532.2	$43.8	8%
Warranty	162.7	136.8	25.9	19%
Collision	93.9	97.1	(3.2)	(3)%
Wholesale parts	57.9	59.3	(1.4)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	$890.5	$825.3	$65.1	8%
Parts and service gross margin, excluding reconditioning and preparation	48.2%	46.8%	1.4%
Reconditioning and preparation *	$196.2	$185.8	$10.4	6%
Total parts and service gross profit	$1,086.6	$1,011.1	$75.5	7%
Total parts and service gross margin	58.8%	57.3%	1.5%

Same Store:
Parts and service revenue	$1,738.9	$1,675.4	$63.5	4%
Parts and service gross profit:
Customer pay	$539.8	$504.3	$35.5	7%
Warranty	150.3	131.0	19.3	15%
Collision	91.4	96.1	(4.7)	(5)%
Wholesale parts	54.9	55.8	(0.8)	(1)%
Parts and service gross profit, excluding reconditioning and preparation	$836.4	$787.1	$49.3	6%
Parts and service gross margin, excluding reconditioning and preparation	48.1%	47.0%	1.1%
Reconditioning and preparation *	$187.5	$176.3	$11.2	6%
Total parts and service gross profit	$1,023.9	$963.4	$60.5	6%
Total parts and service gross margin	58.9%	57.5%	1.4%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed is included as a reduction of parts and service cost of sales in the accompanying condensed consolidated statements of income upon the sale of the vehicle.
The $84.2 million (5%) increase in parts and service revenue was primarily due to a $54.0 million (6%) increase in customer pay revenue and a $44.0 million (18%) increase in warranty revenue, offset by a $7.3 million (3%) decrease in collision revenue and a $6.5 million (2%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $63.5 million (4%) from $1.68 billion for the nine months ended September 30, 2024 to $1.74 billion for the nine months ended September 30, 2025. The increase in same store parts and service revenue was due to a $44.4 million (5%) increase in customer pay revenue and a $34.0 million (14%) increase in warranty revenue, offset by an $11.2 million (5%) decrease in collision revenue and a $3.6 million (1%) decrease in wholesale parts revenue. Consumers are owning a vehicle for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the nine months ended September 30, 2025, total parts and service gross profit increased by $75.5 million (7%) to $1,086.6 million, and same store total parts and service gross profit increased by $60.5 million (6%) to $1,023.9 million when compared to the same period of the prior year. The all store and same store gross profit increases are primarily a result of increased customer pay and warranty volume and reconditioning and preparation, which is in line with the increasing trend of aged vehicles; however these increases were offset by decreases in body shop and wholesale parts activity.
Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$569.3	$567.5	$1.8	—%
Finance and insurance, net gross profit	$529.2	$527.0	$2.2	—%
Finance and insurance, net per vehicle sold	$2,174	$2,184	$(9)	—%

Same Store:
Finance and insurance, net revenue	$541.6	$546.6	$(4.9)	(1)%
Finance and insurance, net gross profit	$501.5	$506.0	$(4.6)	(1)%
Finance and insurance, net per vehicle sold	$2,185	$2,221	$(36)	(2)%
F&I revenue, net increased $1.8 million during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024, primarily due to a 1% increase in total retail units sold.
On a same store basis, F&I revenue, net decreased by $4.9 million during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024 primarily as a result of a $36 decrease in F&I per vehicle retailed. We are seeing slightly lower gross profit in our F&I products as customers look for ways to manage lower monthly payments in a higher interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
Finance and insurance, revenue	$70.3	$89.2	$(18.9)	(21)%
Finance and insurance, cost of sales	$40.1	$40.5	$(0.4)	(1)%
Finance and insurance, gross profit	$30.1	$48.7	$(18.5)	(38)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the nine months ended September 30, 2025, TCA generated $70.3 million of revenue, consisting primarily of earned premiums and $15.2 million investment income from the investment portfolio. F&I revenue decreased by $18.9 million (21%) for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to the continued roll-out of TCA products across Asbury dealerships resulting in the deferral of F&I revenue over the TCA contract term as opposed to the immediate recognition of revenue associated with third-party F&I product sales.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the nine months ended September 30, 2025, TCA recorded

$40.1 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2025	% of Gross Profit	2024	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$954.1	41.9%	$926.4	42.1%	$27.8	(0.3)%
Rent and related expenses	89.5	3.9%	103.3	4.7%	(13.8)	(0.8)%
Advertising	51.1	2.2%	47.8	2.2%	3.3	0.1%
Other	364.2	16.0%	334.2	15.2%	30.0	0.8%
Selling, general, and administrative expense	$1,458.9	64.0%	$1,411.6	64.2%	$47.3	(0.2)%
Gross profit	$2,278.6		$2,198.8

Same Store:
Personnel costs	$893.1	41.7%	$879.8	41.9%	$13.3	(0.1)%
Rent and related expenses	80.7	3.8%	98.7	4.7%	(18.0)	(0.9)%
Advertising	44.9	2.1%	43.3	2.1%	1.7	—%
Other	334.1	15.6%	317.4	15.1%	16.6	0.5%
Selling, general, and administrative expense	$1,352.8	63.2%	$1,339.2	63.7%	$13.6	(0.5)%
Gross profit	$2,140.4		$2,101.9
SG&A expense as a percentage of gross profit decreased 18 basis points from 64.2% for the nine months ended September 30, 2024 to 64.0% for the nine months ended September 30, 2025, while same store SG&A expense as a percentage of gross profit decreased 51 basis points to 63.2% over the same period. The decrease in SG&A as a percentage of gross profit on a total company and same store basis during the nine months ended September 30, 2025 is primarily the result of higher gross profits when compared to the nine months ended September 30, 2024.
On a total company basis, SG&A expense increased by $47.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase of $27.8 million in personnel costs driven by the Herb Chambers acquisition and in other expenses of $30.0 million due to transaction costs of $14.7 million incurred in connection with the Herb Chambers acquisition, offset by a decrease in rent and related expenses of $13.8 million (inclusive of $15.0 million in insurance recoveries in the period).
Asset Impairments—
During the nine months ended September 30, 2025, we recognized asset impairment charges of $26.0 million as compared to $135.4 million of asset impairment charges during the nine months ended September 30, 2024. For the nine months ended September 30, 2025, asset impairment charges were recorded related to five dealerships that met the criteria to be reflected as assets held for sale in March 2025 and one that met the criteria in October 2025 whose franchise rights carrying values exceeded the Company's estimate of the franchise rights fair value less costs to sell. For the nine months ended September 30, 2024, the asset impairments resulted from our interim franchise rights impairment tests for certain underperforming stores, limited primarily to one brand.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $0.6 million (1%) to $65.6 million during the nine months ended September 30, 2025 compared to $66.1 million during the nine months ended September 30, 2024 primarily due to lower interest rates and higher cash balances held in the floor plan offset account during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was offset by an increase in the unused credit facility fees of $1.2 million.

Other Interest Expense—
Other interest expense, net increased $0.2 million from $134.9 million during the nine months ended September 30, 2024 to $135.0 million during the nine months ended September 30, 2025. This increase was primarily due to the $7.1 million increase in our mortgage interest expense due to borrowings incurred in connection with the Herb Chambers acquisition. This increase was offset by a decrease of $4.4 million in our credit facility interest expense driven by lower balances outstanding and lower interest rates applicable during the nine months ended September 30, 2025 as compared to the same period in the prior year.
Gain on Dealership Divestitures, net—
During the nine months ended September 30, 2025, we sold two Toyota franchises (two dealership locations) in San Diego, California, and Los Angeles, California, one Nissan franchise (one dealership location) and one Chrysler Jeep Dodge Ram franchise (one dealership location) in Denver, Colorado, one Volvo franchise (one dealership location) in Greenville, South Carolina, and six franchises in Salt Lake City, Utah, comprising two Lexus franchises (two dealership locations), one Chevrolet franchise (one dealership location), two Chrysler Jeep Dodge Ram franchises (two dealership locations) and one Ford franchise (one dealership location). The Company recorded a pre-tax gain totaling $45.8 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the nine months ended September 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado, and one Nissan franchise (one dealership location) in Atlanta, Georgia. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures, net.
Income Tax Expense—
The $45.4 million (44%) increase in income tax expense was primarily the result of a $175.8 million (44%) increase in income before income taxes. For the nine months ended September 30, 2025, our effective income tax rate was 25.5% compared to 25.3% in the comparative period, respectively, which differed from the U.S. statutory rate primarily due to the favorable effects of the windfall component of equity compensation as well as the favorable effects of amended state income tax returns, which are discrete items, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2025 at 25.5%. This estimated effective tax rate includes the effects of the deferred tax impact related to an increase in our estimated future state effective tax rate due to the acquisition of the Herb Chambers Dealerships.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2025, we had total available liquidity of $686.9 million, which consisted of cash and cash equivalents of $21.2 million (excluding $11.0 million held by TCA), available funds in our floor plan offset accounts of $108.7 million, $548.7 million of availability under our revolving credit facility and $8.3 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2025, these financial covenants did not further limit our availability under our other credit facilities.
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
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2025.

Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of September 30, 2025, the Company had $225.9 million remaining on its share repurchase authorization. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During both the three and nine months ended September 30, 2025, the Company repurchased and retired 220,587 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $50.0 million for the nine months ended September 30, 2025.
During the three and nine months ended September 30, 2024, the Company repurchased and retired 393,951 and 826,340 shares of our common stock under our share repurchase program, respectively. The cash paid for these share repurchases was $182.1 million for the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2025, the Company repurchased 643 and 44,069 shares of our common stock for $0.2 million and $12.9 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
During the three and nine months ended September 30, 2024, the Company repurchased 1,050 and 46,711 shares of our common stock for $0.2 million and $10.1 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable through our 2023 Senior Credit Facility ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying condensed consolidated statements of cash flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying condensed consolidated statements of cash flows. Borrowings of non-trade floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying condensed consolidated statements of cash flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2023 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturers from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2023 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles and certain loaner vehicle programs.
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

	For the Nine Months Ended September 30,
	2025	2024
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$623.3	$427.0
Change in Floor Plan Notes Payable—Non-Trade, net	(7.5)	(70.6)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisitions and divestitures	(15.4)	175.9
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisitions and divestitures	(57.8)	(45.1)
Adjusted cash flow provided by operating activities	$542.6	$487.2
Operating Activities—
Net cash provided by operating activities totaled $623.3 million and $427.0 million, for the nine months ended September 30, 2025 and 2024, respectively. Adjusted cash flow provided by operating activities totaled $542.6 million and $487.2 million, for the nine months ended September 30, 2025 and 2024, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable—non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable—trade.
The $55.4 million increase in adjusted cash flow provided by operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily the result of the following:
•increase of $34.2 million related to accounts payable and accrued liabilities;
•$17.9 million increase related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2025 as compared to 2024;
•$16.0 million increase related to other long term assets and liabilities, net; and
•increase of $28.1 million in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures.
The increase in our adjusted cash flow provided by operating activities was partially offset by:
•decrease of $25.5 million in other current assets, net; and
•decrease of $13.4 million in net income and non-cash adjustments to net income.

Investing Activities—
Net cash used in investing activities totaled $1.49 billion for the nine months ended September 30, 2025 compared to net cash provided by investing activities of $17.8 million for the nine months ended September 30, 2024.
Capital expenditures, excluding the purchase of real estate, were $104.4 million and $104.5 million for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2024, we acquired real estate properties for $69.6 million and also purchased previously leased real estate properties for $11.9 million. We did not acquire real estate properties during the nine months ended September 30, 2025.
During the nine months ended September 30, 2025, we sold two Toyota franchises (two dealership locations) in San Diego, California, and Los Angeles, California, one Nissan franchise (one dealership location) and one Chrysler Jeep Dodge Ram franchise (one dealership location) in Denver, Colorado, one Volvo franchise (one dealership location) in Greenville, South Carolina, and six franchises in Salt Lake City, Utah, comprising two Lexus franchises (two dealership locations), one Chevrolet franchise (one dealership location), two Chrysler Jeep Dodge Ram franchises (two dealership locations) and one Ford franchise (one dealership location) for an aggregate purchase price of $452.9 million. The Company recorded a pre-tax gain totaling $45.8 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the nine months ended September 30, 2024, we sold one Lexus franchise (one dealership location) in Wilmington, Delaware due to OEM requirements in connection with the Koons acquisition, one Nissan franchise (one dealership location) in Denver, Colorado, and one Nissan franchise (one dealership location) in Atlanta, Georgia for an aggregate purchase price of $196.3 million. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying condensed consolidated statement of income as a gain on dealership divestitures, net.
We purchased $153.8 million and $60.0 million of debt securities during the nine months ended September 30, 2025 and 2024, respectively.
We received proceeds of $98.0 million and $70.0 million from the sale of debt securities during the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, we did not sell any real estate. During the nine months ended September 30, 2024, we received cash proceeds of $2.2 million from the sale of real estate.
As a result of the Herb Chambers acquisition, we acquired substantially all of the assets including the real property related thereto, for a total preliminary purchase price of approximately $1.78 billion, paid in cash. The Businesses comprise 33 dealerships, 52 franchises and three collision centers. The Businesses will form part of our Dealerships segment.
We expect that capital expenditures during 2025 will total approximately $175.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash provided by financing activities totaled $830.7 million for the nine months ended September 30, 2025 compared to net cash used in financing activities of $430.2 million for the nine months ended September 30, 2024.
During the nine months ended September 30, 2025 and 2024, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $7.95 billion and $6.92 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $7.70 billion and $7.30 billion, respectively. We had floor plan borrowings incurred to finance the Herb Chambers acquisition of $262.7 million.
On July 21, 2025, certain subsidiaries of the Company borrowed $546.5 million (the “2025 Real Estate Facility”) under a real estate term loan credit agreement, dated as of July 21, 2025 (the “Real Estate Credit Agreement”) by and among the Company, certain of the Company’s subsidiaries that own or lease the real estate financed thereunder, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the various financial institutions parties thereto, as lenders. The

Real Estate Facility matures ten years from the initial funding date. The Company used the proceeds from these borrowings, together with other available funds, to finance the Herb Chambers acquisition.
During the nine months ended September 30, 2025 and 2024, we had non-trade floor plan repayments associated with dealership divestitures of $72.0 million and $34.1 million, respectively.
Repayments of borrowings totaled $154.8 million and $56.9 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, payments of debt issuance costs related to borrowings incurred to finance the Herb Chambers acquisition totaled $5.7 million for the nine months ended September 30, 2025.
There were $1.55 billion borrowings and $1.48 billion repayments under our revolving credit facility during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, there were $1.01 billion borrowings and $782.8 million repayments under our revolving credit facility.
During the nine months ended September 30, 2025, we repurchased 220,587 shares of our common stock under our share repurchase program for a total of $50.0 million and repurchased 44,069 shares of our common stock for $12.8 million from employees in connection with a net share settlement feature of employee equity-based awards. During the nine months ended September 30, 2024, we repurchased 826,340 shares of our common stock under our share repurchase program for a total of $182.1 million and repurchased 46,711 shares of our common stock for $10.1 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" of the Company's condensed consolidated financial statements.
Guarantor Financial Information
As of September 30, 2025, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries"). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
	As of
	September 30, 2025	December 31, 2024
	(In millions)
Current assets	$3,124.6	$2,927.7
Current assets - affiliates	$0.4	$0.5
Non-current assets	$7,821.7	$6,576.9

Current liabilities	$2,769.2	$2,372.4
Current liabilities - affiliates	$34.6	$26.9
Non-current liabilities	$4,023.0	$3,522.5
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries

For the Nine Months Ended September 30,
2025
(In millions)
Net sales	$13,077.8
Gross profit	$2,224.4
Income from operations	$694.0
Net income	$405.6

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $2.14 billion of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of September 30, 2025, a 100 basis point change in interest rates would result in a change of $21.4 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2025 and 2024 by $83.4 million and $70.4 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of September 30, 2025 we had five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. The following table provides information on the attributes of each swap as of September 30, 2025:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$247.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$153.0	$110.6	May 2031
July 2020	$93.5	$67.1	$50.6	December 2028
July 2020	$85.5	$58.6	$57.3	November 2025
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is due to control deficiencies in information technology general controls ("ITGCs") identified at the Jim Koons Dealerships ("Koons") that we acquired in December 2023. Specifically, the material weakness is due to insufficient control activities at a third-party software vendor for the Dealer Management System ("DMS") utilized by Koons. The third-party software vendor who supports the DMS on behalf of Koons does not have a Service Organization Control ("SOC") report that covers the DMS utilized by Koons. The ineffective ITGCs limited the level of assurance over the completeness and accuracy of information derived from the affected IT application used in automated and manual business process controls at Koons. Refer to Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information.
As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management is in the process of implementing its remediation plan. Our remediation efforts include the transition of Koons to another DMS in 2025. As of September 30, 2025, all of the Koons stores have been transitioned to a new DMS. We expect that the material weakness will be remediated in 2025, once the ITGCs have operated for a sufficient period for management to conclude, through testing, that the controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
On July 21, 2025, we completed the Herb Chambers acquisition. The Businesses comprise 33 dealerships, 52 franchises and three collision centers. During the quarter ended September 30, 2025, we started evaluating and have begun to implement changes related to the Businesses' IT infrastructure, ITGCs and business process controls to more closely align with the standards of the Company's control environment. We plan to incorporate the Businesses operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
Other than with respect to the material weakness remediation efforts and the July 2025 acquisition of the Businesses described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2025 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
07/01/2025 - 07/31/2025	64,982	$223.56	64,724	$261.4
08/01/2025 - 08/31/2025	156,178	$227.74	155,863	$225.9
09/01/2025 - 09/30/2025	70	$245.08	—	$225.9
Total	221,230		220,587
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
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1	Term Loan Agreement, dated as of July 21, 2025, by and among Asbury Automotive Group, Inc., a Delaware corporation, as the Company, each of its subsidiaries from time to time party thereto as Borrowers, each of the Lenders time to time party thereto, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	October 29, 2025	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	October 29, 2025	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer