Form 10-K
period 2025-12-31
ASBURY AUTOMOTIVE GROUP INC
filed 2026-02-20
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant's common stock as of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant was $4.65 billion (based upon the assumption, solely for purposes of this computation, that all of the officers and directors of the registrant were affiliates of the registrant).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of February 18, 2026 was 19,257,920.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

ASBURY AUTOMOTIVE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2025

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
•general economic conditions and their expected impact on our revenue and expenses;
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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual future results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
•the ability to acquire and successfully integrate acquired businesses into our existing operations and realize expected benefits and synergies from such acquisitions, and identify and remediate insufficient control activities of the acquired businesses, if any, given that substantially all of our acquired businesses are private companies;
•the effects of increased expenses or unanticipated liabilities incurred resulting from or due to activities related to our acquisitions or divestitures;
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
•significant disruptions in the production and delivery of vehicles and parts, or our business operations, for any reason, including supply shortages, natural disasters, severe weather, civil unrest, both at home and abroad, product recalls, work stoppages or other occurrences that are outside of our control;
•our ability to successfully attract and retain skilled employees;
•our ability to successfully operate, including our ability to maintain, and obtain future necessary regulatory approvals, for Total Care Auto, Powered by Asbury ("TCA"), our finance and insurance ("F&I ") product provider;
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
•our ability to refinance outstanding indebtedness on attractive and advantageous terms;
•high levels of competition in our industry, which may create pricing and margin pressures on our products and services;
•our relationships with manufacturers of the vehicles we sell, and our ability to renew, and enter into new framework and dealer agreements with vehicle manufacturers whose brands we sell, on terms acceptable to us;
•the availability of manufacturer incentive programs and our ability to earn these incentives;
•failure of our management information systems and our ability to successfully transition between key information systems, including our ability to successfully incorporate new technologies and continue our transition to Tekion, a dealer management systems ("DMS") provider, from CDK, another DMS provider;
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
Additional Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available free of charge on our website at http://www.asburyauto.com as soon as practical after such reports are filed with the U.S. Securities and Exchange Commission (the "Commission"). In addition, the proxy statement that will be delivered to our stockholders in connection with our 2026 Annual Meeting of Stockholders, when filed, will also be available on our website, and at the URL stated in such proxy statement. We also make available on our website copies of our certificate of incorporation, bylaws, and other materials that outline our corporate governance policies and practices, including:
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
You may also obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations Department, Asbury Automotive Group, Inc., 6655 Peachtree Dunwoody Road, Atlanta, Georgia 30328. In addition, the Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. The Commission's website is http://www.sec.gov. Unless otherwise specified, information contained on our website, available by hyperlink from our website or on the Commission's website, is not incorporated into this report or other documents we file with, or furnish to, the Commission.
Except as the context otherwise requires, "we," "our," "us," "Asbury," and the "Company" refer to Asbury Automotive Group, Inc. and its subsidiaries.
Item 1. BUSINESS
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002, is a Fortune 500 company and one of the largest franchised automotive retailers in the United States. Our mission is to put the guest experience first and follow our "North Star," i.e., to be the most guest-centric automotive retailer in the industry. We follow three key principles to guide us: (1) have a fun, supportive and inclusive culture where team members thrive personally while building meaningful bonds with one another; (2) be great brand ambassadors and exceptional stewards of capital for our partners who fuel our mission; and (3) be caring professionals who strive to delight our guests and foster love for the brand. Our strong organizational culture and purposeful mission allow us to continuously deliver best-in-class experiences to our guests. As of December 31, 2025, we owned and operated 223 new vehicle franchises, representing 36 brands of automobiles at 171 dealership locations, 39 collision centers, and Total Care Auto, Powered by Asbury ("TCA" or "TCA Business"), our finance and insurance ("F&I") product provider, within 15 states. Our store operations are conducted by our subsidiaries and the Company operates in two reportable segments, Dealerships and TCA.
We offer an extensive range of automotive products and services fulfilling the entire vehicle ownership lifecycle, including new and used vehicles; parts and service, which includes vehicle repair and maintenance services; replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and F&I products, including arranging vehicle financing through third parties and aftermarket products such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. We strive for a diversified mix of products, services, brands and geographic locations which allows us to reduce our reliance on any one manufacturer, minimize the impact from changes in customer preference and maintain profitability across fluctuations in new vehicle sales. Our diverse revenue base, along with our commitment to operational excellence across our dealership portfolio, provides a resilient business model and strong profit margins.
Our omni-channel platform is designed to engage with customers where and when they want to interact and to increase our market share through digital innovation. We are focused on providing a high level of customer service and have designed our dealership services to meet the increasingly sophisticated needs of customers throughout the vehicle ownership lifecycle. Our digital capabilities further enhance our physical dealership network and drive additional revenue. Our ability to provide a low friction experience across our omni-channel platform drives customer satisfaction and repeat business across our dealership portfolio.
Acquisitions
On July 21, 2025, the Company completed its acquisition of substantially all of the assets, including real property and businesses, of The Herb Chambers Companies (the "Herb Chambers acquisition") for an aggregate purchase price of approximately $1.76 billion. The Herb Chambers acquisition was primarily funded with borrowings under Asbury’s existing senior credit facility and borrowings under the 2025 Real Estate Facility. The Herb Chambers acquisition comprised 33 dealerships, 52 franchises and three collision centers and real property and related businesses. The Herb Chambers acquisition increased the Company's footprint in the northeast region of the United States.
There were no acquisitions during the year ended December 31, 2024.
On December 11, 2023, the Company completed its acquisition of the Jim Koons ("Koons") Automotive Companies, (collectively, the "Koons acquisition"), acquiring 20 new vehicle dealerships, six collision centers and the real property related thereto for an aggregate purchase price of approximately $1.50 billion. The acquisition was funded with borrowings under Asbury’s existing credit facility and cash on hand. The Koons acquisition diversified Asbury's geographic mix, with expansion into the greater Washington-Baltimore region of the United States.

Divestitures
During the year ended December 31, 2025, we sold the following franchises:

Manufacturer	Franchises	Locations	States
Toyota	3	3	California; Maryland
Nissan	1	1	Colorado
Chrysler Jeep Dodge Ram	12	4	Colorado; Utah
Volvo	1	1	South Carolina
Lexus	2	2	Utah
Chevrolet Buick GMC	4	3	Utah; Indiana
Ford	1	1	Utah
The Company recorded a pre-tax gain totaling $80.2 million which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2024, we sold the following franchises:

Manufacturer	Franchises	Locations	States
Nissan	2	2	Colorado; Georgia
Lexus	1	1	Delaware
Chevrolet	1	1	Georgia
Honda	1	1	Washington
The Company recorded a pre-tax gain totaling $8.6 million which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2023, we sold one franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million.

Four Key Components of Our Business
The following chart presents the contribution to total revenue and gross profit by each line of business for the year ended December 31, 2025:

4%
14%
29%
53%
23%
48%
8%
20%
F&I, includes TCA
Parts & Service
Used
New
Revenue
Gross Profit

Our new vehicle franchise retail network within our Dealerships segment is made up of dealerships located in 15 states operating primarily under 17 locally branded dealership groups. The following chart provides a detailed breakdown of our states, brand names, and franchises as of December 31, 2025:

Dealership Group Brand Name	State	Franchise

Coggin Automotive Group	Florida	Acura, BMW, Buick, Chevrolet, Ford(a), GMC, Honda(d), Hyundai, Mercedes-Benz, Nissan(a), Toyota

Courtesy Autogroup	Florida	Chrysler, Dodge Ram, Honda, Hyundai, Infiniti, Jeep, Kia, Mercedes-Benz, Nissan, Sprinter, Toyota

Crown Automotive Company	South Carolina	Nissan
	Virginia	Acura, BMW(a), MINI

David McDavid Auto Group	Texas	Ford, Honda(a), Lincoln

Greenville Automotive Group	South Carolina	Land Rover, Porsche, Toyota

Hare, Bill Estes & Kahlo Automotive Groups	Indiana	Chevrolet, Chrysler(a), Dodge Ram(a), Ford, Honda, Isuzu, Jeep(a), Toyota

Herb Chambers Dealerships	Massachusetts
Alfa Romeo(a), Audi(a), Bentley, BMW(a), Cadillac, Chevrolet, Chrysler(a), Dodge Ram(a), Fiat(a), Ford(a), Honda(b), Hyundai, Infiniti, Jaguar(a), Jeep(a), Kia, Lamborghini, Land Rover(a), Lexus(a), Lincoln(a), Maserati(a), Mercedes-Benz(a), MINI, Porsche(a), Rolls Royce, Sprinter, Toyota(a), Volvo

	Rhode Island	Alfa Romeo, Cadillac, Maserati

Jim Koons Automotive Companies	Maryland	Chevrolet(a), Ford, GMC, Kia, Mercedes-Benz, Sprinter, Toyota(a), Volvo
	Virginia	Buick, Chevrolet, Chrysler, Dodge Ram, Ford(b), GMC(a), Hyundai, Jeep, Kia, Toyota(a)

Larry H. Miller Dealerships	Arizona	Chrysler(b), Dodge Ram(c), Fiat, Ford, Genesis, Hyundai, Jeep(b), Nissan, Toyota, Volkswagen(a)
	Colorado	Chrysler(a), Dodge Ram(b), Fiat, Ford, Jeep(a), Volkswagen
	Idaho	Chrysler, Dodge Ram, Honda, Jeep, Subaru
	New Mexico	Chevrolet, Chrysler(a), Dodge Ram, Hyundai(a), Jeep(a), Toyota
	Utah	Chevrolet, Chrysler, Dodge Ram, Ford(a), Honda, Jeep, Lincoln, Mercedes-Benz, Toyota, Sprinter

Mike Shaw, Stevinson & Arapahoe Automotive Groups	Colorado	Subaru(a), Chevrolet, Hyundai(a), Jaguar, Lexus(a), Porsche, Toyota(a)

Nalley Automotive Group	Georgia	Acura, Audi, Bentley, BMW, Honda, Hyundai, Infiniti(a), Kia, Lexus(a), Toyota(b), Volkswagen

Park Place Automotive	Texas	Acura, Lexus(a), Land Rover, Mercedes-Benz(b), Porsche, Volvo, Sprinter(b)

Plaza Motor Company	Missouri	Audi, BMW, Infiniti, Land Rover, Mercedes-Benz(a), Sprinter(a)

____________________________
(a)This dealership group has two of these franchises.
(b)This dealership group has three of these franchises.
(c)This dealership group has four of these franchises.
(d)This dealership group has five of these franchises.

Operations
New Vehicle Sales
The following table reflects the number of franchises we owned as of December 31, 2025 and the percentage of new vehicle revenues represented by class and franchise for the year ended December 31, 2025:

Class/Franchise	Number of Franchises Owned	% of New Vehicle Revenues
Luxury
Mercedes-Benz	11	7%
Lexus	8	11
BMW	7	4
Acura	4	1
Infiniti	5	1
Land Rover	5	2
Maserati	3	*
Lamborghini	1	*
Porsche	5	2
Alfa Romeo	3	*
Volvo	3	1
Audi	4	1
Rolls Royce	1	*
Lincoln	4	1
Genesis	1	*
Bentley	2	*
Jaguar	3	*
Total Luxury	70	32%
Import
Toyota	18	19%
Honda	15	9
Hyundai	10	5
Sprinter	9	1
Nissan	5	1
Kia	5	2
Volkswagen	4	1
Subaru	3	1
Fiat	4	*
MINI	2	*
Isuzu	1	*
Total Import	76	40%
Domestic
Cadillac	2	*
Chrysler, Dodge, Jeep, Ram	46	8%
Chevrolet, Buick, GMC	15	7
Ford	14	13
Total Domestic	77	28%
Total Franchises	223	100%

* Franchise accounted for less than 1% of new vehicle revenues for the year ended December 31, 2025.
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
Used Vehicle Sales
We sell used vehicles at all our franchised dealership locations. Used vehicle sales include the sale of used vehicles to individual retail customers ("used retail") and the sale of used vehicles to other dealers or licensed wholesalers ("wholesale") (the terms "used retail" and "wholesale" are collectively referred to as "used").
Gross profit from the sale of used vehicles depends primarily on our dealerships' ability to obtain a high-quality supply of used vehicles and our use of technology to manage our inventory. Our new vehicle operations typically provide our used vehicle operations with a large supply of trade-ins and off-lease vehicles, which we believe are good sources of high-quality used vehicles. We also purchase a portion of our used vehicle inventory at "open" auctions and auctions restricted to new vehicle dealers. Additionally, our used vehicle sales benefit from our ability to sell certified pre-owned vehicles from our franchised dealerships.
Parts and Service
We provide vehicle repair and maintenance services, sell replacement parts, and recondition used vehicles at all our dealerships. Additionally, we provide collision repair services at our 39 free-standing collision repair centers that we operate either on the premises of or in close proximity to our dealerships. Historically, parts and service revenues have been more stable than revenues from vehicle sales. Industry-wide, parts and service revenues have consistently increased over time primarily due to the increased cost of maintaining vehicles, the added technical complexity of vehicles, and the increasing number of vehicles on the road.
The automotive parts and service industry tends to be highly fragmented, with franchised dealerships and independent repair shops competing for this business. We believe that the increased use of advanced technology in vehicles is making it difficult for independent repair shops to compete effectively with franchised dealerships, however, as independent repair shops may not be able to make the investments necessary to perform major or technical repairs. In an effort to maintain the necessary knowledge to service vehicles and further develop our technician staff, we focus on our internal and manufacturer specific training and development programs for new and existing technicians. We believe our parts and service business is also well-positioned to benefit from the service work potentially generated through the sale of extended service contracts to customers who purchase new and used vehicles from us, as historically these customers tend to have their vehicles serviced at the location where they purchased the extended service contract. In addition, our franchised dealerships benefit from manufacturer policies requiring that warranty and recall related repairs be performed at a franchised dealership. We believe our collision repair centers provide us with an attractive opportunity to grow our business due to the high margins provided by collision repair services and the fact that we are able to source original equipment manufacturer parts from our franchised dealerships.
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

F&I revenue in our TCA segment represents the premium revenue earned from customers for F&I products primarily sold in connection with the purchase of vehicles at our dealerships. The premium revenue is recognized over the life of the F&I product contract as services are provided. We capitalize costs, such as employee sales commissions, to obtain customer contracts, and amortize those costs over the life of the contract. Amortization of costs to obtain customer contracts is included in selling, general and administrative expenses in the consolidated statements of income. The portion of commissions that are paid to affiliated dealerships is eliminated upon consolidation. The Dealerships segment also provides vehicle repair and maintenance services to TCA customers in connection with claims related to TCA's products. Upon consolidation, the associated service revenue recorded by the Dealerships segment is eliminated against the service costs incurred by the Dealerships segment. All claims paid related to the contracts are recognized in F&I cost of sales in the TCA segment.
In addition, F&I revenue includes investment income and other gains and losses related to the performance of our investment portfolio.
Business Strategy
We seek to be the most guest-centric automotive retailer and to create long-term value for our stockholders by striving to drive operational excellence and deploy capital to its highest risk-adjusted returns. To achieve these objectives, we employ the strategies described below.
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
As part of our long-term growth strategy, we invest in technologies and partner with leading software platform vendors to develop applications that (i) serve our guests with omni-channel buying options offering enhanced speed and transparency, and (ii) drive a more efficient guest experience at a lower cost to serve.
Grow F&I product penetration and expand TCA's service offerings across the full dealership portfolio.
We continue to be positioned to leverage the acquisition of LHM to improve profitability via the ownership of TCA, a highly scalable provider of a full-suite of F&I products. TCA’s key offerings include vehicle service contracts, prepaid maintenance, protection plans, key and remote replacement, leased vehicle protection and tire and wheel protection. Over the long term, we expect the profitability of our TCA products will be higher than the profitability associated with selling F&I products offered by third parties. We are continuing to integrate TCA’s service offerings across our full dealership portfolio to increase our F&I product penetration and profitability. We completed the rollout of TCA's service offerings in our Florida market and the Koons platform during the year ended December 31, 2025. We expect to complete the rollout to all our dealerships in 2026 by offering TCA products on our Herb Chambers platform; however, no assurance can be given that the rollout will be completed within the timeframe contemplated.
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
Our capital allocation decisions are made within the context of maintaining sufficient liquidity and a prudent capital structure. We target a 2.5x to 3.5x transaction adjusted net leverage ratio, which is calculated as set forth in our credit facility, in a normal business environment. The Company’s transaction-adjusted net leverage ratio was 3.2x as of December 31, 2025, compared to 2.9x as of December 31, 2024. We believe our cash position and borrowing capacity, combined with our current and expected future cash generation capability, provide us with financial flexibility to, among other things, reinvest in our business, acquire dealerships and repurchase our stock, when prudent.
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
We continually evaluate the financial and operating results of our dealerships, as well as each dealership’s geographical location and, based on various financial and strategic rationales, may make decisions to dispose of dealerships to refine our dealership and real estate portfolio. We also evaluate dealership acquisition opportunities based on market position and geography, brand representation and availability, key personnel and other factors. Our approach to dispositions and acquisitions is highly disciplined, with a focus on long-term strategic value to stockholders.
Deliver on our mission to grow and transform our business.
We continually evaluate additional opportunities to drive revenue growth while maintaining our disciplined approach to capital allocation. We intend to execute on our strategic plan by focusing on a variety of growth efforts including, balanced capital allocation, driving same-store revenue growth, acquiring revenue through strategic transactions, opportunistically repurchasing our stock, and harvesting operating efficiencies enabled by the transition to Tekion. Aligning with our strategic outlook, the Company entered into a Transaction Agreement related to the Herb Chambers dealership group that closed on July 21, 2025, resulting in the Company acquiring substantially all of the assets, including all real property and businesses of the Herb Chambers dealership group, which comprise 33 dealerships, 52 franchises and three collision centers, and which is expected to contribute positively to the Company’s overall revenue objectives.
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
Some dealer agreements and framework agreements grant the manufacturer the right to terminate or not renew our dealer and framework agreements, or to compel us to divest our dealerships, for a number of reasons, including default under the agreement, any unapproved change of control (specific changes vary from manufacturer to manufacturer, but which include material changes in the composition of our Board of Directors during a specified time period, the acquisition of 5% or more of our voting stock by another vehicle manufacturer or distributor, the acquisition of 20% or more of our voting stock by third parties, and the acquisition of an ownership interest sufficient to direct or influence management and policies), or certain other unapproved events (including certain extraordinary corporate transactions such as a merger or sale of all or substantially all of our assets). Triggers of the clauses are often based upon actions by our stockholders and are generally outside of our control. Some of our dealer agreements and framework agreements also give the manufacturer a right of first refusal if we propose to sell any dealership representing the manufacturer's brands to a third party. These agreements may also attempt to limit the protections available under applicable state laws and require us to resolve disputes through binding arbitration. For additional information, please refer to the risk factor captioned, "We are dependent upon our relationships with the manufacturers of vehicles that we sell and are subject to restrictions imposed by, and significant influence from, these vehicle manufacturers. Any of these restrictions or any changes or deterioration of these relationships could have a material adverse effect on our business, financial condition, results of operations, and cash flows."
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
Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition and results of operations. Furthermore, if a manufacturer seeks protection from creditors in bankruptcy, courts have held that the federal bankruptcy laws may supersede these laws, resulting in either the termination, non-renewal or rejection of franchises by such manufacturers, which, in turn, could materially adversely affect our business, financial condition, and results of operations. For additional information, please refer to the risk factor captioned, "If state laws that protect automotive retailers are repealed, weakened, or superseded by our framework agreements with manufacturers, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their dealer agreements which could have a material adverse effect on our business, results of operations, financial condition, and cash flows."
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

Human Capital
Mission and Vision
At Asbury, our North Star and our mission is to be the most guest-centric automotive retailer. Our success depends on our employees and their commitment to delivering a consistent and exceptional guest experience. Our employees work at locations in Arizona, Colorado, Florida, Georgia, Idaho, Indiana, Maryland, Massachusetts, Missouri, New Mexico, Rhode Island, South Carolina, Texas, Utah, and Virginia. We believe that our employees help to set us apart from our competitors, and, therefore, we understand they are one of our greatest assets. As a result, a critical part of our business strategy is investing in, supporting and developing our employees so that they are trained and incentivized to provide best-in-class service to our guests.
As of December 31, 2025, we employed approximately 15,000 full-time and part-time employees, none of whom were covered by collective bargaining agreements. We believe we have good relations with our employees.
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
Community Outreach
Through our Asbury Cares program, we support selected community partner organizations across the nation to help reduce disparities in our communities where we live and serve. Since 2021, we have awarded our full-time employees with an additional 40 hours of paid time off per year that can be used to volunteer with our local community partners. We partner with charitable organizations that focus on building strong communities, enhancing education and youth development, improving health and wellness, and supporting veterans and military families. In 2025, we supported more than 75 organizations within our local communities.
As part of our Asbury Cares Community program, a significant portion of our efforts revolve around education and making sure that young people in underserved communities have access to a quality education. We formed a partnership with HBCU Change, an app-based organization that lets users round up their spending and donate to Historically Black Colleges and Universities ("HBCU"). Within our locations, the point-of-sale credit card machines show a prompt asking our guests if they would like to donate to HBCU Change. Through donations from our guests and company match, we have contributed more than $1.95 million to HBCUs across the country since the start of our partnership with HBCU Change in May 2021.
Recruitment and Talent Development
When recruiting for open positions, we search for the most talented people who each have varying backgrounds, perspectives, and experiences. We also partner with local colleges and trade schools to develop apprenticeship and internship programs. This allows us to help provide valuable training to entry-level candidates while also growing our pipeline.
Our goal is to promote employees from within to career growth opportunities whenever possible. We invest significant resources to train and develop our employees to provide a great guest experience, enable success in their roles, and reach their career goals. In 2022, we launched a training curriculum for all store positions. In 2024, we also implemented guest experience training for all employees. In addition, we offer our employees access to an online career path tool, which helps them plan their desired career path and see the required performance goals and milestones to be considered for a promotion. Our fixed operations organization requires technicians to obtain and maintain certification status with our vehicle manufacturers, and our dealerships pay for the required training. Our employees also attend vehicle manufacturer-sponsored and industry training events.
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
We are subject to substantial risk of property loss due to the significant concentration of property at dealership locations, including vehicles and parts. We have historically experienced business interruptions from time to time at several of our dealerships, due to actual or threatened adverse weather conditions or natural disasters, such as hurricanes, earthquakes, tornadoes, floods, hailstorms, fires or other extraordinary events. For example, in 2024, Hurricanes Helene and Milton impacted store operations in Florida, Georgia, and South Carolina, leading to temporary store closures and reduced customer traffic. Concentration of property at dealership locations also makes the automotive retail business particularly vulnerable to theft, fraud and misappropriation of assets. Illegal or unethical conduct by employees, customers, vendors, and unaffiliated third parties can result in loss of assets, disrupt operations, impact brand reputation, jeopardize manufacturer and other relationships, result in the imposition of fines or penalties, and subject us to governmental investigations or lawsuits. While we maintain insurance to protect against various losses, this insurance coverage often contains significant deductibles. In addition, we "self-insure" a portion of our potential liabilities, meaning we do not carry insurance from a third party for such liabilities, and are wholly responsible for any related losses including for certain potential liabilities that some states prohibit the maintenance of insurance to protect against. In certain instances, our insurance may not fully cover a loss depending on the applicable deductible or the magnitude and nature of the claim. Additionally, changes in the cost or availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase our self-insured risks. To the extent we incur significant additional costs for insurance, suffer losses that are not covered by in-force insurance or suffer losses for which we are self-insured, our financial condition, results of operations and cash flows could be materially adversely impacted.
If we are unable to acquire and successfully integrate additional businesses into our existing operations, and realize expected benefits and synergies from such acquisitions, our revenue and earnings growth may be adversely affected.
We believe that the automotive retailing industry is a mature industry whose sales are significantly impacted by the prevailing economic climate, both nationally and in local markets. Accordingly, we believe that our future growth depends in part on our ability to manage expansion, control costs in our operations and acquire and effectively integrate acquired dealerships into our organization. For example, with the consummation of the Koons acquisition in 2023 and the Herb Chambers acquisition in 2025, we have experienced, and expect to continue to experience, significantly more sales, and have more assets and employees than we did prior to the transaction. The integration processes require us to expend significant capital and significantly expand the scope of our operations and financial systems. Integration also requires support or other actions by third parties such as vendors, suppliers, and licensing agencies and the untimely or inadequate responses from such third parties can delay or otherwise negatively impact the integration process.
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
Our ability to make payments on our indebtedness and fund our ongoing operations depends on our operating subsidiaries' ability to generate cash in the future and distribute that cash to us. It is possible that our subsidiaries may not generate cash from operations in an amount sufficient to enable us to service our indebtedness. In addition, many of our subsidiaries are required to comply with the provisions of franchise agreements, dealer agreements, other agreements with manufacturers, mortgages, and credit facility providers. Many of these agreements contain minimum working capital or net worth requirements, and are subject to change at least annually. Although the requirements contained in these agreements did not restrict our subsidiaries from distributing cash to us as of December 31, 2025, unexpected changes to our financial metrics or to the terms of our franchise agreements, dealer agreements, or other agreements with manufacturers could require us to alter the manner in which we distribute or use cash. If our operating subsidiaries are unable to generate and distribute sufficient cash to us to service our indebtedness and fund our ongoing operations, our financial condition may be materially adversely affected.
Our inability to execute a substantial portion of our business strategy, including our mission to grow and transform our business, could have an adverse effect on our business, results of operations, financial condition and cash flows.
Our inability to execute a substantial portion of our business strategy could adversely affect our business, results of operations, financial condition and cash flow. We seek to execute on our strategic plan using a variety of growth efforts, which include driving same-store revenue growth and acquiring additional revenue through strategic acquisitions. Many of the factors that impact our ability to execute our strategic vision, such as the advancement of certain technologies, general economic conditions and legal and regulatory obstacles, are beyond our control.
Consumers are increasingly shopping for new and used vehicles, automotive repair and maintenance services and other automotive products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete. We have invested and will continue to invest in our omni-channel and other online applications in furtherance of our strategic vision. We face increased competition for market share from other automotive retailers and other sales platforms that have also invested in digital channels. There can be no assurance that our initiatives and investments in digital channels will be successful or result in improved financial performance.
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
Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. Goodwill and indefinite-lived intangible assets, including manufacturer franchise rights, are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred), by applying a qualitative or quantitative assessment. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. The fair value of our manufacturer franchise rights is determined by discounting a subset of the projected cash flows at a dealership that we attribute to the value of the franchise. Changes to the business mix or declining cash flows in a dealership increase the risk of impairment. During the year ended December 31, 2025, we recognized asset impairment charges of $141.0 million associated with manufacturer franchise rights recorded at certain dealerships and goodwill associated with certain asset disposal groups. We cannot accurately predict the amount and timing of any additional impairment charges at this time; however, any such impairment charge could have an adverse effect on our results of operations and stockholders' equity. See Note 10 "Goodwill and Intangible Franchise Rights" of the notes to the consolidated financial statements for more information.
The loss or transition of key personnel and limited management and personnel resources could adversely affect our business.
Our success depends, to a significant degree, upon the continued contributions of our management team and service and sales personnel, and the ability of the Company to establish an effective succession plan to ensure leadership continuity when key personnel leave, retire or unexpectedly depart. In addition, dealer and framework agreements may require the prior approval of the applicable manufacturer before any change is made in dealership general managers or other management positions. The loss of the services of one or more of these key employees may materially impair the profitability of our operations or may result in a violation of an applicable dealer or framework agreement. In addition, the market for qualified employees in the industry and in the states in which we operate, specifically for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of such employees or the inability to attract additional qualified employees may adversely affect the ability of our dealerships to conduct their operations in accordance with the standards set by us or the manufacturers. If we are unable to retain our key personnel, we may be unable to successfully execute our business plans, which may have a material adverse effect on our business.
We may not realize the strategic benefits and cost synergies that are anticipated from the planned Herb Chambers acquisition.
The benefits that are expected to result from the Herb Chambers acquisition will depend, in part, on our ability to integrate and realize the anticipated revenue and cost synergies from the Herb Chambers acquisition. If management is not able to effectively manage the integration process, including without limitation the rollout of our TCA products to the Herb Chambers dealerships and the transition of the Herb Chambers platform to Tekion,or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations could suffer. We also cannot guarantee that the benefits and cost synergies that we currently expect to realize as a result of the Herb Chambers acquisition will be achieved within our anticipated time frames or at all. Additionally, we may incur substantial expenses in connection with the integration of the Herb Chambers dealerships, which may exceed expectations and offset certain anticipated benefits, and in connection with certain ongoing obligations under the Herb Chambers Transaction Agreement.
Risks Related to Macroeconomic and Market Conditions
The automotive retail industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business, our ability to implement our strategy and our results of operations.
Our future performance will be impacted by general economic conditions, including among other things: changes in employment levels; consumer demand, preferences and confidence levels; the availability and cost of credit; fuel prices; levels of discretionary personal income; inflation; interest rates; and changes in U.S. trade policy, including the imposition of tariffs and resulting consequences. Inflation continues to be an issue throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, fuel and other costs as well as by reducing demand for automobiles. Sales of certain vehicles, particularly trucks and sport utility vehicles that historically have provided us with higher gross profit per vehicle retailed, may be sensitive to fuel prices. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. Inflation is also often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. Changes in interest rates can also significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many vehicle buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. In an inflationary environment, depending on automotive industry and other economic conditions, we may be unable to raise prices to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, fuel and other costs of providing service. Continued inflationary pressures could impact our profitability.
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
Although we seek to limit our dependence on any one vehicle manufacturer, there can be no assurance that the brand mix allocated and delivered to our dealerships by the manufacturers will be appropriate or sufficiently diverse to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer's ability to produce vehicles. For the year ended December 31, 2025, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	30%
Ford Motor Company (Ford and Lincoln)	14%
American Honda Motor Co., Inc. (Honda and Acura)	10%
Stellantis N.V. (Chrysler, Dodge, Jeep, Ram and Fiat)	8%
General Motors Company (Chevrolet, Buick and GMC)	7%
Mercedes-Benz USA, LLC (Mercedes-Benz, Smart and Sprinter)	7%
Hyundai Motor America (Hyundai)	6%
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
As of December 31, 2025, we had total debt of $3.59 billion and total floor plan notes payable, net of $2.03 billion. We have the ability to incur substantial additional debt in the future to finance, among other things, acquisitions, working capital and capital expenditures, and new and used vehicle inventory, as well as to refinance new and used vehicle inventory, subject in each case to the restrictions contained in our debt instruments and other agreements existing at the time such indebtedness is incurred. We will continue to have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
We generally finance our purchases of new vehicle inventory, have the ability to finance the purchases of used vehicle inventory, and have the availability to borrow funds for working capital under our senior secured credit facilities that charge interest at variable rates. Therefore, our interest expense from variable rate debt will rise with increases in interest rates. In addition, a significant rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicle sales and the related profit margins and F&I revenue per vehicle, because most of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our capital costs and reducing our revenues. Given our variable interest rate debt and floor plan notes payable outstanding as of December 31, 2025, each one percent increase in market interest rates would increase our total annual interest expense by approximately $26.2 million. When considered in connection with reduced expected sales, if interest rates increase, any such increase could materially adversely affect our business, financial condition and results of operations.
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
As described under Item 9A. "Controls and Procedures" below, we previously concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2024 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the material weakness as a result of deficiencies in information technology general controls ("ITGCs") at a third-party software vendor who supports the DMS utilized by the Koons dealership group that we acquired in December 2023.
During 2025, we completed the remediation measures related to the material weakness and we have concluded that our internal control over financial reporting is effective as of December 31, 2025. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. Failure to maintain effective internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that may materially and adversely affect our business.
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
A failure of any of our information systems or those of our third-party service providers, or a security breach with regard to personally identifiable information ("PII") about our customers or employees, or other cybersecurity incident, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We depend on the efficient operation of our information systems and those of our third-party service providers. We rely on information systems at our dealerships in all aspects of our sales and service efforts, as well as in the preparation of our consolidated financial and operating data. Additionally, in the ordinary course of business, we and our partners receive PII about our customers in order to complete the sale or service of a vehicle and related products. We also receive PII from our employees. The regulatory environment surrounding information security and privacy is increasingly demanding, with numerous state and federal regulations, as well as payment card industry and other vendor standards, governing the collection and maintenance of PII from consumers and other individuals.
Cybersecurity incidents can result from human error or intentional (or deliberate) attacks or unintentional events by insiders (e.g., employees) or third parties, including cybercriminals, competitors, nation-states and “hacktivists,” among others. Cybersecurity incidents can include, for example, phishing, credential harvesting or use of stolen access credentials, unauthorized access to systems, networks or devices (for example, through hacking activity), structured query language attacks, infection from or spread of malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, the use of fraudulent or fake websites, and other attacks (including, but not limited to, denial-of-service attacks on websites), which shut down, disable, slow, impair or otherwise disrupt operations, business processes, technology, connectivity or website or internet access, functionality or performance. In addition to intentional cybersecurity incidents, unintentional cybersecurity incidents can occur (for example, the inadvertent release of confidential or non-public personal information). Changes to our business, processes, systems, or technology, if not implemented properly, can increase our vulnerability to cybersecurity incidents.
Our business could be significantly disrupted if (i) the DMS fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent that any of these systems become unavailable to us or fail to perform as designed for an extended period of time for any reason or (ii) our relationship with our DMS providers or any other third-party provider deteriorates. Additionally, any disruption to access and connectivity of our information systems due to natural disasters, power loss or other reasons could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity. In addition, we believe the automotive dealership industry is a particular target of identity thieves and other threat actors, as there are numerous opportunities for cybersecurity incidents, including cybersecurity breaches, burglary, lost or misplaced data, malware, ransomware, computer viruses or other malicious software code, corruption of data, exfiltration of data to malicious sites, the dark web or other locations or threat actors, or misappropriation of data by employees, vendors or unaffiliated third parties. Because of the increasing number and sophistication of some cybersecurity incidents and cyber-attacks, including increased artificial intelligence driven "deep fake" and social engineering, and despite the security measures we have in place and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers and business partners, which include but are not limited to vehicle manufacturers, could be vulnerable to cybersecurity incidents, security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism and/or other events. Advances and the increased use and availability of artificial intelligence by the Company and others, including but not limited to business partners, service providers and threat actors, may make cyber incidents more difficult to identify, contain and mitigate.
While we and the business partners and service providers on which we rely have experienced cybersecurity incidents in the past, and may experience additional incidents in the future, as of the date of this Annual Report on Form 10-K, we are not aware of any incident having a material adverse effect on our business, results of operations or financial condition to date.

However, there can be no assurance that we or the business partners and service providers on which we rely will not experience future cybersecurity incidents that may be material. Although we believe we have systems and processes in place to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity attacks and incidents change frequently and may not be recognized until launched against a target, we or our business partners and service providers may be unable to anticipate these techniques or to implement adequate preventative measures. A cybersecurity incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. Any such alleged or actual incident can increase costs of doing business, negatively affect customer satisfaction and loyalty, expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The failure of a key information system, the inability to successfully transition between key information systems, or our ability to successfully incorporate new technologies could have a material adverse effect on our business, results of operations, financial condition and cash flows.
As part of our business strategy, we invest in technologies and partner with leading software platform vendors to develop applications that drive a more efficient guest experience at a lower cost to serve. A key information system is our dealer management system, which acts as a centralized platform to manage day-to-day operations, including inventory, sales, service, finance, and customer relations. The management of our day-to-day business activities could be significantly disrupted if the DMS fails or fails to integrate with other third-party information systems, customer relations management tools or other software, or to the extent that any of these systems become unavailable to us or fail to perform as designed for an extended period of time for any reason, which failure could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our dealerships currently operate on two dealer management systems. We are transitioning to a new DMS, and as of December 31, 2025 we had transitioned 38 stores from CDK, our existing DMS provider which has a fragmented "bolt-on" solution architecture, to Tekion, a cloud-based DMS with a unified solution that is expected to make it easier to enhance technology. The benefits that are expected to result from the Tekion transition will depend on our ability to transition all of our dealerships to the new DMS. Additionally, we may incur substantial expenses in connection with the Tekion transition, including without limitation paying for both dealer management systems at times, which may exceed expectations and offset certain anticipated benefits. Additionally, there is a significant degree of difficulty and management distraction inherent in the process of transitioning a key information system, and there are short-term productivity losses at the store level due to learning a new information system. There can be no assurances that the benefits and cost synergies that we expect to realize as a result of the Tekion transition will be achieved within our anticipated time frames or at all, which failure could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Continued pressure from the CFPB, FTC, and other federal agencies could lead to significant changes in the manner that dealers are compensated for arranging customer financing and vehicle protection products, and while it is difficult to predict how any such changes might impact us, any adverse changes could have a material adverse impact on our finance and insurance business and results of operations. Furthermore, we expect that new laws and regulations, particularly at the federal level, in other areas may be enacted, which could also materially adversely impact our business. On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advised that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company vigorously disputed, and continues to vigorously dispute, the FTC’s allegations. As a result, on August 16, 2024, the FTC initiated an administrative proceeding by filing an enforcement action against the Company; David McDavid Honda Frisco, David McDavid Honda Irving, and David McDavid Ford Fort Worth, three of the Company’s dealerships; and an individual general manager at one of the dealerships pursuant to the allegations set forth above. On October 4, 2024, the Company filed a lawsuit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. Among other things, the Company’s lawsuit asserts that the FTC’s administrative proceeding violates the Company’s constitutional rights by denying it the right to a jury trial and by allowing the FTC to serve as both prosecutor and judge in the same proceeding. The Company’s lawsuit also contends that FTC commissioners and in-house administrative law judges are effectively insulated from removal by the President in contravention of the Constitution’s requirements. The FTC’s administrative proceeding and the Company’s lawsuit remain pending. We are unable to reasonably predict the possible outcome of the Company’s dispute with the FTC at this time, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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
Governance
Our Chief Information Officer (“CIO”) oversees cybersecurity, data privacy and manages Asbury’s information and security procedures. Asbury also has a Director of Cybersecurity, as well as a formal team of analysts.
Our Board of Directors maintains ultimate oversight of the Company’s enterprise risk management program, which includes material cybersecurity risks. Under the oversight of the audit committee and capital allocation and risk management committee of the Company’s Board of Directors, and as directed by the Company’s Chief Executive Officer, our CIO is responsible for the assessment and management of material cybersecurity risks. Our CIO oversees the Company’s cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. The CIO also coordinates with the Company’s legal counsel and third parties, such as consultants and legal advisors, to assess and manage material risks from cybersecurity threats. Our CIO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s data incident response plan and related processes.
The capital allocation and risk management committee of the Company’s Board of Directors assists the Board in the periodic review and evaluation of the Company’s risk profile and related risk management processes which identify and manage the Company’s key financial, strategic and operational risks. The audit committee of the Company’s Board of Directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria set forth in the Company’s disclosure controls and procedures. Further, our CIO reports on cybersecurity matters, including material risks and threats, to the Company’s audit committee on a quarterly basis, and the audit committee provides updates to the Company’s Board of Directors at regular board meetings. In addition, the audit committee and capital allocation and risk management committee hold a joint meeting annually during which the CIO provides a comprehensive update regarding the assessment and management of material cybersecurity risks. Our CIO also provides ad hoc updates as appropriate to the Company’s Board of Directors.
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
Management
In an effort to effectively prevent, detect, and respond to cybersecurity threats, we employ a multi-layered cybersecurity risk management program supervised by our CIO, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, architecture, and processes. This responsibility includes identifying, considering, and assessing potentially material cybersecurity incidents on an ongoing basis, establishing processes designed to prevent and monitor potential cybersecurity risks, implementing mitigation and remedial measures, and maintaining our cybersecurity program. To do so, our program leverages both internal and external techniques and expertise. Internally, among other things, we perform two penetration tests per year, internal tests/code reviews, and simulations using cybersecurity professionals to assess vulnerabilities in our information systems and evaluate our cyber defense capabilities. Our cybersecurity capabilities, processes, and other security measures also include, without limitation:
•Service Organization Controls ("SOC")-as-a-Service (SOCaas) wherein a third-party vendor operates and maintains a fully managed SOC on a subscription basis via the cloud;
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
Although we believe we have systems and processes in place to protect against risks associated with cybersecurity incidents in the future, depending on the nature of an incident, these protections may not be fully sufficient. We, as well as the business partners or services providers on which we rely, have experienced cybersecurity incidents in the past that have resulted in disruptions, technology failures, or unauthorized people gaining access to certain information systems, and we could in the future experience similar incidents. As of the date of this Form 10-K, no cybersecurity incident, or any risk from cybersecurity threat, has materially affected or has been determined to be reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, see “A failure of any of our information systems or those of our third-party service providers, or a data security breach with regard to personally identifiable information ("PII") about our customers or employees, could have a material adverse effect on our business, results of operations, financial condition and cash flows.” beginning on page 28 of the section entitled “Item 1A. Risk Factors” in this Form 10-K.
Item 2. Properties
We own our corporate headquarters, which is located at 6655 Peachtree Dunwoody Road, Atlanta, Georgia 30328. We also have a corporate office in Texas. The operations of our TCA business are located in leased office space in Utah. We believe that our facilities are in good condition and meet our current business needs.
As of December 31, 2025, our operations encompassed 171 franchised dealership locations, 39 collision repair centers, throughout 15 states as follows:

	Dealerships			Collision Repair Centers
Dealership Group Brand Name:	Owned	Leased		Owned	Leased
Coggin Automotive Group	12	4	(a)	5	2
Courtesy Autogroup	6	2		2	—
Crown Automotive Company	3	2	(b)	—	—
David McDavid Auto Group	4	—		2	—
Greenville Automotive Group	3	—		1	—
Hare, Bill Estes & Kahlo Automotive Groups	7	—		1	—
Herb Chambers Dealerships	28	5		3	—
Koons Automotive Group	16	2		5	1
Larry H. Miller Dealerships	32	4		6	2
Mike Shaw, Stevinson & Arapahoe Automotive Groups	7	4		—	—
Nalley Automotive Group	14	1		4	1
Park Place Automotive	5	4	(c)	2	1
Plaza Motor Company	5	1	(b)	—	1
Total	142	29		31	8
______________________________________
(a)Includes one dealership that leases a new vehicle facility and operates a separate used vehicle facility that is owned.
(b)Includes one dealership location where we lease the underlying land but own the building facilities on that land.
(c)Includes two dealership locations where we lease the underlying land but own the building facilities on that land.
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
On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the “FTC”) requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company vigorously disputed, and continues to vigorously dispute, the FTC’s allegations. As a result, on August 16, 2024, the FTC initiated an administrative proceeding by filing an enforcement action against the Company; David McDavid Honda Frisco, David McDavid Honda Irving, and David McDavid Ford Fort Worth, three of the Company’s dealerships; and an individual general manager at one of the dealerships pursuant to the allegations set forth above. On October 4, 2024, the Company filed a lawsuit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. Among other things, the Company’s lawsuit asserts that the FTC’s administrative proceeding violates the Company’s constitutional rights by denying it the right to a jury trial and by allowing the FTC to serve as both prosecutor and judge in the same proceeding. The Company’s lawsuit also contends that FTC commissioners and in-house administrative law judges are effectively insulated from removal by the President in contravention of the Constitution’s requirements. The FTC’s administrative proceeding and the Company’s lawsuit remain pending. We are unable to reasonably predict the possible outcome of the Company’s dispute with the FTC at this time, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "ABG."
We have not paid any dividends since 2008. On February 18, 2026, the last reported sale price of our common stock on the NYSE was $229.78 per share, and there were approximately 506 record holders of our common stock.
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
Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2025 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
10/01/2025 - 10/31/2025	92,917	$238.77	92,917	$203.7
11/01/2025 - 11/30/2025	119,341	$233.04	119,248	$175.9
12/01/2025 - 12/31/2025	50	$226.92	—	$175.9
Total	212,308		212,165
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
As of December 31, 2025, we had remaining authorization to repurchase up to an additional $175.9 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
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

PERFORMANCE GRAPH
The following graph furnished by us shows the value as of December 31, 2025, of a $100 investment in our common stock made on December 31, 2020, as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of AutoNation, Inc.; Sonic Automotive, Inc.; Group 1 Automotive, Inc.; Penske Automotive Group, Inc.; and Lithia Motors, Inc., in each case on a "total return" basis assuming the reinvestment of any dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.
The foregoing graph is not, and shall not be deemed to be, filed as part of our annual report on Form 10-K. Such graph is not, and will not be deemed, filed or incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent specifically incorporated by reference therein by us.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties. An analysis of our consolidated results of operations for 2024 and 2023 and year-to-year comparisons between 2024 and 2023 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2024.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of December 31, 2025, through our Dealerships segment, we owned and operated 223 new vehicle franchises (171 dealership locations), representing 36 brands of automobiles, within 15 states. We also operated 39 collision centers, and Total Care Auto, Powered by Asbury ("TCA"), our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts, and collision repair service; and finance and insurance products. The finance and insurance products are provided by both TCA and independent third parties. The F&I products offered by TCA are sold through affiliated dealerships. For the year ended December 31, 2025, our new vehicle revenue brand mix consisted of 40% imports, 32% luxury, and 28% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
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
Our Dealerships segment gross profit margin varies with our revenue mix. Historically, the sales of new vehicles generally results in a lower gross profit margin than used vehicle sales, sales of parts and service, and sales of F&I products. As a result, when used vehicle, parts and service, and F&I revenue increase as a percentage of total revenue, we expect our overall gross profit margin to increase. However, during and after the COVID-pandemic, new vehicle gross profit margins have been above historical levels and higher than used vehicle gross margins as a result of inventory disruptions from supply chain issues.
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
Recent Events
Herb Chambers acquisition
On July 21, 2025, the Company completed the Herb Chambers acquisition, thereby acquiring substantially all of the assets including the real property related thereto, for a total purchase price of approximately $1.76 billion. The acquisition was financed by borrowings under our new vehicle floor plan and used vehicle floor plan facilities, revolving credit facility and borrowings under a real estate facility. The Herb Chambers acquisition comprised 33 dealerships and three collision centers.
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
See “Item 1A. Risk Factors” in Part I of this report for additional information about risks and uncertainties facing our Company.

Financial Highlights
Highlights related to our financial condition and results of operations include the following:
•Consolidated revenue for the year ended December 31, 2025 increased to $18.00 billion, compared to $17.19 billion for the prior year.
•Consolidated gross profit for the year ended December 31, 2025 increased to $3.07 billion, compared to $2.95 billion for the prior year.
•The increase in consolidated revenue and consolidated gross profit was primarily due to the effects of the Herb Chambers acquisition and growth in parts and services gross profit. This increase was offset by lower gross profit per vehicle sold for new vehicles as margins continue to shift downward from the historic highs in recent years.
•The effects of dealership divestitures also impacted consolidated revenue and gross profit. During the year ended December 31, 2025, we divested 24 franchises (15 dealership locations). These divested dealerships contributed approximately $436.3 million of revenue during the year ended December 31, 2025.
•Our capital allocation priorities were supported by share repurchases of approximately 432,752 shares for $99.9 million during the year ended December 31, 2025.

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
The Company's full year results for 2025 include the results of the Herb Chambers dealerships acquired in July 2025. Accordingly, the increases in revenue, gross profit and income from operations for 2025 compared to 2024 are largely a result of this acquisition.
The Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$9,496.2	$8,849.7	$646.5	7%
Used vehicle	5,225.4	5,218.2	7.2	NM
Parts and service	2,506.8	2,354.7	152.1	6%
Finance and insurance, net	770.6	766.0	4.6	1%
TOTAL REVENUE	17,999.0	17,188.6	810.4	5%
GROSS PROFIT:
New vehicle	621.9	640.4	(18.4)	(3)%
Used vehicle	259.1	245.4	13.6	6%
Parts and service	1,472.5	1,351.2	121.3	9%
Finance and insurance, net	718.1	711.6	6.5	1%
TOTAL GROSS PROFIT	3,071.7	2,948.6	123.0	4%
OPERATING EXPENSES:
Selling, general and administrative	1,987.6	1,888.5	99.0	5%
Depreciation and amortization	82.4	75.0	7.4	10%
Asset impairments	141.0	149.5	(8.5)	(6)%
INCOME FROM OPERATIONS	860.6	835.6	25.0	3%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	91.2	89.9	1.3	1%
Other interest expense, net	187.5	179.1	8.3	5%
Gain on dealership divestitures, net	(80.2)	(8.6)	(71.6)	NM
Total other expenses, net	198.4	260.3	(61.9)	(24)%
INCOME BEFORE INCOME TAXES	662.2	575.3	86.9	15%
Income tax expense	170.2	145.0	25.3	17%
NET INCOME	$492.0	$430.3	$61.6	14%
Net income per common share—Diluted	$25.13	$21.50	$3.63	17%
______________________________
NM—Not Meaningful

	For the Year Ended December 31,
	2025	2024
REVENUE MIX PERCENTAGES:
New vehicles	52.8%	51.5%
Used retail vehicles	25.3%	26.8%
Used vehicle wholesale	3.8%	3.6%
Parts and service	13.9%	13.7%
Finance and insurance, net	4.3%	4.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicles	20.2%	21.7%
Used retail vehicles	7.8%	7.8%
Used vehicle wholesale	0.6%	0.6%
Parts and service	47.9%	45.8%
Finance and insurance, net	23.4%	24.1%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.1%	17.2%
SG&A EXPENSES AS A PERCENTAGE OF GROSS PROFIT	64.7%	64.0%
Total revenue during 2025 increased by $810.4 million (5%) compared to 2024, due to a $646.5 million (7%) increase in new vehicle revenue, a $152.1 million (6%) increase in parts and service revenue, a $7.2 million increase in used vehicle revenue and a $4.6 million (1%) increase in F&I revenue.
The $123.0 million (4%) increase in gross profit during 2025 was the result of a $121.3 million (9%) increase in parts and service gross profit, a $13.6 million (6%) increase in used vehicle gross profit and a $6.5 million (1%) increase in F&I gross profit, partially offset by an $18.4 million (3%) decrease in new vehicle gross profit. Our total gross profit margin decreased 9 basis points from 17.2% in 2024 to 17.1% in 2025.
Income from operations during 2025 increased by $25.0 million (3%) compared to 2024, primarily due to a $123.0 million (4%) increase in gross profit and an $8.5 million (6%) decrease in asset impairments, partially offset by a $99.0 million (5%) increase in selling, general and administrative expenses and an $8.5 million (6%) increase in depreciation and amortization expense.
Total other expenses, net decreased by $61.9 million (24%) from expenses of $260.3 million in 2024 to $198.4 million of expenses in 2025, primarily due to a $71.6 million (828%) increase in gain on dealership divestitures, net, partially offset by an $8.3 million (5%) increase in other interest expense, net and a $1.3 million (1%) increase in floor plan interest expense. As a result, income before income taxes increased by $86.9 million (15%) to $662.2 million in 2025. The $25.3 million (17%) increase in income tax expense was primarily attributable to the 15% increase in income before taxes, and a 50 basis point increase in the 2025 effective tax rate. Overall, net income increased by $61.6 million (14%) from $430.3 million in 2024 to $492.0 million in 2025.

New Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$3,041.5	$2,654.8	$386.8	15%
Import	3,800.6	3,623.5	177.2	5%
Domestic	2,654.0	2,571.5	82.5	3%
Total new vehicle revenue	$9,496.2	$8,849.7	$646.5	7%
Gross profit:
Luxury	$278.1	$258.5	$19.7	8%
Import	215.8	237.3	(21.5)	(9)%
Domestic	128.0	144.6	(16.6)	(11)%
Total new vehicle gross profit	$621.9	$640.4	$(18.4)	(3)%
New vehicle units:
Luxury	40,818	36,827	3,991	11%
Import	93,726	91,243	2,483	3%
Domestic	46,660	45,148	1,512	3%
Total new vehicle units	181,204	173,218	7,986	5%

Same Store:
Revenue:
Luxury	$2,587.4	$2,539.1	$48.2	2%
Import	3,583.6	3,378.8	204.9	6%
Domestic	2,465.2	2,402.3	62.9	3%
Total new vehicle revenue	$8,636.1	$8,320.1	$316.0	4%
Gross profit:
Luxury	$239.5	$246.4	$(6.9)	(3)%
Import	200.5	223.3	(22.8)	(10)%
Domestic	116.8	136.1	(19.3)	(14)%
Total new vehicle gross profit	$556.8	$605.8	$(49.0)	(8)%
New vehicle units:
Luxury	34,845	34,990	(145)	NM
Import	88,404	85,178	3,226	4%
Domestic	43,376	42,065	1,311	3%
Total new vehicle units	166,625	162,233	4,392	3%

New Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per new vehicle sold	$52,406	$51,090	$1,316	3%
Gross profit per new vehicle sold	$3,432	$3,697	$(265)	(7)%
New vehicle gross margin	6.5%	7.2%	(0.7)%

Luxury:
Gross profit per new vehicle sold	$6,814	$7,018	$(204)	(3)%
New vehicle gross margin	9.1%	9.7%	(0.6)%
Import:
Gross profit per new vehicle sold	$2,302	$2,601	$(298)	(11)%
New vehicle gross margin	5.7%	6.5%	(0.9)%
Domestic:
Gross profit per new vehicle sold	$2,743	$3,203	$(460)	(14)%
New vehicle gross margin	4.8%	5.6%	(0.8)%

Same Store:
Revenue per new vehicle sold	$51,830	$51,285	$545	1%
Gross profit per new vehicle sold	$3,342	$3,734	$(393)	(11)%
New vehicle gross margin	6.4%	7.3%	(0.8)%

Luxury:
Gross profit per new vehicle sold	$6,874	$7,042	$(168)	(2)%
New vehicle gross margin	9.3%	9.7%	(0.4)%
Import:
Gross profit per new vehicle sold	$2,268	$2,622	$(354)	(14)%
New vehicle gross margin	5.6%	6.6%	(1.0)%
Domestic:
Gross profit per new vehicle sold	$2,692	$3,235	$(543)	(17)%
New vehicle gross margin	4.7%	5.7%	(0.9)%

During 2025, new vehicle revenue increased by $646.5 million (7%) when compared to 2024, as a result of a 5% increase in new vehicle unit sales, combined with a 3% increase in revenue per new vehicle sold which increased to $52,406 for the year ended December 31, 2025, from $51,090 for the year ended December 31, 2024. Same store new vehicle revenue increased by $316.0 million (4%) mainly driven by an increase in the number of units sold which increased by 4,392 (3%) for the year ended December 31, 2025 as compared to the same period in the prior year. In addition, same store revenue per new vehicle sold increased from $51,285 for the year ended December 31, 2024 to $51,830 for the year ended December 31, 2025.
New vehicle gross profit decreased by $18.4 million (3%) for the year ended December 31, 2025 when compared to the same period in the prior year, as a result of a 7% decrease in gross profit per new vehicle sold which decreased from $3,697 for the year ended December 31, 2024 to $3,432 for the year ended December 31, 2025, partially offset by a 5% increase in unit volumes sold. Same store new vehicle gross profit decreased by $49.0 million (8%) in 2025 as a result of an 11% decrease in gross profit per new vehicle sold. Same store new vehicle gross margin decreased 83 basis points from 7.3% for the year ended December 31, 2024 to 6.4% for the year ended December 31, 2025. The decrease in our new vehicle gross profit margin was primarily attributable to the softening of the historically high new vehicle margins seen in recent years.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the year ended December 31, 2025 was approximately 16.2 million which increased as compared to approximately 15.8 million during the year ended December 31, 2024. The increase in SAAR period over period reflects higher inventory supply, including fleet, coupled with increased consumer demand due to concerns with respect to rising vehicle prices in light of, among other things, tariffs. In addition, we saw increased demand for new electric vehicles before the expiration of federal tax credits in September 2025. We ended the year with approximately 52 days of supply of new vehicle inventory which reflects an increase from 49 days of supply as of December 31, 2024, but remains well below historical levels.
Used Vehicle—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$4,549.6	$4,605.9	$(56.3)	(1)%
Used vehicle wholesale revenue	675.7	612.3	63.5	10%
Used vehicle revenue	$5,225.4	$5,218.2	$7.2	NM
Gross profit:
Used vehicle retail gross profit	$239.4	$228.6	$10.7	5%
Used vehicle wholesale gross profit	19.7	16.8	2.9	17%
Used vehicle gross profit	$259.1	$245.4	$13.6	6%
Used vehicle retail units:
Used vehicle retail units	143,126	150,698	(7,572)	(5)%

Same Store:
Revenue:
Used vehicle retail revenue	$4,136.9	$4,347.8	$(210.9)	(5)%
Used vehicle wholesale revenue	620.8	594.9	25.9	4%
Used vehicle revenue	$4,757.7	$4,942.7	$(185.0)	(4)%
Gross profit:
Used vehicle retail gross profit	$218.5	$219.8	$(1.4)	(1)%
Used vehicle wholesale gross profit	20.9	17.0	3.9	23%
Used vehicle gross profit	$239.4	$236.8	$2.5	1%
Used vehicle retail units:
Used vehicle retail units	131,615	141,131	(9,516)	(7)%

Used Vehicle Metrics—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2025	2024
As Reported:
Revenue per used vehicle retailed	$31,788	$30,564	$1,224	4%
Gross profit per used vehicle retailed	$1,672	$1,517	$155	10%
Used vehicle retail gross margin	5.3%	5.0%	0.3%

Same Store:
Revenue per used vehicle retailed	$31,432	$30,807	$625	2%
Gross profit per used vehicle retailed	$1,660	$1,558	$102	7%
Used vehicle retail gross margin	5.3%	5.1%	0.2%
Used vehicle revenue increased by $7.2 million, due to a $63.5 million (10%) increase in used vehicle wholesale revenue, partially offset by a $56.3 million (1%) decrease in used vehicle retail revenue. Same store used vehicle revenue decreased by $185.0 million (4%) due to a $210.9 million (5%) decrease in used vehicle retail revenue, partially offset by a $25.9 million

(4%) increase in used vehicle wholesale revenue. Used vehicle revenues and unit volume have continued to contract during 2025, on both an all store and same store basis. Used vehicle revenue and unit volumes continue to be negatively impacted by the affordability headwinds and lack of inventory availability, especially in vehicles with lower mileage.
Offsetting volume declines, we reported higher used vehicle retail gross profit margins for the year ended December 31, 2025 as compared to the same period in the prior year. Total Company and same store used vehicle retail gross profit margins increased 30 and 22 basis points, respectively, to 5.3% for the year ended December 31, 2025 as compared to the same period in the prior year. We attribute the increases in used vehicle retail gross profit margins to improved sourcing and disciplined execution focused on profitability over units sold.
We believe that our used vehicle inventory continues to be well-aligned with current consumer demand, with approximately 38 days of supply as of December 31, 2025.
Parts and Service—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
As Reported:
Parts and service revenue	$2,506.8	$2,354.7	$152.1	6%
Parts and service gross profit:
Customer pay	$781.6	$711.1	70.4	10%
Warranty	226.4	186.7	39.7	21%
Collision	126.4	128.6	(2.2)	(2)%
Wholesale parts	77.5	77.5	0.1	NM
Parts and service gross profit, excluding reconditioning and preparation	1,211.9	1,104.0	107.9	10%
Parts and service gross margin, excluding reconditioning and preparation	48.3%	46.9%	1.5%
Reconditioning and preparation *	260.6	247.2	13.4	5%
Total parts and service gross profit	$1,472.5	$1,351.2	$121.3	9%
Total parts and service gross margin	58.7%	57.4%	1.4%

Same Store:
Parts and service revenue	$2,286.4	$2,212.7	$73.7	3%
Parts and service gross profit:
Customer pay	706.8	665.8	41.0	6%
Warranty	199.1	177.4	21.7	12%
Collision	121.5	127.3	(5.8)	(5)%
Wholesale parts	72.6	72.3	0.2	NM
Parts and service gross profit, excluding reconditioning and preparation	1,100.1	1,042.9	57.2	5%
Parts and service gross margin, excluding reconditioning and preparation	48.1%	47.1%	1.0%
Reconditioning and preparation *	243.3	233.3	10.0	4%
Total parts and service gross profit	$1,343.4	$1,276.2	$67.2	5%
Total parts and service gross margin	58.8%	57.7%	1.1%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and service cost of sales within the accompanying consolidated statements of income upon the sale of the vehicle.
The $152.1 million (6%) increase in parts and service revenue was due to a $95.8 million (8%) increase in customer pay revenue, a $66.4 million (19%) increase in warranty revenue, partially offset by a $4.9 million (1%) decrease in wholesale parts revenue and a $5.1 million (2%) decrease in collision revenue. Same store parts and service revenue increased $73.7 million

(3%) from $2,212.70 million in 2024 to $2,286.4 million in 2025. The increase in same store parts and service revenue was due to a $52.0 million (4%) increase in customer pay revenue and a $38.2 million (12%) increase in warranty revenue, partially offset by a $13.8 million (5%) decrease in collision revenue and a $2.7 million (1%) decrease in wholesale parts revenue.
Parts and service gross profit, excluding reconditioning and preparation, increased by $107.9 million (10%) to $1,211.9 million and same store gross profit, excluding reconditioning and preparation, increased by $57.2 million (5%) to $1,100.1 million. The $57.2 million increase in same store gross profit, excluding reconditioning and preparation, is primarily due to a $41.0 million (6%) increase in customer pay gross profit and a $21.7 million (12%) increase in warranty gross profit, partially offset by a $5.8 million (5%) decrease in collision gross profit. Wholesale parts gross profit held steady on a same store basis for the year ended year ended December 31, 2025 as compared to the same period in the prior year. As a result of the shortage of new vehicle inventory in recent years, coupled with inflationary headwinds, many customers have elected to keep their current vehicles longer which has generated additional customer pay gross profit for the service departments. In addition, the increasing complexity of vehicles due to advanced systems is increasing the frequency of recalls resulting in an increase in warranty gross profit. We continue to focus on increasing our customer pay parts and service revenue over the long-term by improving the customer experience, providing competitive benefits to our technicians, capitalizing on our dealership training programs and upgrading equipment.
Finance and Insurance, net—

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$770.6	$766.0	$4.6	1%
Finance and insurance, net gross profit	$718.1	$711.6	$6.5	1%
Finance and insurance, net per vehicle sold	$2,214	$2,197	$17.0	1%

Same Store:
Finance and insurance, net revenue	$715.7	$733.3	$(17.6)	(2)%
Finance and insurance, net gross profit	$663.2	$678.9	$(15.7)	(2)%
Finance and insurance, net per vehicle sold	$2,224	$2,238	$(14.0)	(1)%
F&I revenue, net increased by $4.6 million (1%) in 2025 when compared to 2024 primarily as a result of a $17 (1%) increase in F&I per vehicle retailed which was partially offset by a decline in new and used retail unit sales.
On a same store basis, F&I revenue, net decreased by $17.6 million (2%) in 2025 when compared to 2024 primarily as a result of a 2% decrease in new and used retail unit sales and a $14 (1%) decrease in F&I per vehicle retailed.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Year Ended December 31,		Increase (Decrease)	% Change
	2025	2024
	(Dollars in millions)
Finance and insurance, revenue	$91.1	$120.6	$(29.5)	(24)%
Finance and insurance, cost of sales	$52.5	$54.4	$(1.9)	(3)%
Finance and insurance, gross profit	$38.6	$66.2	$(27.6)	(42)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the years ended December 31,

2025 and 2024, TCA generated $91.1 million and $120.6 million, respectively, of revenue, consisting primarily of earned premium and $20.7 million and $17.8 million, respectively, from the investment portfolio.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the years ended December 31, 2025 and 2024, TCA recorded $52.5 million and $54.4 million, respectively, of cost of sales consisting primarily of claims expense paid to affiliated dealerships. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated upon consolidation.
We completed the rollout of TCA's service offerings in our Florida market and the Koons platform during the year ended December 31, 2025. We expect to complete the rollout to all of our dealerships in 2026 by offering TCA products on our Herb Chambers platform; however, no assurance can be given that the rollout will be completed with the timeframe contemplated.
Selling, General and Administrative Expense—

	For the Year Ended December 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2025	% of Gross Profit	2024	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$1,282.1	41.7%	$1,240.3	42.1%	$41.8	(0.3)%
Rent and related expenses	131.9	4.3%	142.6	4.8%	(10.6)	(0.5)%
Advertising	68.9	2.2%	61.8	2.1%	7.1	0.1%
Other	504.7	16.4%	443.9	15.1%	60.8	1.4%
Selling, general and administrative expense	$1,987.6	64.7%	$1,888.5	64.0%	$99.0	0.7%
Gross profit	$3,071.7		$2,948.6

Same Store:
Personnel costs	$1,163.1	41.5%	$1,168.6	41.8%	$(5.5)	(0.3)%
Rent and related expenses	113.7	4.1%	135.8	4.9%	(22.1)	(0.8)%
Advertising	57.6	2.1%	54.5	1.9%	3.1	0.1%
Other	450.9	16.1%	418.9	15.0%	32.0	1.1%
Selling, general and administrative expense	$1,785.4	63.7%	$1,777.8	63.5%	$7.6	0.2%
Gross profit	$2,802.7		$2,797.8
SG&A expense as a percentage of gross profit increased 66 basis points from 64.0% in 2024 to 64.7% in 2025. Same store SG&A expense as a percentage of gross profit increased 16 basis points from 63.5% in 2024 to 63.7% in 2025. The increase in SG&A as a percentage of gross profit is primarily the result of higher cost in personnel and other categories in SG&A expense partially offset by higher gross profits for 2025 as compared to 2024. SG&A expense as reported for the year ended December 31, 2025 increased by $99.0 million (0.7%) as compared to the year ended December 31, 2024 primarily due to the acquisition of the Herb Chambers stores in July 2025 and an increase in professional and legal fees including those related to the Herb Chambers acquisition ($15.4 million) and the Tekion implementation project ($8.6 million) which was partially offset by an insurance recovery of $15.0 million. On a same store basis, the increase in SG&A expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is due to an increase in professional and legal fees offset by the insurance recovery of $15.0 million and the decrease in personnel costs of $5.5 million.
Asset Impairments —
During the year ended December 31, 2025, we recognized asset impairment charges of $141.0 million as compared to $149.5 million of impairment charges during the year ended December 31, 2024. The asset impairment charges resulted from our annual franchise rights impairment tests and the classification of certain asset disposal groups as held for sale which resulted in additional franchise rights impairment charges.

Floor Plan Interest Expense —
Floor plan interest expense increased by $1.3 million to $91.2 million during 2025 compared to $89.9 million during 2024 due to floor plan interest expense related to the Herb Chambers stores acquired in July 2025 and an increase in unused credit facility fees of $2.5 million. These increases were offset by a reduction in interest rates year over year.
Other Interest Expense —
Other interest expense increased $8.3 million (5%) from $179.1 million in 2024 to $187.5 million in 2025. The increase is primarily due to higher loaner payable interest expense driven by higher loaner vehicle balances, as well as interest expense on our revolving credit agreement during the year ended December 31, 2025.
Gain on Dealership Divestitures, Net —
During the year ended December 31, 2025, we sold 24 franchises (15 dealership locations) for an aggregate purchase price of approximately $566.5 million. The Company recorded a pre-tax gain totaling $80.2 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2024, we sold five franchises (5 dealership locations) for an aggregate purchase price of approximately $196.3 million. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2023, we sold one franchise (one dealership location) for proceeds of $30.7 million. The Company recorded a pre-tax gain totaling $13.5 million.
Income Tax Expense —
The $25.3 million (17%) increase in income tax expense was primarily the result of a $86.9 million (15%) increase in income before income taxes. Our effective tax rate increased 50 basis points from 25.2% in 2024 to 25.7% in 2025. The increase in our effective tax rate was primarily due to our acquisition and divestiture activity. Stores acquired are located in relatively high tax rate states while the stores divested are located in relatively low or no tax rate states.
Refer to Note 16 "Income Taxes" for additional information regarding income taxes.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2025, we had total available liquidity of $927.1 million, which consisted of cash and cash equivalents of $28.2 million (excluding $12.2 million held by TCA), available funds in our floor plan offset accounts of $151.6 million and $747.3 million of availability under our revolving credit facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. For more information on our financial covenants, see "Covenants and Defaults" and "Share Repurchases and Dividend Restrictions" below.
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
On April 9, 2025, the Company obtained an amendment to the 2023 Senior Credit Facility by and among the Company, as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, as administrative agent, and the other lenders party thereto. The Amendment, among other things, provided for the following, subject to satisfaction of certain other customary conditions in each case:
Revolving Credit Facility—An increase of the aggregate commitments from $500.0 million to $925.0 million under the Revolving Credit Facility for, among other things, acquisitions, working capital and capital expenditures, including a $50.0 million sub-limit for letters of credit. As of December 31, 2025, we had $25.2 million in outstanding letters of credit, resulting in $747.3 million of borrowing availability. We began the year with no amounts drawn on our revolving credit facility. During the year ended December 31, 2025, we had borrowings of $2.15 billion and $2.03 billion in repayments, resulting in $120.0 million of outstanding borrowings as of December 31, 2025.
New Vehicle Floor Plan Facility—An increase of the aggregate commitments from $1.93 billion to $2.25 billion under the New Vehicle Floor Plan Facility which allows us to transfer cash as an offset to floor plan notes payable. These transfers reduce the amount of outstanding new vehicle floor plan notes payable that would otherwise accrue interest, while retaining the ability to transfer amounts from the offset account into our operating cash accounts within one to two days. As a result of the use of this floor plan offset account, we experienced a reduction in floor plan interest expense on our consolidated statements of income. As of December 31, 2025, we had $1.57 billion outstanding under the New Vehicle Floor Plan Facility, which includes $65.0 million classified in loaner vehicles notes payable which is included in accounts payable and accrued liabilities in our consolidated balance sheets. As of December 31, 2025, we held $150.7 million in the floor plan notes payable offset account.
Used Vehicle Floor Plan Facility—A $375.0 million Used Vehicle Floor Plan Facility to finance the acquisition of used vehicle inventory and for working capital and capital expenditures, as well as to refinance used vehicles. We began the year with $100.7 million amounts drawn on our Used Vehicle Floor Plan Facility. During the year ended December 31, 2025, we had additional borrowings of $650.0 million and $425.7 million in repayments resulting in $325.0 million outstanding borrowings as of December 31, 2025. We had fully utilized our borrowing capacity under the Used Vehicle Floor Plan Facility based on our borrowing base calculation as of December 31, 2025.
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
•Manufacturer affiliated new vehicle floor plan and other financing facilities—We have a floor plan facility with the Ford Motor Credit Company ("Ford Credit") to purchase new Ford and Lincoln vehicle inventory. Our floor plan facility with Ford Credit was amended in July 2020 and can be terminated by either the Company or Ford Credit with a 30-day notice period. We have also established a floor plan offset account with Ford Credit, which operates in a similar manner to our floor plan offset account with Bank of America. As of December 31, 2025, we had $343.1 million, which is net of $1.0 million in our floor plan offset account, outstanding under our floor plan facility. Neither our floor plan facility with Ford Credit nor our facilities for loaner vehicles have stated borrowing limitations.
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
~~•~~Mortgage Financings—We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). As of December 31, 2025 we had total mortgage notes payable outstanding of $27.2 million which are collateralized by the associated real estate.
•2025 Wells Fargo Real Estate Facility—On July 21, 2025, certain subsidiaries of the Company borrowed $546.5 million (the “2025 Real Estate Facility”) under a real estate term loan credit agreement, dated as of July 21, 2025 (the “Real Estate Credit Agreement”) by and among the Company, certain of the Company’s subsidiaries that own or lease the real estate financed thereunder, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the various financial institutions parties thereto, as lenders. The Real Estate Facility matures ten years from the initial funding date. The Company used the proceeds from these borrowings, together with other available funds, to finance the Herb Chambers acquisition. As of December 31, 2025, we had $537.4 million of outstanding borrowings under the 2025 Real Estate Facility.
•2021 Real Estate Facility—On December 17, 2021, we entered into a real estate term loan credit agreement with Bank of America, N.A., as administrative agent and the other lenders party thereto, which provided for term loans in an aggregate amount equal to $689.7 million (the "2021 Real Estate Facility"). As of December 31, 2025, we had $442.1 million of outstanding borrowings under the 2021 Real Estate Facility. There is no further borrowing availability under the 2021 Real Estate Facility.
•2021 BofA Real Estate Facility—On May 10, 2021, we entered into a real estate term loan credit agreement (the "2021 BofA Real Estate Credit Agreement"), by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent and the various financial institutions party thereto, as lenders, which provided for term loans in an aggregate amount equal to $184.4 million, subject to customary terms and conditions (the "2021 BofA Real Estate Facility"). As of December 31, 2025, we had $151.2 million of outstanding borrowings under the

2021 BofA Real Estate Facility. There is no further borrowing availability under the 2021 BofA Real Estate Credit Agreement. On May 25, 2022, certain of our subsidiaries entered into amendments to our 2021 BofA Real Estate Facility to replace the benchmark reference rate of LIBOR to SOFR, effective June 1, 2022. See Note 14 "Debt" for further details.
~~•~~2018 BofA Real Estate Facility—On November 13, 2018, we entered into a real estate term loan credit agreement (as amended, restated or supplemented from time to time, the "2018 BofA Real Estate Credit Agreement") with Bank of America, as lender, providing for term loans in an aggregate amount not to exceed $128.1 million, subject to customary terms and conditions (the "2018 BofA Real Estate Facility"). In November 2025, we paid off the aggregate principal amounts remaining under the 2018 BofA Real Estate Facility for an aggregate amount of approximately $34.2 million.
•2018 Wells Fargo Master Loan Facility—On November 16, 2018, certain of our subsidiaries entered into a master loan agreement (the "2018 Wells Fargo Master Loan Agreement") with Wells Fargo as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2018 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2018 Wells Fargo Master Loan Facility"). Our right to make draws under the 2018 Wells Fargo Master Loan Facility terminated on June 30, 2020. On November 16, 2018 and June 26, 2020, we borrowed an aggregate amount of $25.0 million and $69.4 million, respectively, under the 2018 Wells Fargo Master Loan Facility, the proceeds of which were used for general corporate purposes. As of December 31, 2025, we had $57.2 million outstanding borrowings under the 2018 Wells Fargo Master Loan Facility. There is no further borrowing availability under the 2018 Wells Fargo Master Loan Facility. On and with effect from June 1, 2022, certain of our subsidiaries entered into an amendment to our 2018 Wells Fargo Master Loan Agreement to replace the benchmark reference rate of LIBOR to SOFR. See Note 14 "Debt" for further details.
~~•~~2015 Wells Fargo Master Loan Facility—On February 3, 2015, certain of our subsidiaries entered into an amended and restated master loan agreement (the "2015 Wells Fargo Master Loan Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender, which provides for term loans to certain of our subsidiaries that are borrowers under the 2015 Wells Fargo Master Loan Agreement in an aggregate amount not to exceed $100.0 million (the "2015 Wells Fargo Master Loan Facility"). The outstanding balance under this agreement in the amount of $31.6 million was paid off in May 2025.
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
Covenants and Defaults
We are subject to a number of customary covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants as of December 31, 2025. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants were waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
The representations and covenants contained in the 2021 Real Estate Facility, 2021 BofA Real Estate Credit Agreement, 2018 BofA Real Estate Credit Agreement, 2018 Wells Fargo Master Loan Agreement, the 2025 Real Estate Facility, and the related documents are customary for financing transactions of this nature, including, among others, requirements to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case, as applicable. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. Each of these agreements provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required by the applicable agreement to immediately repay all amounts outstanding thereunder.
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
The 2023 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage Ratio (as defined in the 2023 Senior Credit Facility and the Indentures) is no greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. Subject to our continued compliance with a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to a base level plus the cumulative amount of (i) 50% of our net income (as defined in the 2023 Senior Credit Facility) plus (ii) 100% of any cash proceeds we receive from the sale of equity interests minus (iii) the dollar amount of share purchases made and dividends paid during the defined measurement periods, subject to certain exceptions. In the event that our Consolidated Total Leverage Ratio does (or would) exceed 3.0 to 1.0, the 2023 Senior Credit Facility and the Indentures would then also allow for restricted payments under mutually exclusive parameters, subject to certain exclusions. The Company may otherwise make restricted payments only up to the aforementioned cumulative capacity. Our restricted payment capacity balance as of December 31, 2025 and 2024 was $1.34 billion and $1.22 billion, respectively.
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
During the year ended December 31, 2025, we repurchased 432,752 shares of our common stock under our repurchase program for a total of $99.9 million and an additional 44,212 shares of our common stock for $13.7 million from employees in connection with a net share settlement feature of employee equity-based awards.
As of December 31, 2025, we had remaining authorization to repurchase up to an additional $175.9 million of our common stock. Any repurchases will be subject to applicable limitations in our debt or other financing agreements that may be in existence from time to time.
Contractual Obligations
As of December 31, 2025, we had significant contractual obligations related to our floor plan notes payable disclosed in Notes 11 and 12, operating lease liabilities disclosed in Note 19 and long-term debt arrangements discussed in Note 14. Disclosures related to our commitments and contingencies are outlined in Note 21. All note references are to the notes to our consolidated financial statements included elsewhere herein.
Cash Flows
Classification of Cash Flows Associated with Floor Plan Notes Payable
Borrowings and repayments of floor plan notes payable through our 2023 Senior Credit Facility ("Non-Trade"), and all floor plan notes payable relating to used vehicles (together referred to as "Floor Plan Notes Payable—Non-Trade"), are classified as financing activities on the accompanying consolidated statements of cash flows, with borrowings reflected separately from repayments. The net change in floor plan notes payable to a lender affiliated with the manufacturer from which we purchase a particular new vehicle (collectively referred to as "Floor Plan Notes Payable—Trade") is classified as an operating activity on the accompanying consolidated statements of cash flows. Borrowings of non-trade floor plan notes payable associated with inventory acquired in connection with all acquisitions and repayments made in connection with all divestitures are classified as a financing activity in the accompanying consolidated statements of cash flows. Cash flows related to floor plan notes payable included in operating activities differ from cash flows related to floor plan notes payable included in financing activities only to the extent that the former are payable to a lender affiliated with the manufacturer from which we purchased the related inventory, while the latter are payable to our 2023 Senior Credit Facility that includes lenders affiliated with the manufacturers and lenders not affiliated with the manufacturers from which we purchased the related inventory. The majority of our floor plan notes are payable to our 2023 Senior Credit Facility, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles and certain loaner vehicle programs.
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

	For the Year Ended December 31,
	2025	2024	2023
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$775.2	$671.2	$313.0
Change in Floor Plan Notes Payable Non-Trade, net	(57.2)	(5.2)	1,018.9
Change in Floor Plan Notes Payable Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisition and divestitures	(9.1)	71.9	(571.3)
Change in Floor Plan Notes Payable Trade associated with floor plan offset and acquisitions and divestitures, net	(57.4)	(49.5)	(55.3)
Adjusted cash flow provided by operating activities	$651.4	$688.4	$705.3
Operating Activities—
Net cash provided by operating activities totaled $775.2 million, $671.2 million, and $313.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Adjusted cash flow provided by operating activities totaled $651.4 million, $688.4 million, and $705.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable - non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable - trade.
The $37.0 million decrease in adjusted cash flow provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024, was primarily the result of the following:

•decrease of $56.7 million related to the change in accounts payable and accrued liabilities;
•decrease of $51.7 million in other current assets, net; and
•decrease of $24.4 million in net income and non-cash adjustments to net income.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•$59.4 million increase related to sale volume and the timing of collection of accounts receivable and contracts-in-transit during 2025 compared to 2024;
•$31.3 million increase related to other long-term assets and liabilities, net; and
•increase of $8.2 million in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures.
The $16.9 million decrease in our adjusted cash flow provided by operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily the result of the following:
•decrease of $86.6 million in net income and non-cash adjustments to net income;
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
•$69.4 million decrease related to sale volume and the timing of collection of accounts receivable and contracts-in-transit during 2024 compared to 2023; and
•$8.2 million decrease in other long-term assets and liabilities, net.
Investing Activities—
Net cash used in investing activities totaled $1.46 billion, $137.2 million, and $1.68 billion for the years ended December 31, 2025, 2024, and 2023 respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisitions, divestitures, and the sale of property and equipment.
Capital expenditures, excluding the purchase of real estate, were $186.0 million, $162.6 million, and $142.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no purchases related to real estate for the year ended December 31, 2023. Purchases of real estate totaled $19.3 million and $145.6 million for the years ended December 31, 2025, and 2024, respectively. In addition, we purchased previously leased facilities for $11.9 million during the year ended December 31, 2024.
We expect that capital expenditures during 2026 will total approximately $250.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
On July 21, 2025, we completed the acquisition of the Herb Chambers dealerships for a total purchase price of approximately $1.76 billion, which includes $292.0 million of new vehicle floor plan financing, $623.3 million of borrowings under a revolving credit facility, and $546.5 million of borrowings under a real estate facility.
On December 11, 2023, we completed the acquisition of the Jim Koons Dealerships for a total purchase price of approximately $1.50 billion, which includes $256.1 million of new vehicle floor plan financing and $100.9 million of assets held for sale related to Koons Lexus of Wilmington. The sources of the purchase price included borrowings under Asbury’s existing credit facility and cash on hand.
During the year ended December 31, 2025, we sold 24 franchises (15 dealership locations) for an aggregate purchase price of approximately $566.5 million. The Company recorded a pre-tax gain totaling $80.2 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2024, we sold five franchises (5 dealership locations) for an aggregate purchase price of approximately $196.3 million. The Company recorded a pre-tax gain totaling $8.6 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2023, we sold one franchise (one dealership location) for proceeds of $30.7 million. The Company recorded a pre-tax gain totaling $13.5 million.
Proceeds from the sale of assets, unrelated to a dealership divestiture, was $6.5 million and $16.3 million for the years ended December 31, 2024 and 2023, respectively. We did not have proceeds from the sale of assets, unrelated to a dealership divestiture, for the year ended December 31, 2025.
During the years ended December 31, 2025, 2024, and 2023, we purchased $189.4 million, $165.0 million and $195.2 million of debt securities. We did not purchase any equity securities in 2025, 2024 or 2023.
During the years ended December 31, 2025, 2024, and 2023, we also received proceeds of $132.8 million, $149.8 million, and $60.3 million from the sale of debt securities respectively and $51.8 million from the sale of equity securities in 2023. We did not have any proceeds from the sale of equity securities in 2025 or 2024.
Financing Activities—
Net cash provided by financing activities totaled $653.1 million and $1.18 billion for the years ended December 31, 2025 and 2023, respectively. Net cash used in financing activities totaled $510.3 million for the year ended December 31, 2024.
During the years ended December 31, 2025, 2024, and 2023, we had non-trade floor plan borrowings of $10.38 billion, $9.45 billion, and $8.39 billion, respectively. Included in our non-trade floor plan borrowings, were borrowings of $325.0 million, $100.7 million, and $307.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to our used vehicle floor plan facility.
During the years ended December 31, 2025, 2024 and 2023, we borrowed $2.15 billion, $1.21 billion, and $329.0 million, and repaid $2.03 billion, $1.21 billion and $329.0 million, respectively, on our revolving line of credit.
In addition, during the years ended December 31, 2025 and 2023 we had non-trade floor plan borrowings of $262.7 million and $256.1 million, respectively, related to acquisitions. The majority of our floor plan notes are payable to parties unaffiliated with the entities from which we purchase our new vehicle inventory, with the exception of floor plan notes payable relating to the financing of new Ford and Lincoln vehicles. We did not have any dealership acquisitions in 2024.
During the years ended December 31, 2025, 2024, and 2023, we made non-trade floor plan repayments of $10.21 billion, $9.66 billion, and $7.06 billion, respectively. In addition, during the years ended December 31, 2025 and 2024, we had floor plan repayments associated with dealership divestitures of $90.7 million and $34.1 million, respectively. During 2023, we did not have any floor plan repayments associated with dealership divestitures.
Proceeds from borrowings totaled $546.5 million for the year ended December 31, 2025. We did not have proceeds from borrowings for the years ended December 31, 2024 and 2023, respectively.
Repayments of borrowings totaled $234.1 million, $71.4 million and $126.0 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
During the years ended December 31, 2025, 2024, and 2023 we repurchased 432,752, 830,297, and 1,316,167 shares of our common stock under our Repurchase Program for a total of $99.9 million, $183.0 million and $258.1 million and 44,212, 46,941 and 48,262 shares of our common stock for $12.8 million, $10.2 million and $11.4 million from employees in connection with a net share settlement feature of employee equity-based awards, respectively.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements during any of the periods presented other than those disclosed in Note 21 "Commitments and Contingencies" of the Company's consolidated financial statements.
Guarantor Financial Information
As of December 31, 2025, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. As explained in Note 14 of the Company's consolidated financial statements as of and for the year ended December 31, 2025, the Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the "Guarantor Subsidiaries"), which are listed in Exhibit 21, with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the "TCA Non-Guarantor Subsidiaries").
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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
As of December 31,
2025
(In millions)
Current assets	$3,150.3
Current assets - affiliates	$0.5
Non-current assets	$7,614.8

Current liabilities	$2,995.7
Current liabilities - affiliates	$21.9
Non-current liabilities	$3,623.0

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries
For the Year Ended December 31,
2025
(In millions)
Net sales	$17,672.9
Gross profit	$3,001.0
Income from operations	$808.8
Net income	$457.2
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
As a result of our annual franchise rights impairment tests as of October 1, 2025, we identified several dealerships with franchise rights carrying values that exceeded their fair values due to the underperformance of certain stores. As a result, we recognized a $115.0 million pre-tax non-cash impairment charge related to our franchise rights intangible assets during the year ended December 31, 2025.
In connection with our annual goodwill impairment tests, we performed qualitative impairment tests of goodwill as of October 1, 2025. For all reporting units, for which a qualitative impairment test was performed as of October 1, 2025, the fair values exceeded their carrying amounts. We believe that the fair value of our reporting units is substantially in excess of its carrying amount.
We also recorded a franchise rights impairment charge of $26.0 million during the year ended December 31, 2025 related to dealerships that met the assets held for sale criteria during 2025. The quantitative impairment test of the disposal group included a comparison of the estimated fair value, less costs to sell, to the carrying value of the disposal group. This asset impairment charge is reflected in asset impairments in our consolidated statements of income.
In total, we recognized asset impairments of $141.0 million, $149.5 million and $117.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $2.62 billion of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of December 31, 2025, a 100 basis point change in interest rates would result in a change of $26.2 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the years ended December 31,

2025, 2024, and 2023, by $113.4 million, $99.7 million and $87.0 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of December 31, 2025 we had four interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. The following table provides information on the attributes of each swap as of December 31, 2025:

Inception Date	Notional Principal at Inception	Notional Value as of December 31, 2025	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$243.8	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$151.2	$110.6	May 2031
July 2020	$93.5	$65.8	$50.6	December 2028
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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Asbury Automotive Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Asbury Automotive Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

Valuation of Manufacturer Franchise Rights

Description of the Matter
At December 31, 2025, the manufacturer franchise rights balance was $2.1 billion. As disclosed in Note 10 of the consolidated financial statements, the manufacturer franchise rights are assessed for impairment annually as of October 1st, or more often if events or circumstances indicate that impairment may have occurred. If the fair value of a franchise right is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.
Auditing the Company’s calculation of the fair value for certain manufacturer franchise rights based on our risk assessment procedures was complex and required significant judgment. In particular, the determination of the fair value of certain manufacturer franchise rights described above using the discounted cash flows method required management to develop certain significant assumptions, including future EBITDA margins and weighted average cost of capital, which are forward looking and affected by expectations about economic conditions, industry factors and dealer-specific factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the certain manufacturer franchise rights fair value estimates described above, including controls over the significant assumptions described above.
To test the fair value of certain manufacturer franchise rights described above, we tested the significant assumptions described above. We compared those significant assumptions to current industry, market and economic trends, as well as to the Company's historical results. In addition, we assessed the accuracy of the Company’s projections by comparing them to actual operating results. We also performed a sensitivity analysis of the significant assumptions described above to evaluate the potential change in the fair value of certain manufacturer franchise rights resulting from changes in underlying assumptions. We also involved our valuation specialists to assist in evaluating the valuation methodologies and certain significant assumptions used in the valuation models.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Atlanta, Georgia
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Asbury Automotive Group, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Asbury Automotive Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Asbury Automotive Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Herb Chambers Companies, which is included in the 2025 consolidated financial statements of the Company and constituted $1.89 billion of total assets as of December 31, 2025 and $1.16 billion of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of The Herb Chambers Companies.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Atlanta, Georgia
February 20, 2026

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40.4	$69.4
Short term investments	0.5	14.4
Contracts-in-transit, net	239.2	263.8
Accounts receivable, net	294.6	285.5
Inventories, net	2,135.8	1,978.8
Assets held for sale	268.9	174.4
Other current assets	400.9	351.7
Total current assets	3,380.2	3,137.9
INVESTMENTS	414.7	334.2
PROPERTY AND EQUIPMENT, net	3,070.4	2,550.7
OPERATING LEASE RIGHT-OF-USE ASSETS	240.6	220.1
GOODWILL	2,281.3	2,044.7
INTANGIBLE FRANCHISE RIGHTS	2,097.6	1,911.7
OTHER LONG-TERM ASSETS	133.3	137.8
Total assets	$11,618.2	$10,337.0
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$343.1	$349.9
Floor plan notes payable—non-trade, net	1,683.9	1,344.8
Current maturities of long-term debt	479.2	114.7
Current maturities of operating leases	27.6	28.1
Accounts payable and accrued liabilities	780.3	761.4
Deferred revenue—current	243.6	235.5
Liabilities associated with assets held for sale	1.8	1.9
Total current liabilities	3,559.5	2,836.3
LONG-TERM DEBT	3,092.8	3,023.9
LONG-TERM LEASE LIABILITY	221.6	200.0
DEFERRED REVENUE	584.6	530.5
DEFERRED INCOME TAXES	210.6	187.7
OTHER LONG-TERM LIABILITIES	57.1	56.4
COMMITMENTS AND CONTINGENCIES (Note 21)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized; 41,338,419 and 41,649,426 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,327.6	1,305.1
Retained earnings	3,616.2	3,218.9
Treasury stock, at cost; 22,109,690 and 22,065,478 shares, respectively	(1,092.8)	(1,079.2)
Accumulated other comprehensive income	40.6	56.8
Total shareholders' equity	3,891.9	3,502.1
Total liabilities and shareholders' equity	$11,618.2	$10,337.0

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
REVENUE:
New vehicle	$9,496.2	$8,849.7	$7,630.7
Used vehicle	5,225.4	5,218.2	4,414.3
Parts and service	2,506.8	2,354.7	2,081.5
Finance and insurance, net	770.6	766.0	676.2
TOTAL REVENUE	17,999.0	17,188.6	14,802.7
COST OF SALES:
New vehicle	8,874.2	8,209.3	6,927.8
Used vehicle	4,966.3	4,972.7	4,150.2
Parts and service	1,034.3	1,003.5	931.0
Finance and insurance	52.5	54.4	37.9
TOTAL COST OF SALES	14,927.3	14,240.0	12,046.9
GROSS PROFIT	3,071.7	2,948.6	2,755.8
OPERATING EXPENSES:
Selling, general and administrative	1,987.6	1,888.5	1,617.4
Depreciation and amortization	82.4	75.0	67.7
Asset impairments	141.0	149.5	117.2
INCOME FROM OPERATIONS	860.6	835.6	953.5
OTHER EXPENSES (INCOME):
Floor plan interest expense	91.2	89.9	9.6
Other interest expense, net	187.5	179.1	156.1
Gain on dealership divestitures, net	(80.2)	(8.6)	(13.5)
Total other expenses, net	198.4	260.3	152.2
INCOME BEFORE INCOME TAXES	662.2	575.3	801.3
Income tax expense	170.2	145.0	198.8
NET INCOME	$492.0	$430.3	$602.5
EARNINGS PER COMMON SHARE:
Basic—
Net Income	$25.20	$21.58	$28.87
Diluted—
Net Income	$25.13	$21.50	$28.74
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19.5	19.9	20.9
Performance share units	0.1	0.1	0.1
Diluted	19.6	20.0	21.0

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$492.0	$430.3	$602.5
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	(29.6)	(3.2)	(22.6)
Income tax benefit associated with cash flow swaps	7.1	0.9	5.1
Unrealized gains (losses) on available-for-sale debt securities	8.1	(2.5)	5.2
Income tax (expense) benefit associated with available-for-sale debt securities	(1.9)	0.6	(1.1)
Comprehensive income	$475.7	$426.1	$589.1

See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2022	43,593,809	$0.4	$1,281.4	$2,610.1	22,024,479	$(1,063.0)	$74.4	$2,903.5
Comprehensive Income:
Net income	—	—	—	602.5	—	—	—	602.5
Change in fair value of cash flow swaps, net of reclassification adjustment and $5.1 million tax benefit	—	—	—	—	—	—	(17.5)	(17.5)
Unrealized gain on changes in fair value of debt securities, net of $1.1 million tax expense	—	—	—	—	—	—	4.1	4.1
Comprehensive income	—	—	—	602.5	—	—	(13.4)	589.1
Share-based compensation	—	—	23.5	—	—	—	—	23.5
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	128,563	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	—	—	1,316,167	(260.6)	—	(260.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	48,262	(11.4)	—	(11.4)
Retirement of common stock	(1,370,371)	—	(16.5)	(251.1)	(1,370,371)	267.7	—	—
Balances, December 31, 2023	42,352,001	$0.4	$1,288.4	$2,961.5	22,018,537	$(1,067.3)	$61.1	$3,244.1
Comprehensive Income:
Net income	—	—	—	430.3	—	—	—	430.3
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.9 million tax benefit	—	—	—	—	—	—	(2.3)	(2.3)
Unrealized loss on changes in fair value of debt securities, net of $0.6 million tax benefit	—	—	—	—	—	—	(1.9)	(1.9)
Comprehensive income	—	—	—	430.3	—	—	(4.2)	426.1
Share-based compensation	—	—	26.7	—	—	—	—	26.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	127,722	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	—	—	830,297	(184.6)	—	(184.6)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	46,941	(10.2)	—	(10.2)
Retirement of common stock	(830,297)	—	(10.0)	(173.0)	(830,297)	183.0	—	—
Balances, December 31, 2024	41,649,426	$0.4	$1,305.1	$3,218.9	22,065,478	$(1,079.2)	$56.8	$3,502.1
Comprehensive Income:
Net income	—	—	—	492.0	—	—	—	492.0
Change in fair value of cash flow swaps, net of reclassification adjustment and $7.1 million tax benefit	—	—	—	—	—	—	(22.5)	(22.5)
Unrealized gain on changes in fair value of debt securities, net of $1.9 million tax expense	—	—	—	—	—	—	6.2	6.2
Comprehensive income	—	—	—	492.0	—	—	(16.3)	475.7
Share-based compensation	—	—	27.7	—	—	—	—	27.7
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	121,745	—	—	—	—	—	—	—
Share issues (repurchases)	—	—	—	—	432,752	(99.9)	—	(99.9)
Repurchase of common stock associated with net share settlements of employee share-based awards	—	—	—	—	44,212	(13.7)	—	(13.7)
Retirement of common stock	(432,752)	—	(5.2)	(94.7)	(432,752)	99.9	—	—
Balances, December 31, 2025	41,338,419	$0.4	$1,327.6	$3,616.2	22,109,690	$(1,092.8)	$40.6	$3,891.9
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2025	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$492.0	$430.3	$602.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	82.4	75.0	67.7
Share-based compensation	27.7	26.7	23.5
Deferred income taxes	28.2	52.7	39.7
Asset impairments	141.0	149.5	117.2
Loaner vehicle amortization	56.8	47.2	34.8
Gain on divestitures, net	(80.2)	(8.6)	(13.5)
Change in right-of-use asset	30.8	28.7	26.8
Other adjustments, net	5.1	6.7	(4.0)
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit	24.6	15.9	(58.9)
Accounts receivable	(9.3)	(60.0)	(54.6)
Inventories	72.7	(230.2)	(575.7)
Other current assets	(67.0)	(15.3)	(133.4)
Floor plan notes payable—trade, net	(6.8)	154.8	144.1
Deferred revenue	62.2	29.3	22.8
Accounts payable and accrued liabilities	(36.0)	12.8	119.5
Operating lease liabilities	(30.2)	(27.2)	(26.7)
Other long-term assets and liabilities, net	(18.7)	(17.1)	(18.8)
Net cash provided by operating activities	775.2	671.2	313.0
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(186.0)	(162.6)	(142.3)
Capital expenditures—real estate	(19.3)	(145.6)	—
Purchases of previously leased real estate	—	(11.9)	—
Acquisitions	(1,761.8)	(4.7)	(1,500.0)
Proceeds from dealership divestitures	566.5	196.3	30.7
Purchases of debt securities—available-for-sale	(189.4)	(165.0)	(195.2)
Proceeds from the sale of debt securities—available-for-sale	132.8	149.8	60.3
Proceeds from the sale of equity securities	—	—	51.8
Proceeds from the sale of assets	—	6.5	16.3
Net cash (used in) investing activities	(1,457.2)	(137.2)	(1,678.4)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	10,382.0	9,445.7	8,385.8
Floor plan borrowings—acquisitions	262.7	—	256.1
Floor plan repayments—non-trade	(10,214.9)	(9,657.3)	(7,059.8)
Floor plan repayments—divestitures	(90.7)	(34.1)	—
Proceeds from borrowings	546.5	—	—
Repayments of borrowings	(234.1)	(71.4)	(126.0)
Proceeds from revolving credit facility	2,152.7	1,213.5	329.0
Repayments of revolving credit facility	(2,032.7)	(1,213.5)	(329.0)
Payment of debt issuance costs	(5.7)	—	(1.2)
Purchase of treasury stock	(99.9)	(183.0)	(267.7)

	For the Year Ended December 31,
	2025	2024	2023
Repurchases of common stock, including amounts associated with net share settlements of employee share-based awards	(12.8)	(10.2)	(11.4)
Net cash provided by (used in) financing activities	653.1	(510.3)	1,175.8
Net (decrease) increase in cash and cash equivalents	(29.0)	23.7	(189.6)
CASH AND CASH EQUIVALENTS, beginning of period	69.4	45.7	235.3
CASH AND CASH EQUIVALENTS, end of period	$40.4	$69.4	$45.7

See Note 18 for supplemental cash flow information
See accompanying Notes to Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(December 31, 2025, 2024, and 2023)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Asbury Automotive Group, Inc., a Delaware corporation organized in 2002 (the "Company"), is one of the largest automotive retailers in the United States. Our store operations are conducted by our subsidiaries.
As of December 31, 2025, we owned and operated 223 new vehicle franchises (171 vehicle dealership locations), representing 36 brands of automobiles, and 39 collision centers in 15 states. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The finance and insurance products are provided by Total Care Auto, Powered by Asbury ("TCA") and independent third parties. The Company manages its operations in two reportable segments: Dealerships and TCA.
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
Restricted Cash and Securities
TCA places securities on statutory deposit with certain state agencies to retain the right to do business in those states. Securities held on deposit with various state regulatory authorities had a fair value of $4.1 million at December 31, 2025. These securities are reflected in investments in our consolidated balance sheets.
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
Investments
Investments consist of available-for-sale debt securities. These securities are classified as non-current investments as they are not intended to fund current operations or have stated call dates or maturity dates beyond the next 12 months.
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
Acquisitions
Acquisitions are accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed are recorded at their fair value at the acquisition date. Results of acquired businesses, which are primarily dealerships, are included in our accompanying consolidated statements of income commencing on the date of acquisition. Our acquisitions are accounted for such that the assets acquired and liabilities assumed are recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Upon the completion of purchase accounting, the fair value of our manufacturer franchise rights are determined as of the acquisition date, by discounting the projected cash flows specific to each franchise. Included in this analysis are market participant assumptions related to the cash flows directly attributable to the franchise rights, including year-over-year and terminal growth rates, working capital requirements, weighted average cost of capital and future EBITDA margins.
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
Self-insurance Programs
We are self-insured for most of our employee medical claims and maintain stop-loss insurance for large-dollar individual claims. We have high-deductible insurance programs for workers compensation, property and general liability claims. We maintain and review our claim and loss history to assist in assessing our expected future liability for these claims. We also use professional service providers, such as account administrators and actuaries, to help us accumulate and assess this information. Provisions for retained losses and deductibles are made by charges to expense based upon periodic evaluations of the estimated ultimate liabilities on reported and unreported claims.
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
Vehicle repair and maintenance services
The Company provides vehicle repair and maintenance services to its customers pursuant to the terms and conditions included within the customer contract ("repair order"). Payments for services are typically received upon completion of the services or within 30 days following the completion of the services. Satisfaction of this performance obligation creates an asset with no alternative use for which an enforceable right to payment for performance to date exists within our contractual agreements. As such, the Company recognizes revenue over time as the Company satisfies its performance obligation. Additionally, the Company has determined that parts and labor are not individually distinct in the context of a repair order and therefore treated as a single performance obligation. Certain of these services are provided by the Dealerships segment to TCA customers in connection with claims related to TCA's vehicle protection products. Revenues recorded by the Dealerships segment and the associated claims expense recorded by the TCA segment are eliminated upon consolidation.
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
Deferred Revenue
We earn and recognize premium revenue related to the TCA segment over the period of the related service contract. Accordingly, we record deferred revenue and we ratably recognize revenue over the service contract period.
Unpaid Losses and Loss Adjustment Expense Reserve
Losses and loss adjustment expense reserves represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred through December 31, 2025. The Company does not discount liabilities for unpaid losses or unpaid loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuation and statistical analysis. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in income from operations.
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
During the years ended December 31, 2025, 2024 and 2023, the Company repurchased 432,752, 830,297 and 1,316,167 shares and retired 432,752, 830,297 and 1,370,371 shares of our common stock under our share repurchase program, respectively. On May 15, 2024, the Company announced that its Board of Directors approved an increase of $256.2 million in the Company's common share repurchase authorization to $400.0 million (the "New Share Repurchase Authorization"). As of December 31, 2025, the Company had $175.9 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without further notice.
Earnings per Common Share
Basic earnings per common share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 4,718, 1,349, and 2,086 restricted share units and 159, 1,898, and 60 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
Advertising
We expense costs of advertising as incurred and production costs when the advertising initially takes place, net of certain advertising credits and other discounts received from certain automobile manufacturers. Advertising expense totaled $68.9 million, $61.8 million and $47.5 million for the years ended December 31, 2025, 2024 and 2023, which was net of earned advertising credits of $41.1 million, $40.7 million and $36.5 million, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of income.
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
Assets Held for Sale and Liabilities Associated with Assets Held for Sale
Certain amounts have been classified as assets held for sale as of December 31, 2025 and 2024 in the accompanying consolidated balance sheets. Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, real estate we are actively marketing to sell, and any liabilities, if applicable. Classification as held for sale begins on the date that we have met all of the criteria for classification as held for sale.
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
Business and Credit Concentration Risk
Financial instruments, which potentially subject us to a concentration of credit risk, consist principally of cash deposits and investments. We maintain cash balances at financial institutions with strong credit ratings. Generally, amounts maintained with these financial institutions are in excess of FDIC insurance limits. In addition, we limit our exposure through the kind, quality and concentration of these investments. As of December 31, 2025, the Company had total investments of $415.3 million.
We have substantial debt service obligations. As of December 31, 2025, we had total debt of $3.59 billion, which excludes floor plan notes payable, debt issuance costs, and the debt premium on the 4.5% Senior Notes (the "4.5% Notes") and 4.75% Senior Notes (the "4.75% Notes") due 2028 and 2030, respectively. In addition, we and our subsidiaries have the ability to obtain additional debt from time to time to finance acquisitions, real property purchases, capital expenditures, share repurchases or for other purposes, although such borrowings are subject to the restrictions contained in the fourth amended and restated senior secured credit agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, and the other lenders party thereto (the "2023 Senior Credit Facility"), the indentures governing our 4.5% Notes, 4.625% Notes, 4.75% Notes and 5.0% Notes (the "Indentures"), and our other debt instruments. We will have substantial debt service obligations, consisting of required cash payments of principal and interest, for the foreseeable future.
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
A significant portion of our new vehicle sales are derived from a limited number of automotive manufacturers. For the year ended December 31, 2025, manufacturers representing 5% or more of our revenues from new vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenues
Toyota Motor Sales, U.S.A., Inc. (Toyota and Lexus)	30%
Ford Motor Company (Ford and Lincoln)	14%
American Honda Motor Co., Inc. (Honda and Acura)	10%
Stellantis N.V. (Chrysler, Dodge, Jeep, Ram and Fiat)	8%
General Motors Company (Chevrolet, Buick and GMC)	7%
Mercedes-Benz USA, LLC (Mercedes-Benz, Smart and Sprinter)	7%
Hyundai Motor America (Hyundai)	6%
No other manufacturers individually accounted for more than 5% of our total new vehicle revenue for the year ended December 31, 2025.
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
In December 2023, the FASB issued final guidance in ASU 2023-09, Improvements to Income Tax Disclosures, which primarily expands the disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 and should be applied prospectively with the option of retrospective application. We adopted this new guidance for the year ended December 31, 2025 following the retrospective application. See Note 16, "Income Taxes".
2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenue:
New vehicle	$9,496.2	$8,849.7	$7,630.7
Used vehicle retail	4,549.6	4,605.9	4,017.5
Used vehicle wholesale	675.7	612.3	396.7
New and used vehicle	14,721.5	14,067.9	12,045.0
Sale of vehicle parts and accessories	511.5	516.2	496.3
Vehicle repair and maintenance services	1,995.3	1,838.5	1,585.3
Parts and service	2,506.8	2,354.7	2,081.5
Finance and insurance, net	770.6	766.0	676.2
Total revenue	$17,999.0	$17,188.6	$14,802.7
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets, December 31, 2023	$20.5	$13.8	$68.4	$102.7
Transferred to receivables from contract assets recognized at the beginning of the period	(20.5)	(13.8)	—	(34.3)
Amortization of costs incurred to obtain a contract with a customer	—	—	(19.5)	(19.5)
Costs incurred to obtain a contract with a customer	—	—	41.2	41.2
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	17.8	12.8	—	30.5
Contract Assets, December 31, 2024	$17.8	$12.8	$90.1	$120.7
Transferred to receivables from contract assets recognized at the beginning of the period	(17.8)	(12.8)	—	(30.6)
Amortization of costs incurred to obtain a contract with a customer	—	—	(29.3)	(29.3)
Costs incurred to obtain a contract with a customer	—	—	52.0	52.0
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	22.9	11.8	—	34.7
Contract Assets, December 31, 2025	$22.9	$11.8	$112.8	$147.5

Contract Assets (current), December 31, 2025	$22.9	$11.8	$30.7	$65.4
Contract Assets (long-term), December 31, 2025	$—	$—	$82.1	$82.1
Deferred Revenue
The consolidated balance sheet reflects $828.2 million and $766.0 million in deferred revenue as of December 31, 2025 and 2024, respectively. Approximately $255.0 million and $239.3 million of deferred revenue at December 31, 2024 and 2023, was recorded in finance and insurance, net revenue in the consolidated statements of income for the years ended December 31, 2025 and 2024, respectively.
3. ACQUISITIONS AND DIVESTITURES
Herb Chambers Acquisition
On July 21, 2025, we completed the acquisition of The Herb Chambers Companies (collectively, the "Businesses"). The Herb Chambers acquisition continues Asbury's geographic expansion into the northeast region of the United States.
As a result of the Herb Chambers acquisition, we acquired substantially all of the assets including the real property related thereto, for a total preliminary purchase price of approximately $1.76 billion, which includes $292.0 million of new vehicle floor plan financing, $300.0 million of used vehicle financing, $623.3 million of borrowings under a revolving credit facility, and $546.5 million of borrowings under a real estate facility. The Businesses comprise 33 dealerships, 52 franchises and three collision centers. The Businesses are included in our Dealerships segment.
The sources of the preliminary purchase consideration are as follows:

(In millions)
New vehicle floor plan facility	$292.0
Used vehicle floor plan facility	300.0
Revolving credit facility	623.3
Real estate facility	546.5
Preliminary purchase price	$1,761.8

Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$372.1
Other current assets	56.6
Total current assets	428.7
Property and equipment, net	605.5
Goodwill	341.7
Intangible franchise rights	428.5
Operating lease right-of-use assets	39.8
Total assets acquired	$1,844.2
Liabilities
Operating lease liabilities	39.8
Other liabilities	42.6
Total liabilities assumed	82.4
Net assets acquired	$1,761.8
The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of the Businesses. The effects of measurement period adjustments on our consolidated statement of income for the year ended December 31, 2025 were not material. Furthermore, we recorded a $34.7 million measurement period adjustment to reflect the fair value of franchise rights acquired, with a corresponding increase to goodwill, within our consolidated balance sheets during the three months ended December 31, 2025. We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. We continue to analyze the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations; therefore, the allocation of the purchase price remains preliminary and subject to revision during the measurement period, not to exceed one year from the acquisition date.
Approximately $428.5 million of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $341.7 million was recognized and is primarily attributable to the anticipated synergies that Asbury expects to derive from the Herb Chambers acquisition as well as the acquired assembled workforce of the Businesses.
The Company recorded $16.5 million of acquisition related costs during the year ended December 31, 2025. These costs are included in selling, general, and administrative expenses in the consolidated statements of income.
Goodwill and manufacturer franchise rights associated with our Dealerships segment acquisitions are deductible for federal and state income tax purposes ratably over a 15-year period.
The Company's consolidated statements of income included revenue and net income attributable to the Businesses from July 21, 2025 through December 31, 2025 of $1.16 billion and $35.4 million, respectively.

The following represents the unaudited pro forma information as if the Herb Chambers acquisition had been included in the consolidated results of the Company since January 1, 2024:

	For the Year Ended December 31,
	2025	2024
	(In millions)
	(Unaudited)
Pro forma revenue	$20,330.9	$19,865.3
Pro forma net income	$479.4	$418.3
The above pro forma financial information adjusts the revenue and net income related to the Herb Chambers acquisition primarily for depreciation, rent and interest expense, assuming that the fair value adjustments and indebtedness incurred in connection with the Herb Chambers acquisition had occurred on January 1, 2024. They have also been adjusted to reflect the $16.5 million of acquisition related costs during the year ended December 31, 2025, as having occurred on January 1, 2024. The pro forma information also assumes that the July 2025 divestiture of two Lexus and two General Motors dealerships occurred on January 1, 2024, due to manufacturer requirements upon the consummation of the Herb Chambers acquisition. The pro forma net income for the year ended December 31, 2025 and 2024 includes $141.0 million and $149.5 million, respectively, of asset impairments recorded by the Company.
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
The acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Koons. Measurement period adjustments recorded during the year ended December 31, 2024 and their related effects on our consolidated statements of income were not material. Furthermore, we recorded a $26.7 million measurement period adjustment to reflect the fair value of franchise rights acquired, with a corresponding increase to goodwill, within our consolidated balance sheets during the year ended December 31, 2024.
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
The Company's consolidated statements of income for the year ended December 31, 2024, included revenue and net income attributable to the Jim Koons Dealerships of $2,805.5 million and $86.9 million, respectively.

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
Other Acquisitions and Divestitures
There were no other acquisitions during the years ended December 31, 2025, 2024 and 2023.
During the year ended December 31, 2025, we sold the following franchises:

Manufacturer	Franchises	Locations	States
Toyota	3	3	California; Maryland
Nissan	1	1	Colorado
Chrysler Jeep Dodge Ram	12	4	Colorado; Utah
Volvo	1	1	South Carolina
Lexus	2	2	Utah
Chevrolet Buick GMC	4	3	Utah; Indiana
Ford	1	1	Utah
The Company recorded a pre-tax gain totaling $80.2 million which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2024, we sold the following franchises:

Manufacturer	Franchises	Locations	States
Nissan	2	2	Colorado; Georgia
Lexus	1	1	Delaware
Chevrolet	1	1	Georgia
Honda	1	1	Washington
The Company recorded a pre-tax gain totaling $8.6 million which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the year ended December 31, 2023, we sold one franchise (one dealership location) in Austin, Texas. The Company recorded a pre-tax gain totaling $13.5 million.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Vehicle receivables	$84.6	$85.0
Manufacturer receivables	113.9	101.4
Other receivables	99.5	102.3
Total accounts receivable	298.0	288.6
Less—Allowance for credit losses	(3.4)	(3.2)
Accounts receivable, net	$294.6	$285.5
5. INVENTORIES
Inventories consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
New vehicles	$1,582.6	$1,450.6
Used vehicles	399.9	382.1
Parts and accessories	153.3	146.0
Total inventories, net (a)	$2,135.8	$1,978.8
____________________________
(a) Inventories, net as of December 31, 2025 and 2024, excluded $96.5 million and $58.7 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $9.0 million and $9.7 million, respectively, as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, certain automobile manufacturer incentives reduced new vehicle inventory cost by $16.2 million and $13.8 million, respectively, and reduced new vehicle cost of sales for the years ended December 31, 2025, 2024 and 2023 by $127.4 million, $113.4 million and $94.1 million, respectively.
6. ASSETS HELD FOR SALE
Assets and liabilities classified as held for sale include assets and liabilities associated with pending dealership disposals, and real estate that we are actively marketing to sell.

A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of December 31,
	2025	2024
	(In millions)
Assets:
Inventory	$96.5	$58.7
Loaners, net	15.4	1.5
Property and equipment, net	117.3	89.1
Operating lease right-of-use assets	1.8	1.9
Goodwill	33.3	—
Franchise rights	4.5	23.1
Total assets held for sale	$268.9	$174.4
Liabilities:
Current maturities of operating leases	0.4	0.2
Operating lease liabilities	1.5	1.7
Total liabilities associated with assets held for sale	1.8	1.9
Net assets held for sale	$267.0	$172.4
As of December 31, 2025, assets held for sale consisted of 15 franchises (11 dealership locations) in addition to two real estate properties.
In March 2025, the Company recognized a $14.3 million pre-tax non-cash franchise rights impairment charge in connection with five dealerships that were classified as assets held for sale in March 2025. In September 2025, the Company recognized an $11.7 million pre-tax non-cash franchise rights impairment charge in connection with a dealership that met the assets held for sale criteria in October 2025. The quantitative assessment for each disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less costs to sell. The Company determined the estimated fair value of each disposal group based on estimated sales proceeds less costs to sell. These franchise rights impairment charges are reflected in asset impairments in our consolidated statement of income for the year ended December 31, 2025.
As of December 31, 2024, assets held for sale consisted of seven franchises (six dealership locations) in addition to one real estate property.
During the year ended December 31, 2025, the Company sold 24 franchises (15 dealership locations) for a pre-tax gain totaling $80.2 million.
During the year ended December 31, 2024, the Company sold five franchises (five dealership locations) for a pre-tax gain totaling $8.6 million.
7. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Loaner vehicles	$280.5	$235.7
Contract assets (see Note 2)	65.4	54.7
Prepaid expenses	30.8	39.8
Prepaid taxes	6.2	9.7
Notes receivable	3.8	4.8
Deposits	10.4	3.4
Other	3.8	3.5
Other current assets	$400.9	$351.7

8. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale measured at net asset value are as follows:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$0.5	$—	$—	$0.5
U.S. Treasuries	2.6	—	—	2.6
Municipal	4.9	0.1	—	5.0
Corporate	163.3	3.8	—	167.0
Mortgage and other asset-backed securities	237.1	3.4	(0.3)	240.1
Total investments	$408.4	$7.3	$(0.4)	$415.3

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$14.4	$—	$—	$14.4
U.S. Treasuries	2.6	—	—	2.6
Municipal	10.6	0.1	(0.1)	10.6
Corporate	152.0	0.8	(0.9)	151.9
Mortgage and other asset-backed securities	170.1	0.6	(1.7)	169.1
Total investments	$349.8	$1.6	$(2.7)	$348.6
As of December 31, 2025 and 2024, the Company had $3.1 million and $2.8 million of accrued interest receivable, respectively, which is included in other current assets on the consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of December 31, 2025
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$0.5	$0.5
Due in 1-5 years	114.7	117.1
Due in 6-10 years	52.4	53.8
Due after 10 years	3.6	3.7
Total by maturity	171.3	175.2
Mortgage and other asset-backed securities	237.1	240.1
Total investment securities	$408.4	$415.3
During the year ended December 31, 2025, we recorded $1.0 million gross gains and $0.2 million gross losses realized related to the sales of available-for-sale debt securities carried at fair value.

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
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position of 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2025.

	As of December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$0.5	$—	$0.5	$—
U.S. Treasuries	—	—	0.8	—	0.8	—
Corporate	4.8	—	—	—	4.8	—
Mortgage and other asset-backed securities	28.8	(0.1)	18.8	(0.2)	47.6	(0.3)
Total debt securities	$33.5	$(0.1)	$20.2	$(0.2)	$53.7	$(0.3)

	As of December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$0.3	$—	$3.9	$—	$4.1	$—
U.S. Treasuries	1.1	—	1.4	—	2.5	—
Municipal	3.4	(0.1)	1.6	—	4.9	(0.1)
Corporate	64.3	(0.5)	26.6	(0.4)	90.9	(0.9)
Mortgage and other asset-backed securities	78.5	(1.0)	26.4	(0.7)	104.9	(1.7)
Total debt securities	$147.5	$(1.6)	$59.8	$(1.2)	$207.3	$(2.7)
The credit loss model applicable to the available-for-sale debt securities, requires the recognition of credit losses through an allowance account, which are recognized once securities become impaired. The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors as described in Note 1. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the years ended December 31, 2025, 2024, and 2023.

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Land	$1,189.3	$1,021.7
Buildings and leasehold improvements	1,827.2	1,544.3
Machinery and equipment	210.3	188.4
Furniture and fixtures	107.1	105.5
Company vehicles	19.2	17.3
Construction in progress	193.9	142.6
Gross property and equipment	3,546.9	3,019.7
Less—Accumulated depreciation	(476.5)	(469.1)
Property and equipment, net (a)	$3,070.4	$2,550.7
______________________________
(a) Property and equipment, net as of December 31, 2025 and 2024, excluded $117.3 million and $89.1 million, respectively classified as assets held for sale. In addition, property and equipment, net as of December 31, 2025 and 2024 included finance leases of $8.3 million and $8.4 million, respectively.
Depreciation expense was $82.4 million, $75.0 million, and $67.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
In connection with the Herb Chambers acquisition, we recorded goodwill of $341.7 million and franchise rights of $428.5 million. Goodwill related to the Herb Chambers acquisition was allocated to the Dealerships segment.
The changes in goodwill and intangible franchise rights for the years ended December 31, 2025 and 2024 are as follows:

	Goodwill
	Dealerships	TCA	Total
	(In millions)
Balance as of December 31, 2023 (a)	$1,472.4	$536.6	$2,009.0
Reclassified from assets held for sale	29.6	—	29.6
Acquisitions	40.9	—	40.9
Divestitures	(30.1)	—	(30.1)
Impairments	(1.3)	—	(1.3)
Reclassified to assets held for sale	(3.5)	—	(3.5)
Balance as of December 31, 2024 (a)	$1,508.1	$536.6	$2,044.7
Acquisitions	341.7	—	341.7
Divestitures	(71.8)	—	(71.8)
Reclassified to assets held for sale	(33.3)	—	(33.3)
Balance as of December 31, 2025 (a)	$1,744.7	$536.6	$2,281.3
_____________________________
(a) Net of accumulated impairment losses of $552.6 million recorded prior to the year ended December 31, 2023.

Intangible Franchise Rights
(In millions)
Balance as of December 31, 2023	$2,095.8
Reclassified from assets held for sale	71.9
Acquisitions - measurement-period adjustments	(26.7)
Divestitures	(74.6)
Impairments	(148.2)
Reclassified to assets held for sale	(6.5)
Balance as of December 31, 2024	$1,911.7
Reclassified from assets held for sale	23.1
Acquisitions	428.5
Divestitures	(120.2)
Impairments	(141.0)
Reclassified to assets held for sale	(4.5)
Balance as of December 31, 2025	$2,097.6
Our quantitative impairment tests for franchise rights include a comparison of the estimated fair value to the carrying value of each franchise right asset. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions related to the cash flows directly attributable to the franchise. These assumptions include year-over-year and terminal growth rates, weighted average cost of capital and future EBITDA margins.
We performed a quantitative impairment test for certain underperforming stores as of our annual impairment testing date, October 1, 2025. The results of the quantitative impairment testing identified that the carrying values of certain of our franchise rights intangible assets exceeded their fair value by $115.0 million and the related impairment charge was recorded during the three months ended December 31, 2025. Taking into account the $26.0 million of franchise rights impairments discussed in Note 6, Assets Held for Sale, in total, we recognized a $141.0 million pre-tax non-cash impairment charge related to our franchise rights intangible assets during the year ended December 31, 2025.

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
We also performed qualitative impairment assessments on the remaining franchise rights as of October 1, 2025 and 2024, respectively. The results of our qualitative impairment assessments on the remaining franchise rights indicated that the fair values of the franchise rights related to those dealerships more likely than not exceeded their carrying values.
We performed qualitative impairment tests of goodwill for all reporting units as of October 1, 2025. The results of our qualitative goodwill impairment assessments for all reporting units indicated that the fair values of the reporting units more likely than not exceeded their carrying values.
Additionally, in connection with changes in reporting units in our Dealerships segment, we performed qualitative and quantitative impairment tests of goodwill for the affected reporting units as of October 1, 2024, both before and after the change in reporting units. Lastly, we performed an interim quantitative impairment test of goodwill for two reporting units in the second quarter of 2024.
The quantitative impairment tests of goodwill, related to certain reporting units, as of October 1, 2024, and during the second quarter of 2024 included a comparison of the estimated fair value to the carrying value of the reporting unit. The Company estimates fair value by using a discounted cash flow model (income approach) based on market participant assumptions. These assumptions include year-over-year and terminal growth rates, weighted average cost of capital, future gross margins, and future selling, general and administrative expenses. The results of our quantitative goodwill impairment tests during the second quarter of 2024 and as of October 1, 2024, indicated that the fair value of these reporting units exceeded their carrying values. We performed qualitative impairment assessments on the remaining reporting units as of October 1, 2024. The results of our qualitative impairment assessments of goodwill related to the remaining reporting units indicated that the fair values of the reporting units more likely than not exceeded their carrying values.

11. FLOOR PLAN NOTES PAYABLE—TRADE
We consider floor plan notes payable to a party that is affiliated with the entity from which we purchase our new vehicle inventory as floor plan notes payable—trade on our consolidated balance sheets. Floor plan notes payable—trade, net consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Floor plan notes payable—trade	$344.0	$350.9
Floor plan notes payable offset account	(1.0)	(1.0)
Total floor plan notes payable—trade, net	$343.1	$349.9
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
12. FLOOR PLAN NOTES PAYABLE—NON-TRADE
We consider floor plan notes payable to a party that is not affiliated with the entity from which we purchase our new vehicle inventory as floor plan notes payable—non-trade on our consolidated balance sheets. Floor plan notes payable—non-trade, net consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Floor plan notes payable—new non-trade	$1,509.6	$1,359.8
Floor plan notes payable—used non-trade	325.0	100.7
Floor plan notes payable offset account	(150.7)	(115.7)
Total floor plan notes payable—non-trade, net	$1,683.9	$1,344.8
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
On April 9, 2025, the Company obtained an amendment (the “Amendment”) to the 2023 Senior Credit Facility, by and among the Company, as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., ("Bank of America") as administrative agent, and the other lenders party thereto.
The Amendment, among other things, provided for the following, subject to satisfaction of certain other customary conditions in each case:

•an increase of the aggregate commitments under the revolving credit facility, from $500.0 million to $925.0 million; and
•an increase of the aggregate commitments under the new vehicle floor plan facility, from $1.93 billion to $2.25 billion.

Aggregate commitments of $375.0 million under the used vehicle revolving floorplan facility did not change as a result of the Amendment .

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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicles notes payable related to Bank of America was $65.0 million as of December 31, 2025 and $56.7 million as of December 31, 2024. Loaner vehicles notes payable related to OEMs as of December 31, 2025 and 2024 were $190.2 million and $161.5 million, respectively.

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Loaner vehicles notes payable	$255.2	$218.1
Accounts payable	152.3	169.1
Taxes payable	80.8	82.1
Accrued compensation and benefits	75.7	80.5
Accrued interest	49.5	45.5
Accrued insurance	30.5	30.4
Customer deposits	26.4	25.2
Accrued finance and insurance chargebacks	17.9	23.2
Accrued licenses and regulatory fees	23.7	21.0
Unearned premium	13.5	14.0
Customer we owe liabilities	8.0	7.5
Accrued advertising	11.8	6.1
Other	35.1	38.6
Accounts payable and accrued liabilities	$780.3	$761.4
14. DEBT
Long-term debt consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	27.2	29.6
2025 Real Estate Facility	537.4	—
2021 Real Estate Facility	442.1	579.9
2021 BofA Real Estate Facility	151.2	158.6
2018 Bank of America Facility	—	37.9
2018 Wells Fargo Master Loan Facility	57.2	62.2
2015 Wells Fargo Master Loan Facility	—	32.0
2023 Syndicated Revolving Credit Facility	120.0	—
Finance lease liability	8.3	8.4
Total debt outstanding	3,593.4	3,158.5
Add—unamortized premium on 4.50% Senior Notes due 2028	0.3	0.5
Add—unamortized premium on 4.75% Senior Notes due 2030	0.8	1.1
Less—debt issuance costs	(22.6)	(21.5)
Long-term debt, including current portion	3,572.0	3,138.6
Less—current portion, net of debt issuance costs	(479.2)	(114.7)
Long-term debt	$3,092.8	$3,023.9

The aggregate maturities of long-term debt as of December 31, 2025 are as follows (in millions):

2026	$484.4
2027	42.4
2028	610.2
2029	837.7
2030	482.9
Thereafter	1,135.8
Total maturities of long-term debt	$3,593.4
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
The 2032 Notes mature on February 15, 2032. We may redeem some or all of the 2032 Notes at any time on and after November 15, 2026 at redemption prices specified in the 2032 Notes Indenture. Prior to November 15, 2026, we may also redeem up to 40% of the aggregate principal amount of the 2032 Notes using the proceeds from certain equity offerings at a redemption price of 105% of their principal amount plus accrued and unpaid interest to, if any, but not including the redemption date. In addition, we may redeem some or all of the 2032 Notes at any time prior to November 15, 2026 at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the 2032 Notes Indenture, and accrued and unpaid interest, if any. If we sell certain of our assets or experience specific kinds of changes of control, we must offer to repurchase the 2032 Notes.
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
Senior Notes issued in 2020
In connection with the proposed acquisition of the Park Place dealerships announced in December 2019 ("2019 Acquisition"), on February 19, 2020, the Company completed its offering of senior unsecured notes (the "February 2020 Offering"), consisting of $525.0 million aggregate principal amount of 4.50% Senior Notes due 2028 (the "Existing 2028 Notes") and together with the Additional 2028 Notes ((as defined below), the "2028 Notes") and $600.0 million aggregate principal amount of 4.75% Senior Notes due 2030 (the "Existing 2030 Notes" and, together with the Existing 2028 Notes, the "Existing Notes") and together with the Additional 2030 Notes ((as defined below), the "2030 Notes"). The Company paid lender fees of 6.8 million in conjunction with the February 2020 Offering and incurred additional debt issuance costs of 3.1 million.
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
Mortgage Financings
We have multiple mortgage agreements with finance companies affiliated with our vehicle manufacturers ("captive mortgages"). During the year ended December 31, 2024, we modified the captive mortgages to extend the payment term and maturity of the captive mortgages to August 2034. In addition, the interest rate was amended to 5.8% over the revised term. As of December 31, 2025, and 2024, we had total mortgage notes payable outstanding of $27.2 million and $29.6 million, respectively, that are collateralized by the associated real estate.
2025 Wells Fargo Real Estate Facility
On July 21, 2025, certain subsidiaries of the Company borrowed $546.5 million under the 2025 Real Estate Facility, dated as of July 21, 2025 (the “Real Estate Credit Agreement”) by and among the Company, certain of the Company’s subsidiaries that own or lease the real estate financed thereunder, as borrowers, Wells Fargo, as administrative agent, and the various financial institutions parties thereto, as lenders. The Real Estate Facility matures ten years from the initial funding date. The Company used the proceeds from these borrowings, together with other available funds, to finance the Herb Chambers acquisition.

Term loans under the 2025 Real Estate Facility bear interest, at our option, based on (1) SOFR plus 2% per annum or (2) the Base Rate (as described below) plus 1% per annum. The Base Rate is the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus .50% and (c) Term SOFR for a one month tenor in effect on such date plus 1%. We are required to make 118 consecutive monthly principal payments, commencing September 1, 2025, with a balloon repayment of the outstanding principal amount of loans due on the Maturity Date. Borrowings und    er the 2025 Real Estate Facility are guaranteed by the Company and certain of the Company’s subsidiaries, and are collateralized by first priority liens, subject to certain permitted exceptions, on all of the real property financed thereunder.

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

As of December 31, 2025, we had $537.4 million in term loans outstanding under the 2025 Real Estate Facility.
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
As of December 31, 2025 and 2024, we had $442.1 million and $579.9 million, respectively, in term loans outstanding under the 2021 Real Estate Facility.
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
As of December 31, 2025 and 2024, we had $151.2 million and $158.6 million, respectively, in term loans outstanding under the 2021 BofA Real Estate Facility.

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
In November 2025, we paid off the aggregate principal amounts remaining under the 2018 BofA Real Estate Facility for an aggregate amount of approximately $34.2 million. As of December 31, 2024, we had $37.9 million in term loans outstanding under the 2018 BofA Real Estate Facility.
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
As of December 31, 2025 and 2024, we had $57.2 million and $62.2 million, respectively, outstanding borrowings under the 2018 Wells Fargo Master Loan Facility.
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

The outstanding balance under this agreement in the amount of $31.6 million was paid off in May 2025. As of December 31, 2024 we had $32.0 million outstanding under the 2015 Wells Fargo Master Loan Facility.
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
Summary of Mortgages
Below is a summary of our outstanding mortgage notes payable, the carrying values of the related collateralized real estate, and year of maturity as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
Mortgage Agreement	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates	Aggregate Principal Outstanding	Carrying Value of Collateralized Related Real Estate	Maturity Dates
Captive mortgages	$27.2	$84.2	2034	$29.6	$84.9	2034
2025 Real Estate Facility	537.4	591.4	2035	—	—	N/A
2021 Real Estate Facility	442.1	694.9	2026	579.9	845.9	2026
2021 BofA Real Estate Facility	151.2	191.2	2031	158.6	195.0	2031
2018 BofA Real Estate Facility	—	—	N/A	37.9	59.4	2025
2018 Wells Fargo Master Loan Facility	57.2	81.6	2028	62.2	94.4	2028
2015 Wells Fargo Master Loan Facility	—	—	N/A	32.0	93.4	2025
Total mortgage debt	$1,215.1	$1,643.3		$900.2	$1,362.8
Revolving Credit Facility
As discussed above under our "Floor Plan Notes Payable—Non-Trade" footnote, the 2023 Senior Credit Facility includes a $925.0 million Revolving Credit Facility. We may request Bank of America to issue letters of credit on our behalf thereunder up to $50.0 million. Availability under the Revolving Credit Facility is limited by borrowing base calculations and is reduced on a dollar-for-dollar basis by the aggregate face amount of any outstanding letters of credit. As of December 31, 2025, we had $25.2 million in outstanding letters of credit, $120.0 million of outstanding borrowings, and $747.3 million of borrowing availability, with an additional $495.0 million available to convert from our new vehicle floorplan facility. As of December 31, 2024, we had $14.0 million in outstanding letters of credit, nothing drawn on our Revolving Credit Facility and $486.0 million of borrowing availability. Proceeds from borrowings from time to time under the revolving credit facility may be used for among other things, acquisitions, working capital and capital expenditures.
Stock Repurchase and Dividend Restrictions
The 2023 Senior Credit Facility and the Indentures currently allow for restricted payments without limit so long as our Consolidated Total Leverage Ratio (as defined in the 2023 Senior Credit Facility and the Indentures) is not greater than 3.0 to 1.0 after giving effect to such proposed restricted payments. Restricted payments generally include items such as dividends, share repurchases, unscheduled repayments of subordinated debt, or purchases of certain investments. Subject to our continued compliance with a consolidated fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio, in each case as set out in the Indentures, restricted payments capacity additions (or subtractions if negative) equal to a base level plus the cumulative amount of (i) 50% of our net income (as defined in the 2023 Senior Credit Facility) plus (ii) 100% of any cash proceeds we receive from the sale of equity interests minus (iii) the dollar amount of share purchases made and dividends paid during the defined measurement periods, subject to certain exceptions. In the event that our Consolidated Total Leverage Ratio does (or would) exceed 3.0 to 1.0, the 2023 Senior Credit Facility and the Indentures would then also allow for restricted payments under mutually exclusive parameters, subject to certain exclusions. The Company may otherwise make restricted payments only up to the aforementioned cumulative capacity. Our restricted payment capacity balance as of December 31, 2025 and 2024 was $1.34 billion and $1.22 billion, respectively.
Representations and Covenants
We are subject to a number of covenants in our various debt and lease agreements, including those described below. We were in compliance with all of our covenants throughout 2025. Failure to comply with any of our debt covenants would constitute a default under the relevant debt agreements, which would entitle the lenders under such agreements to terminate our ability to borrow under the relevant agreements and accelerate our obligations to repay outstanding borrowings, if any, unless compliance with the covenants is waived. In many cases, defaults under one of our agreements could trigger cross-default provisions in our other agreements. If we are unable to remain in compliance with our financial or other covenants, we would be required to seek waivers or modifications of our covenants from our lenders, or we would need to raise debt and/or equity financing or sell assets to generate proceeds sufficient to repay such debt. We cannot give any assurance that we would be able to successfully take any of these actions on terms, or at times, that may be necessary or desirable.
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
The representations and covenants contained in the 2025 Real Estate Facility are customary for financing transactions of this nature, including, among others, a requirement to comply with a minimum consolidated fixed charge coverage ratio and maximum consolidated total lease adjusted leverage ratio, in each case as set out in the 2025 Real Estate Facility. In addition, certain other covenants could restrict our ability to incur additional debt, pay dividends or acquire or dispose of assets. The 2025 Real Estate Facility also provides for events of default that are customary for financing transactions of this nature, including cross-defaults to other material indebtedness. Upon the occurrence of an event of default, we could be required to immediately repay all amounts outstanding thereunder.
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

A summary of the carrying values and fair values of our Notes and our mortgage notes payable is as follows:

	As of December 31,
	2025	2024
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$403.9	$403.4
4.625% Senior Notes due 2029	793.4	791.9
4.75% Senior Notes due 2030	443.2	442.8
5.00% Senior Notes due 2032	593.9	593.0
Mortgage notes payable bearing interest at fixed rates	27.2	29.6
Total carrying value	$2,261.6	$2,260.6

Fair Value:
4.50% Senior Notes due 2028	$399.9	$385.8
4.625% Senior Notes due 2029	778.0	742.0
4.75% Senior Notes due 2030	433.9	412.7
5.00% Senior Notes due 2032	579.0	546.0
Mortgage notes payable bearing interest at fixed rates	27.7	29.3
Total fair value	$2,218.5	$2,115.8

Interest Rate Swap Agreements
We currently have four interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate. The following table provides information on the attributes of each swap as of December 31, 2025:

Inception Date	Notional Principal at Inception	Notional Value as of December 31, 2025	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$243.8	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$151.2	$110.6	May 2031
July 2020	$93.5	$65.8	$50.6	December 2028
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 fair values. The fair value of our swaps for the years ended December 31, 2025 and 2024, reflect a net asset of $47.0 million and $76.6 million, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the consolidated balance sheets:

	As of December 31,
	2025	2024
	(In millions)
Other current assets	$13.2	$20.3
Other long-term assets	33.8	56.3
Total fair value	$47.0	$76.6
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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$(6.2)	Other interest expense, net	$(23.4)
2024	$31.0	Other interest expense, net	$(34.2)
2023	$12.1	Other interest expense, net	$(34.7)

 On the basis of yield curve conditions as of December 31, 2025 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of approximately $13.2 million.
Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.7	$—	$—	$6.7
Short-term investments	0.5	—	—	0.5
U.S. Treasuries	2.6	—	—	2.6
Municipal	—	5.0	—	5.0
Corporate	0.3	166.7	—	167.0
Mortgage and other asset-backed securities	—	240.1	—	240.1
Total	$3.5	$411.8	$—	$415.3

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$12.7	$—	$—	$12.7
Short-term investments	3.5	10.9	—	14.4
U.S. Treasuries	2.6	—	—	2.6
Municipal	—	10.6	—	10.6
Corporate	—	151.9	—	151.9
Mortgage and other asset-backed securities	—	169.1	—	169.1
Total	$6.1	$342.5	$—	$348.6
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

For the Year Ended December 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2025	$7.4	Revenue-Finance and insurance, net	$0.7
2024	$(1.9)	Revenue-Finance and insurance, net	$0.6
2023	$4.1	Revenue-Finance and Insurance, net	$(1.1)
16. INCOME TAXES
The components of income tax expense are as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In millions)
Current:
Federal	$115.4	$75.5	$128.9
State	26.4	16.8	30.1
Total current income tax expense	141.8	92.3	159.0
Deferred:
Federal	20.7	43.2	33.8
State	7.7	9.5	6.0
Total deferred income tax expense	28.4	52.7	39.8
Total income tax expense	$170.2	$145.0	$198.8

A reconciliation of the statutory federal rate to the effective tax rate is as follows (dollar amounts shown in millions):

	For the Year Ended December 31,
	2025	%	2024	%	2023	%
Income tax provision at the statutory rate	$139.0	21.0	$120.8	21.0	$168.3	21.0
State income tax expense, net of federal benefit (a)	28.6	4.3	22.8	4.0	29.8	3.7
Non-deductible items	2.9	0.5	2.5	0.4	1.7	0.2
Other, net	(0.3)	(0.1)	(1.1)	(0.2)	(1.0)	(0.1)
Income tax expense	$170.2	25.7	$145.0	25.2	$198.8	24.8
_____________________________
(a)State taxes in Massachusetts, Florida, and Virginia make up the majority (greater than 50 percent) of the tax effect in this category.

Deferred income tax asset and liability components consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Deferred income tax assets:
Deferred revenue	$55.3	$41.5
F&I chargeback liabilities	10.5	11.7
Other accrued liabilities	5.4	4.2
Stock-based compensation	3.6	4.0
Operating lease right-of-use assets	62.3	56.2
Other, net	12.5	11.6
Total deferred income tax assets	$149.6	$129.2
Deferred income tax liabilities:
Intangible asset amortization	$154.2	$135.3
Depreciation	89.0	80.0
Operating lease liabilities	60.5	54.2
Investments, net	13.4	18.6
Deferred sales commissions	41.2	27.2
Other, net	1.9	1.6
Total deferred income tax liabilities	$360.2	$316.9
Net deferred income tax liabilities	$(210.6)	$(187.7)
There were no valuation allowances recorded against the deferred tax assets as of December 31, 2025 or 2024.
As of December 31, 2025, we had an income tax payable of $4.4 million included in accounts payable and other accrued liabilities.
As of December 31, 2024, we had an income tax receivable of $3.4 million, included in other current assets and an income tax payable of $5.7 million included in accounts payable and other accrued liabilities.
The statutes of limitation related to our consolidated Federal income tax returns are closed for all tax years up to and including 2021. The expiration of the statutes of limitation related to the various state income tax returns that we and our subsidiaries file varies by state. The 2020 through 2024 tax years generally remain subject to examination by most state tax authorities. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.
During the years ended December 31, 2025, 2024, and 2023 we made income tax payments, net of refunds received, totaling $139.8 million, $78.7 million, and $191.9 million, respectively.

Income Taxes Paid	For the Year Ended December 31,
	2025	2024	2023
	(In millions)
Federal	$118.3	$63.7	$158.0
State (a)	21.6	15.0	33.9
Total	$139.8	$78.7	$191.9
__________________________
(a)The amount of income taxes paid during the year for individual states does not meet the 5% disaggregation threshold.

17. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	As of December 31,
	2025	2024
	(In millions)
Unearned premiums	$16.1	$18.0
Accrued finance and insurance chargebacks	24.2	24.3
Unclaimed property	16.6	13.8
Other	0.3	0.3
Other long-term liabilities	$57.1	$56.4
18. SUPPLEMENTAL CASH FLOW INFORMATION
During the years ended December 31, 2025, 2024, and 2023, we made interest payments, including amounts capitalized, totaling $274.9 million, $269.6 million, and $149.3 million, respectively. Included in these interest payments are $82.8 million, $99.4 million, and $4.0 million, of floor plan interest payments for the years ended December 31, 2025, 2024, and 2023, respectively.
During the years ended December 31, 2025, 2024, and 2023, we transferred $507.5 million, $489.7 million, and $431.2 million, respectively, of loaner vehicles from other current assets to inventory in our consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying consolidated statement of cash flows.
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

Balance Sheet Presentation

		As of December 31,
Leases	Classification	2025	2024
		(In millions)
Assets:
Current
Operating	Assets held for sale	$1.8	$1.9
Non-Current
Operating	Operating lease right-of-use assets	240.6	220.1
Finance	Property and equipment, net	8.3	8.4
Total right-of-use assets		$250.8	$230.4
Liabilities:
Current
Operating	Current maturities of operating leases	$27.6	$28.1
Operating	Liabilities held for sale	0.4	0.2
Non-Current
Operating	Operating lease liabilities	221.6	200.0
Operating	Liabilities held for sale	1.5	1.7
Finance	Long-term debt	8.3	8.4
Total lease liabilities		$259.3	$238.4
Lease Term and Discount Rate

	As of December 31,
	2025	2024
Weighted Average Lease Term - Operating Leases	13.2 years	12.8 years
Weighted Average Lease Term - Finance Lease	34.7 years	35.7 years
Weighted Average Discount Rate - Operating Leases	5.2%	5.0%
Weighted Average Discount Rate - Finance Lease	4.4%	4.4%
Lease Costs
The following table provides certain information related to the lease costs for finance and operating leases during the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024
	(In millions)
Finance lease cost (Interest)	$0.4	$0.4
Operating lease cost	42.7	40.0
Short-term lease cost	5.0	4.6
Variable lease cost	1.5	1.1
	$49.6	$46.1

Supplemental Cash Flow Information
The following table presents supplemental cash flow information for leases during the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024
	(In millions)
Supplemental Cash Flow:
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from finance lease	$0.4	$0.4
Operating cash flows from operating leases	$42.1	$38.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$53.1	$12.0
During the years ended December 31, 2025 and 2024, we obtained $53.1 million and $12.0 million, respectively, of right-of-use assets in exchange for new operating lease liabilities. The activity during the year ended December 31, 2025 was primarily as a result of a business combination.
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities as of December 31, 2025, including leases related to liabilities associated with assets held for sale.

	Finance	Operating
	(In millions)
2025	$0.4	$40.1
2026	0.4	34.7
2027	0.4	29.5
2028	0.4	27.1
2029	0.4	25.5
Thereafter	14.8	197.0
Total minimum lease payments	$16.9	$353.9
Less: Amount of lease payments representing interest	(8.6)	(102.8)
Present value of future minimum lease payments	$8.3	$251.1
Less: current obligations under leases (a)	—	(28.0)
Long-term lease obligation (b)	$8.3	$223.1
__________________________
(a) Includes $0.4 million of operating lease liabilities classified as liabilities associated with assets held for sale.
(b) Includes $1.5 million of operating lease liabilities classified as liabilities associated with assets held for sale.
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
20. SEGMENT INFORMATION
As of December 31, 2025, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic region-based groups within the Dealerships segment. The operations of our F&I product provider is reflected within our TCA segment. Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources at the geographic region level for our dealerships and at the TCA segment level for our F&I product provider's operations. The geographic dealership group operating segments have been aggregated into one operating segment disclosed as the Dealerships reportable segment since their operations (i) have similar economic characteristics (our regions all have similar long-term average gross margins), (ii) offer similar products and services (all of our regions offer new and used vehicles, parts and service, and finance and insurance products), (iii) have similar customers, (iv) have similar distribution and marketing practices (all of our regions distribute products and services through dealership facilities that region to customers in similar ways), and (v) operate under similar regulatory environments.
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
The CODM evaluates the performance of each reportable segment primarily through segment operating income. Segment operating income is derived from GAAP operating income, adjusted to exclude the effects of asset impairments and to include floor plan interest expense. Asset impairments are excluded as they typically do not arise from the ordinary course of operations. By removing these charges, segment operating income better represents the underlying operational performance of the segments. Floor plan interest expense is included in segment operating income because floor plan financing is a required component of the business model dictated by manufacturers. As such, it is an inherent and unavoidable cost of operations. Including floor plan interest expense ensures that the measurement of segment profitability reflects the operational realities and obligations associated with inventory financing, providing a clearer representation of the Dealerships segment’s performance. This approach ensures a consistent and meaningful evaluation of each segment's operational performance by normalizing results for items that may not directly reflect ongoing segment profitability. By utilizing segment operating income in this manner, the CODM can make informed decisions regarding resource allocation, evaluate the relative performance of individual segments, and monitor the effectiveness of strategic initiatives.
All floor plan interest expense and asset impairments are exclusively within the dealerships segment for the periods presented. Therefore, there are no reconciling items between segment operating income and income from operations for the TCA segment.
Goodwill acquired in the Herb Chambers acquisition, which closed in July 2025, of $341.7 million was allocated to the Dealerships segment.
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
Reportable segment financial information for the years ended December 31, 2025, 2024 and 2023 is as follows:

	For the year ended December 31, 2025
	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$17,672.9	$326.1	$17,999.0
Intersegment revenue
F&I	235.1	—	235.1
Parts and service	36.8	—	36.8
Total intersegment revenue	271.9	—	271.9
	$17,944.8	$326.1	$18,270.9
Reconciliation of revenue
Elimination of intersegment revenue			(271.9)
Total consolidated revenue			$17,999.0

Less:
Cost of sales
New vehicle	8,874.2	—
Used vehicle	4,966.3	—
Parts and service	1,071.2	—
Finance and insurance	—	239.0
Selling, general and administrative expenses
Personnel costs	1,299.3	—
Rent and related expenses	131.6	—
Advertising	68.8	—
Other selling, general and administrative expense	501.4	—
Other segment items	—	7.2
Depreciation and amortization	82.3	0.2
Floor plan interest expense	91.2	—
Segment operating income	$858.6	$79.8	$938.4

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(271.9)
Total intersegment cost of sales eliminations			223.3
Deferral of SG&A expense (related to capitalized contracts offset by amortization)			20.7
Total intersegment eliminations			(27.9)
Asset impairments			(141.0)
Other interest expense, net			(187.5)
Gain on dealership divestitures, net			80.2
Income before income taxes			$662.2

	As of and for the year ended December 31, 2025
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total
	(In millions)
Capital expenditures	$205.3	$—	$205.3	$—	$205.3
Other interest expense	$187.5	$—	$187.5	$—	$187.5
Amortization of deferred acquisition costs	$—	$187.3	$187.3	$(187.3)	$—
Total assets	$10,389.5	$1,024.3	$11,413.8	$204.4	$11,618.2

	For the year ended December 31, 2024
	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$16,885.0	$303.6	$17,188.6
Intersegment revenue
F&I	183.0	—	183.0
Parts and service	39.5	—	39.5
Total intersegment revenue	222.5	—	222.5
	$17,107.5	$303.6	$17,411.1
Reconciliation of revenue
Elimination of intersegment revenue			(222.5)
Total consolidated revenue			$17,188.6

Less:
Cost of sales
New vehicle	8,209.3	—
Used vehicle	4,972.7	—
Parts and service	1,043.0	—
Finance and insurance	—	223.4
Selling, general and administrative expenses
Personnel costs	1,256.2	—
Rent and related expenses	142.3	—
Advertising	61.8	—
Other selling, general and administrative expense	441.0	—
Other segment items	—	7.0
Depreciation and amortization	74.6	0.4
Floor plan interest expense	89.9	—
Segment operating income	$816.7	$72.8	$889.5

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(222.5)
Total intersegment cost of sales eliminations			208.5
Deferral of SG&A expense (related to capitalized contracts offset by amortization)			19.7
Total intersegment eliminations			5.8
Asset impairments			(149.5)
Other interest expense, net			(179.1)
Gain on dealership divestitures, net			8.6
Income before income taxes			$575.3

	As of and for the year ended December 31, 2024
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total
	(In millions)
Capital expenditures	$308.2	$—	$308.2	$—	$308.2
Other interest expense	$179.1	$—	$179.1	$—	$179.1
Amortization of deferred acquisition costs	$—	$170.2	$170.2	$(170.2)	$—
Total assets	$9,227.6	$1,049.4	$10,277.0	$60.1	$10,337.0

	For the year ended December 31, 2023
	Dealerships	TCA	Total
	(In millions)
Revenue from external customers	$14,517.5	$285.2	$14,802.7
Intersegment revenue
F&I	146.8	—	146.8
Parts and service	34.6	—	34.6
Total intersegment revenue	181.5	—	181.5
	$14,699.0	$285.2	$14,984.2
Reconciliation of revenue
Elimination of intersegment revenue			(181.5)
Total consolidated revenue			$14,802.7

Less:
Cost of sales
New vehicle	6,927.8	—
Used vehicle	4,150.2	—
Parts and service	949.9	—
Finance and insurance	—	208.1
Selling, general and administrative expenses
Personnel costs	1,106.5	—
Rent and related expenses	118.7	—
Advertising	47.3	—
Other selling, general and administrative expense	366.0	—
Other segment items	—	7.4
Depreciation and amortization	67.1	0.7
Floor plan interest expense	9.6	—
Segment operating income	$955.9	$69.0	$1,025.0

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(181.5)
Total intersegment cost of sales eliminations			189.1
Deferral of SG&A expense (related to capitalized contracts offset by amortization)			28.5
Total intersegment eliminations			36.1
Asset impairments			(117.2)
Other interest expense, net			(156.1)
Gain on dealership divestitures, net			13.5
Income before income taxes			$801.3

	As of and for the year ended December 31, 2023
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total
	(In millions)
Capital expenditures	$142.3	$—	$142.3	$—	$142.3
Other interest expense	$156.1	$—	$156.1	$—	$156.1
Amortization of deferred acquisition costs	$—	$161.9	$161.9	$(155.9)	$6.0
Total assets	$9,199.4	$913.9	$10,113.3	$46.1	$10,159.4

21. COMMITMENTS AND CONTINGENCIES
On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the FTC requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. On August 16, 2024, after discussions with the FTC stalled, the FTC initiated an administrative proceeding by filing an enforcement action against the Company. On October 4, 2024, the Company filed suit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. Among other things, the Company’s lawsuit asserts that the FTC’s administrative proceeding violates the Company’s constitutional rights by denying it the right to a jury trial and by allowing the FTC to serve as both prosecutor and judge in the same proceeding. The Company’s lawsuit also contends that FTC commissioners and in-house administrative law judges are effectively insulated from removal by the President in contravention of the Constitution’s requirements. The FTC’s administrative proceeding and the Company’s lawsuit remain pending. While the Company disputes the FTC’s allegations, we are at this time unable to reasonably predict the possible outcome of this matter, or provide a reasonably possible range of loss, if any. There can be no assurance that the Company will succeed in either the FTC’s administrative proceeding against the Company or in the Company’s lawsuit against the FTC, and the FTC’s allegations, whether meritorious or not, may adversely affect our ability to attract customers, result in the loss of existing customers, harm our reputation and cause us to incur defense costs and other expenses.
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
We had $25.2 million of letters of credit outstanding as of December 31, 2025, which are required by certain of our insurance providers. In addition, as of December 31, 2025, we maintained a $24.7 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off-balance sheet arrangements.
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
On April 17, 2019, the stockholders of the Company approved the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan (the "2019 Plan") and authorized a total of 1,590,000 shares of common stock for issuance under the 2019 Plan ("Plan Shares"). The Plan Shares include 641,363 shares of common stock which remained unissued under the 2012 Plan. No further grants of awards will be made under the 2012 Plan; however outstanding awards under the 2012 Plan will continue in effect in accordance with their terms and conditions. There were approximately 1.2 million shares available for grant in accordance with the 2019 Plan as of December 31, 2025.
We issue shares of our common stock upon the vesting of performance share units or restricted share units. These shares are issued from our authorized and not outstanding common stock. In addition, in connection with the vesting of equity-based awards, we repurchase a portion of the shares issued equal to the amount of employee income tax withholding.
We recognized $27.7 million ($7.1 million tax benefit), $26.7 million ($6.7 million tax benefit) and $23.5 million ($5.8 million tax benefit) in share-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $20.7 million of total unrecognized share-based compensation expense related to non-vested share-based awards granted under the 2012 Plan and 2019 Plan, and the weighted average period over which it is expected to be recognized is 1.5 years. Further, we expect to recognize $3.0 million of this expense in 2026, $11.1 million in 2027, and $6.6 million in 2028.
Performance Share Units
During the year ended December 31, 2025, the Compensation and Human Resources Committee of the Board of Directors approved the grant of up to 64,309 performance share units, which represents 150% of the target award. Performance share units provide an opportunity for the employee-recipient to receive a number of shares of our common stock based on our performance during a specified period following the grant as measured against objective performance goals as determined by the Compensation and Human Resources Committee of our Board of Directors. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. Performance share units vest in three equal annual installments with one-third of the award vesting on each of the (i) later of the first anniversary of the grant date, or the date the Compensation and Human Resources Committee determines the actual award, (ii) second anniversary of the grant date and (iii) third anniversary of the grant date. Upon vesting, each performance share unit equals one share of common stock of the Company. Compensation cost for performance share units is based on the closing price of our common stock on the date of grant and the ultimate performance level achieved and is recognized on a graded basis over the three-year vesting period.

The following table summarizes information about performance share units for 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	118,537	$214.87
Granted	64,309	294.48
Vested	(38,142)	207.74
Forfeited or unearned	(53,468)	219.24
Non-vested at December 31, 2025	91,236	$271.46
The weighted average grant-date fair value of performance share units and total fair value of performance share units vested are summarized in the following table:

	For the Year Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value of performance share units granted	$294.48	$216.89	$232.24
Total fair value of performance share units vested (in millions)	$7.9	$7.9	$7.0
Restricted Share Units
During the year ended December 31, 2025, the Compensation and Human Resources Committee of the Board of Directors approved the grant of 79,952 shares of restricted share units. Restricted share units generally vest in three equal annual installments commencing on the first anniversary of the grant date. Compensation cost for restricted share units is based on the closing price of our common stock on the date of grant and is recognized on a straight-line basis over the three-year vesting period.
The following table summarizes information about restricted share units for 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	112,889	$216.84
Granted	79,952	288.37
Vested	(83,603)	231.32
Forfeited	(6,885)	235.09
Non-vested at December 31, 2025	102,353	$259.65
The weighted average grant-date fair value of restricted share units and total fair value of restricted share units vested are summarized in the following table:

	For the Year Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value of restricted share units granted	$288.37	$216.09	$231.70
Total fair value of restricted share units vested (in millions)	$19.3	$16.9	$13.1

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
The weighted average grant-date fair value of restricted stock awards and total fair value of restricted stock awards vested are summarized in the following table:

	For the Year Ended December 31,
	2025	2024	2023
Weighted average grant-date fair value of restricted stock granted	$—	$—	$—
Total fair value of restricted stock awards vested (in millions)	$—	$0.2	$0.2
Employee Retirement Plan
The Company sponsors the Asbury Automotive Retirement Savings Plan (the "Retirement Savings Plan"), a 401(k) plan, for eligible employees. Employees electing to participate in the Retirement Savings Plan may contribute up to 75% of their annual eligible compensation. IRS rules limited total participant contributions during 2025 to $23,500, or $31,000 if age 50 or more. After one year of employment, we match 50% of employees' contributions up to 4% of their eligible compensation. Employer contributions vest on a graded basis over 4 years after the date of hire. The Company's expense related to employer matching contributions totaled $19.2 million, $18.4 million and, $16.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). Our management, including the principal executive officer and the principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our auditors, Ernst & Young LLP, an independent registered public accounting firm, have audited and reported on our consolidated financial statements and on the effectiveness of our internal control over financial reporting. Their reports are contained herein.
During 2025, we acquired substantially all of the assets, including all real property and businesses of The Herb Chambers dealership group pursuant to a Purchase and Sale Agreement with various entities that comprise The Herb Chambers Dealerships (the "Herb Chambers acquisition"). The Herb Chambers acquisition comprised 33 dealerships, 52 franchises and three collision centers. As permitted by the Securities and Exchange Commission, the scope of our section 404 evaluation for the fiscal year ended December 31, 2025, does not include an evaluation of the internal control over financial reporting of these acquired operations. The results of the Herb Chambers acquisition are included in our consolidated financial statements from the date of acquisition and represented approximately $1.89 billion of consolidated total assets as of December 31, 2025, and approximately $1.16 billion of consolidated revenues for the year then ended.
Remediation of Previously Reported Material Weakness

As previously disclosed in Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2024, as a result of control deficiencies in information technology general controls ("ITGCs") identified at the Jim Koons dealerships that constitute a material weakness, we determined that the Company's internal control over financial reporting was not effective as of December 31, 2024. Specifically, the material weakness was due to insufficient control activities at a third-party software vendor for the Dealer Management System (“DMS”) utilized by Koons. The third-party software vendor who supported the DMS on behalf of Koons did not have a Service Organization Control (“SOC”) report that covered the DMS being utilized. The ineffective ITGCs limited the level of assurance over the completeness and accuracy of information used in certain automated and manual business controls.
During 2025, management implemented a previously disclosed remediation plan that included the transition of the Jim Koons dealerships to another DMS in 2025. During the fourth quarter of 2025, the Company completed the testing of operating effectiveness of the remediated controls and found them to be effective. As a result, we concluded that the material weakness had been remediated as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Reference is made to the information to be set forth in the “Proposal No. 1 - Election of Directors,” under the subheadings “Committees of the Board,” “Code of Business Conduct and Ethics and Corporate Governance Guidelines” and other subsections under the principal heading of “Governance of the Company,” under the subheadings “Insider Trading Policy” and “Delinquent Section 16(a) Reports” under the principal heading of “Securities Owned by Management & Certain Beneficial Owners,” under the subheading “2025 Director Compensation Table” under the principal heading of “Director Compensation,” and in the “Executive Officers” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
Item 11. Executive Compensation.
Reference is made to the information to be set forth in the "Compensation Discussion & Analysis," "Compensation & Human Resources Committee Report," "Compensation Committee Interlocks & Insider Participation," "Executive Compensation," "2025 Director Compensation Table," and "Governance of the Company" sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Reference is made to the information to be set forth under the "Related Person Transactions" and other subsections under the principal heading of "Governance of the Company" section of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
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
2.4
Koons Purchase and Sale Agreement, dated September 7, 2023 by and among Asbury Automotive Group, L.L.C. and the Sellers (as defined therein) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2023)*

2.5
Purchase and Sale Agreement, dated February 14, 2025, by and among Asbury Automotive Group L.L.C., Herbert G. Chambers, Jennings Road Management Corp., the Dealership Companies (as defined therein) and the Real Estate Companies (as defined therein) (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on April 30, 2025)*

3.1	Amended and Restated Certificate of Incorporation of Asbury Automotive Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 25, 2016)*
3.2	By-Laws of Asbury Automotive Group, Inc.
4.1	Indenture relating to the Senior Notes due 2028, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.2	Form of 4.50% Senior Note due 2028 (included as Exhibit A in Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.3	Indenture relating to the Senior Notes due 2030, dated as of February 19, 2020, among Asbury Automotive Group, Inc., each of the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.4	Form of 4.75% Senior Note due 2030 (included as Exhibit A in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 20, 2020)*
4.5	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2028 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.6	Officer’s Certificate of Asbury Automotive Group, Inc. pursuant to the 2030 Notes Indenture, dated September 16, 2020 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on September 16, 2020)*
4.7	Indenture relating to the Senior Notes due 2029, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.8	Form of 4.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*

4.9	Indenture relating to the Senior Notes due 2032, dated as of November 19, 2021, among Asbury Automotive Group, Inc., each of the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.10	Form of 5.000% Senior Note due 2029 (included as Exhibit A in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2021)*
4.11	Description of Registrant's Securities (incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)*
10.1**	2019 Equity and Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2019)*
10.2**
Form of Equity Award Agreement under the 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021)*

10.3**	Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2009)*
10.4**	Amendment No. 1 to Amended and Restated Key Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on April 26, 2018)*
10.5**	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on April 30, 2010)*
10.6**	Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of October 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2014)*
10.7**	First Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 22, 2017)*
10.8**	Second Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of June 5, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020)*
10.9**	Third Amendment to Employment Agreement between Asbury Automotive Group, Inc. and David W. Hult, dated as of December 5, 2025 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 8, 2025)*
10.10**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Daniel Clara dated as of July 28, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.11**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Michael Welch dated as of October 21, 2021 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 26, 2025)*

10.12**	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Jed M. Milstein, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.13**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Dean Calloway, dated as of July 1, 2024 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 26, 2025)*

10.14**	Amended and Restated Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and George A. Villasana, dated as of February 21, 2017 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017)*
10.15**	Transition and Retirement Agreement between Asbury Automotive Group, Inc. and George A. Villasana, dated as of April 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 19, 2024)*
10.16**
Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Miran Maric, dated as of March 8, 2022 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 26, 2025)*

10.17	Credit Agreement, dated as of September 26, 2013, among Asbury Automotive Group, Inc., certain of the subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8‑K filed with the SEC on September 30, 2013)*

10.18
Fourth Amended and Restated Credit Agreement, dated as of October 20, 2023, by and among Asbury Automotive Group, Inc., as a borrower, certain of its subsidiaries, as vehicle borrowers, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swingline lender and an L/C issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as co-documentation agents, and BofA Securities, Inc. as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 26, 2025)*

10.19
First Amendment to the Fourth Amended and Restated Credit Agreement, dated April 9, 2025, among Asbury Automotive Group, Inc., as a borrower and guarantor, certain of its subsidiaries, as vehicle borrowers and subsidiary guarantors, Bank of America, N.A., as administrative agent, revolving swing line lender, new vehicle floorplan swing line lender, used vehicle floorplan swing line lender and an L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2025)*

10.20
Term Loan Agreement, dated as of July 21, 2025, by and among Asbury Automotive Group, Inc., a Delaware corporation, as the Company, each of its subsidiaries from time to time party thereto as Borrowers, each of the Lenders time to time party thereto, and Wells Fargo Bank, National Association, a national banking association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2025)*

10.21	Amended and Restated Master Loan Agreement, dated as of February 3, 2015, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.22	Second Amended and Restated Unconditional Guaranty, dated as of February 3, 2015, by and between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 4, 2015)*
10.23	Credit Agreement, dated as of November 13, 2018, among Asbury Automotive Group, Inc., certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.24	Master Loan Agreement, dated as of November 16, 2018, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.25	Unconditional Guaranty, dated as of November 16, 2018, between Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019)*
10.26	First Amendment to Master Loan Agreement, dated as of December 31, 2019, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020)*
10.27	Second Amendment to Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.28	Credit Agreement, dated May 10, 2021, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto, the various financial institutions party thereto as lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2021)*
10.29	Second Amendment to Amended and Restated Master Loan Agreement, dated as of June 1, 2022, by and among certain subsidiaries of Asbury Automotive Group, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.30	Third Amendment to Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain of subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
10.31	Third Amendment to Credit Agreement, dated as of May 25, 2022, among Asbury Automotive Group, Inc., as borrower, certain subsidiaries of Asbury Automotive Group, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*

10.32	Second Amendment to Credit Agreement, dated as of May 25, 2022, by and among Asbury Automotive Group, Inc., certain subsidiaries party thereto as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 28, 2022)*
19.1
Asbury Automotive Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 26, 2025)*

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Asbury Automotive Group, Inc. Recoupment Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 29, 2024)*
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Asbury Automotive Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 has been formatted in Inline XBRL.
*	Incorporated by reference.
**	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	February 20, 2026	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ David W. Hult	Chief Executive Officer, President and Director	February 20, 2026
(David W. Hult)

/s/ Michael D. Welch	Senior Vice President and Chief Financial Officer	February 20, 2026
(Michael D. Welch)

/s/ Nathan E. Briesemeister	Vice President, Chief Accounting Officer and	February 20, 2026
(Nathan E. Briesemeister)	Controller

/s/ Thomas J. Reddin	Director	February 20, 2026
(Thomas J. Reddin)	Non-Executive Chairman of the Board

/s/ Joel Alsfine	Director	February 20, 2026
(Joel Alsfine)

/s/ William D. Fay	Director	February 20, 2026
(William D. Fay)

/s/ Juanita T. James	Director	February 20, 2026
(Juanita T. James)

/s/ Philip F. Maritz	Director	February 20, 2026
(Philip F. Maritz)

/s/ Maureen F. Morrison	Director	February 20, 2026
(Maureen F. Morrison)

/s/ Shamla Naidoo	Director	February 20, 2026
(Shamla Naidoo)

/s/ Bridget M. Ryan-Berman	Director	February 20, 2026
(Bridget M. Ryan-Berman)

/s/ Hilliard C. Terry, III	Director	February 20, 2026
(Hilliard C. Terry, III)