Form 10-Q
period 2026-03-31
ASBURY AUTOMOTIVE GROUP INC
filed 2026-05-01
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of April 29, 2026 was 18,618,800.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25.3	$40.4
Short-term investments	2.2	0.5
Contracts-in-transit, net	187.9	239.2
Accounts receivable, net	250.6	294.6
Inventories, net	2,116.4	2,135.8
Assets held for sale	44.8	268.9
Other current assets	416.7	400.9
Total current assets	3,043.7	3,380.2
INVESTMENTS	414.4	414.7
PROPERTY AND EQUIPMENT, net	3,110.0	3,070.4
OPERATING LEASE RIGHT-OF-USE ASSETS	231.2	240.6
GOODWILL	2,268.4	2,281.3
INTANGIBLE FRANCHISE RIGHTS	2,097.6	2,097.6
OTHER LONG-TERM ASSETS	137.5	133.3
Total assets	$11,302.8	$11,618.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$326.6	$343.1
Floor plan notes payable—non-trade, net	1,337.4	1,683.9
Current maturities of long-term debt	456.2	479.2
Current maturities of operating leases	25.7	27.6
Accounts payable and accrued liabilities	834.5	780.3
Deferred revenue—current	242.8	243.6
Liabilities associated with assets held for sale	—	1.8
Total current liabilities	3,223.1	3,559.5
LONG-TERM DEBT	3,069.5	3,092.8
LONG-TERM LEASE LIABILITY	213.8	221.6
DEFERRED REVENUE	598.0	584.6
DEFERRED INCOME TAXES	209.9	210.6
OTHER LONG-TERM LIABILITIES	56.4	57.1
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,764,588 and 41,338,419 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,330.5	1,327.6
Retained earnings	3,665.2	3,616.2
Treasury stock, at cost; 22,147,110 and 22,109,690 shares, respectively	(1,102.6)	(1,092.8)
Accumulated other comprehensive income	38.5	40.6
Total shareholders' equity	3,932.1	3,891.9
Total liabilities and shareholders' equity	$11,302.8	$11,618.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
REVENUE:
New vehicle	$2,100.8	$2,138.1
Used vehicle	1,206.3	1,235.8
Parts and service	626.8	587.6
Finance and insurance, net	179.0	187.0
TOTAL REVENUE	4,113.0	4,148.5
COST OF SALES:
New vehicle	1,972.3	1,995.0
Used vehicle	1,140.0	1,171.3
Parts and service	261.7	244.9
Finance and insurance	12.1	13.1
TOTAL COST OF SALES	3,386.1	3,424.3
GROSS PROFIT	726.9	724.2
OPERATING EXPENSES:
Selling, general, and administrative	510.4	456.4
Depreciation and amortization	22.6	19.2
Asset impairments	—	14.3
INCOME FROM OPERATIONS	193.9	234.3
OTHER (INCOME) EXPENSES:
Floor plan interest expense	21.0	20.7
Other interest expense, net	48.0	42.3
Gain on dealership divestitures, net	(125.8)	(4.1)
Total other (income) expenses, net	(56.7)	58.9
INCOME BEFORE INCOME TAXES	250.6	175.4
Income tax expense	62.8	43.3
NET INCOME	$187.8	$132.1
EARNINGS PER SHARE:
Basic—
Net income	$9.90	$6.73
Diluted—
Net income	$9.87	$6.71
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19.0	19.6
Performance share units	—	0.1
Diluted	19.0	19.7

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$187.8	$132.1
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	1.7	(13.7)
Income tax (expense) benefit associated with cash flow swaps	(0.4)	3.5
Unrealized (losses) gains on available-for-sale debt securities	(4.3)	3.9
Income tax benefit (expense) associated with available-for-sale debt securities	1.0	(0.9)
Comprehensive income	$185.8	$124.9

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2025	41,338,419	$0.4	$1,327.6	$3,616.2	22,109,690	$(1,092.8)	$40.6	$3,891.9
Comprehensive Income:
Net income	—	—	—	187.8	—	—	—	187.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.4 million tax expense	—	—	—	—	—	—	1.3	1.3
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $1.0 million tax benefit	—	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income	—	—	—	187.8	—	—	(2.0)	185.8
Share-based compensation	—	—	11.1	—	—	—	—	11.1
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	104,412	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	678,243	(147.0)	—	(147.0)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	37,420	(9.8)	—	(9.8)
Retirement of common stock	(678,243)	—	(8.2)	(138.8)	(678,243)	147.0	—	—
Balances, March 31, 2026	40,764,588	$0.4	$1,330.5	$3,665.2	22,147,110	$(1,102.6)	$38.5	$3,932.1

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2024	41,649,426	$0.4	$1,305.1	$3,218.9	22,065,478	$(1,079.2)	$56.8	$3,502.1
Comprehensive Income:
Net income	—	—	—	132.1	—	—	—	132.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $3.5 million tax benefit	—	—	—	—	—	—	(10.3)	(10.3)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.9 million tax expense	—	—	—	—	—	—	3.0	3.0
Comprehensive income	—	—	—	132.1	—	—	(7.2)	124.9
Share-based compensation	—	—	9.1	—	—	—	—	9.1
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	117,992	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	42,780	(12.5)	—	(12.5)
Balances, March 31, 2025	41,767,418	$0.4	$1,314.2	$3,351.0	22,108,258	$(1,091.7)	$49.6	$3,623.5

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$187.8	$132.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	22.6	19.2
Share-based compensation	11.1	9.1
Asset impairments	—	14.3
Loaner vehicle amortization	17.4	12.7
Gain on divestitures, net	(125.8)	(4.1)
Change in right-of-use assets	8.0	7.2
Other adjustments, net	1.3	(0.9)
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit, net	51.3	(0.1)
Accounts receivable, net	43.7	21.0
Inventories, net	26.5	125.8
Other current assets	(34.0)	(21.6)
Floor plan notes payable—trade, net	(16.5)	(88.1)
Deferred revenue	12.6	2.3
Accounts payable and accrued liabilities	29.0	1.2
Operating lease liabilities	(7.8)	(7.2)
Other long-term assets and liabilities, net	(4.1)	2.1
Net cash provided by operating activities	223.2	225.0
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(46.4)	(21.4)
Capital expenditures—real estate	(2.5)	—
Proceeds from dealership divestitures	361.5	33.5
Purchases of debt securities—available-for-sale	(26.5)	(58.6)
Proceeds from the sale of debt securities—available-for-sale	20.6	46.0
Proceeds from the disposition of assets	5.7	—
Net cash provided by (used in) investing activities	312.4	(0.5)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	2,137.1	2,135.3
Floor plan repayments—non-trade	(2,405.9)	(2,261.1)
Floor plan repayments—divestitures	(77.8)	(17.4)
Repayments of borrowings	(47.4)	(13.6)
Proceeds from revolving credit facility	475.0	302.7
Repayments of revolving credit facility	(475.0)	(302.7)
Purchases of treasury stock	(147.0)	—
Repurchases of common stock, associated with net share settlements of employee share-based awards	(9.8)	(12.5)
Net cash used in financing activities	(550.7)	(169.3)
Net (decrease) increase in cash and cash equivalents	(15.1)	55.2
CASH AND CASH EQUIVALENTS, beginning of period	40.4	69.4
CASH AND CASH EQUIVALENTS, end of period	$25.3	$124.6

See Note 11 "Supplemental Cash Flow Information" for further details
See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Asbury Automotive Group, Inc. ("we," "us," "our," "Asbury" or the "Company"), a Delaware corporation organized in 2002, is one of the largest automotive retailers in the United States. Our store operations are conducted by our subsidiaries.
As of March 31, 2026, we owned and operated 202 new vehicle franchises (158 dealership locations), representing 34 brands of automobiles, and 37 collision centers in 14 states. For the three months ended March 31, 2026, our new vehicle revenue brand mix consisted of 35% luxury, 40% imports and 26% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services" or "P&S"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The F&I products are provided by Total Care Auto, Powered by Asbury ("TCA"), our F&I product provider, and independent third parties. The Company reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Share Repurchases
Pursuant to the Company’s share repurchase program, share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. Periodically, the Company may retire repurchased shares of common stock previously held by the Company as treasury stock. In accordance with our accounting policy, we allocate any excess share repurchase price over par value between additional paid-in capital, which is limited to amounts initially recorded for the same issue, and retained earnings.
During the three months ended March 31, 2026, the Company repurchased and retired 678,243 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $147.0 million for the three months ended March 31, 2026. There were no share repurchases or retirements during the three months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company repurchased 37,420 and 42,780 shares of our common stock for $9.8 million and $12.5 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
On February 25, 2026, the Company announced that its Board of Directors approved an increase of $424.0 million in the Company's common share repurchase authorization to $500.0 million (the "New Share Repurchase Authorization"). As of March 31, 2026, the Company had $453.0 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without further notice.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 4,574 and 4,388 restricted share units and no performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
Recent Accounting Pronouncements
In November 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements. The ASU is intended to simplify and clarify hedge accounting under ASC 815 and improves the alignment of hedge results with risk-management activities. The standard will be effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. We are evaluating the impact of this new guidance on our consolidated financial statements.
The FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, in September 2025, which is intended to modernize the internal-use software guidance to adapt to the agile (i.e. iterative and flexible) basis predominantly employed to develop software today. The new standard amends the recognition threshold for capitalizing internal-use software costs and clarifies the presentation and disclosure requirements associated with internal-use software. The guidance is effective for interim and annual periods beginning after December 15, 2027 and may be applied prospectively, retrospectively or on a modified prospective basis. We are evaluating the impact of this new guidance on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets. The practical expedient assumes that conditions as of the balance sheet date do not change for the remaining life of the accounts receivable and contract assets when forecasting estimated credit losses. An entity is required to disclose whether it has applied the practical expedient. The guidance is effective for interim and annual periods beginning after December 15, 2025 and should be applied prospectively. We adopted this guidance as of January 1, 2026 and elected the practical expedient as described in ASU 2025-05. The impact of adopting this new guidance on our consolidated financial statements is not material.
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

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the Three Months Ended March 31,
	2026	2025
	(In millions)
Revenue:
New vehicle	$2,100.8	$2,138.1
Used vehicle retail	1,059.6	1,078.9
Used vehicle wholesale	146.8	156.9
New and used vehicle	3,307.2	3,373.9
Sale of vehicle parts and accessories	127.7	125.5
Vehicle repair and maintenance services	499.1	462.1
Parts and services	626.8	587.6
Finance and insurance, net	179.0	187.0
Total revenue	$4,113.0	$4,148.5
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract Assets, January 1, 2026	$22.9	$11.8	$112.8	$147.5
Transferred to receivables from contract assets recognized at the beginning of the period	(22.9)	(2.1)	—	(25.1)
Amortization of costs incurred to obtain a contract with a customer	—	—	(8.6)	(8.6)
Costs incurred to obtain a contract with a customer	—	—	13.1	13.1
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	23.4	1.9	—	25.3
Contract Assets, March 31, 2026	$23.4	$11.5	$117.3	$152.2

Contract Assets (current), March 31, 2026	$23.4	$11.5	$31.7	$66.7
Contract Assets (long-term), March 31, 2026	$—	$—	$85.6	$85.6
Deferred Revenue
The condensed consolidated balance sheet reflects $840.8 million and $828.2 million of deferred revenue as of March 31, 2026 and December 31, 2025, respectively. Approximately $70.6 million of deferred revenue at December 31, 2025 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the three months ended March 31, 2026.

3. ACQUISITIONS AND DIVESTITURES
Herb Chambers Acquisition
On July 21, 2025, we completed the acquisition of The Herb Chambers Companies (collectively, the "Businesses"). The Herb Chambers acquisition continues Asbury's geographic expansion into the northeast region of the United States.
As a result of the Herb Chambers acquisition, we acquired substantially all of the assets including the real property related thereto, for a total preliminary purchase price of approximately $1.76 billion, which includes $292.0 million of new vehicle floor plan financing, $300.0 million of used vehicle financing, $623.3 million of borrowing under a revolving credit facility, and $546.5 million of borrowing under a real estate facility. The Businesses comprise 33 dealerships, 52 franchises and three collision centers. The Businesses will form part of our Dealerships segment.
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
Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on information currently available. The following table summarizes the amounts recorded based on preliminary estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$372.1
Other current assets	56.6
Total current assets	428.7
Property and equipment, net	605.5
Goodwill	341.7
Intangible franchise rights	428.5
Operating lease right-of-use assets	39.8
Total assets acquired	$1,844.2
Liabilities
Operating lease liabilities	$39.8
Other liabilities	42.6
Total liabilities assumed	82.4
Net assets acquired	$1,761.8
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
The Company's condensed consolidated statements of income for the three months ended March 31, 2026 included revenue and net income attributable to the Businesses of $566.1 million and $14.7 million, respectively.
There were no acquisitions during the three months ended March 31, 2026 and 2025.
Divestitures
During the three months ended March 31, 2026, we sold the following franchises:

Manufacturer	Franchises	Locations	States
Mercedes-Benz; Sprinter	4	2	Missouri
Audi	1	1	Missouri
Nissan	1	1	South Carolina
Chrysler Jeep Dodge Ram	3	1	Indiana
Land Rover	2	2	Missouri; South Carolina
Porsche	1	1	South Carolina
BMW	1	1	Missouri
Infiniti	1	1	Missouri
The Company recorded a pre-tax gain totaling $125.8 million which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the three months ended March 31, 2025, we sold the following franchises:

Manufacturer	Franchises	Locations	States
Nissan	1	1	Colorado
Volvo	1	1	South Carolina
The Company recorded a pre-tax gain totaling $4.1 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Vehicle receivables	$66.6	$84.6
Manufacturer receivables	98.6	113.9
Other receivables	89.0	99.5
Total accounts receivable	254.2	298.0
Less—Allowance for credit losses	(3.7)	(3.4)
Accounts receivable, net	$250.6	$294.6

5. INVENTORIES
Inventories consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
New vehicles	$1,582.7	$1,582.6
Used vehicles	382.8	399.9
Parts and accessories	150.9	153.3
Total inventories, net (a)	$2,116.4	$2,135.8
___________________________
(a) Inventories, net as of March 31, 2026 and December 31, 2025, excluded $10.5 million and $96.5 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $8.1 million and $9.0 million, respectively, as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, certain automobile manufacturer incentives reduced new vehicle inventory cost by $15.5 million and $16.2 million, respectively, and reduced new vehicle cost of sales for the three months ended March 31, 2026 and 2025 by $27.3 million and $29.2 million, respectively.
6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with pending dealership disposals and (ii) real estate that we are actively marketing to sell.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Assets:
Inventory	$10.5	$96.5
Loaners, net	0.3	15.4
Property and equipment, net	31.9	117.3
Operating lease right-of-use assets	—	1.8
Goodwill	—	33.3
Franchise rights	2.0	4.5
Total assets held for sale	44.8	268.9
Liabilities:
Current maturities of operating leases	—	0.4
Operating lease liabilities	—	1.5
Total liabilities associated with assets held for sale	—	1.8
Net assets held for sale	$44.8	$267.0
As of March 31, 2026, assets held for sale consisted of one franchise (one dealership location) in addition to one real estate property.
As of December 31, 2025, assets held for sale consisted of 15 franchises (11 dealership locations) in addition to two real estate properties.

7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$2.2	$—	$—	$2.2
U.S. Treasuries	1.8	—	—	1.8
Municipal	4.8	—	—	4.9
Corporate	170.1	1.9	(0.5)	171.6
Mortgage and other asset-backed securities	235.0	2.0	(0.9)	236.2
Total investments	$414.0	$4.0	$(1.3)	$416.6

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$0.5	$—	$—	$0.5
U.S. Treasuries	2.6	—	—	2.6
Municipal	4.9	0.1	—	5.0
Corporate	163.3	3.8	—	167.0
Mortgage and other asset-backed securities	237.1	3.4	(0.3)	240.1
Total investments	$408.4	$7.3	$(0.4)	$415.3
As of March 31, 2026 and December 31, 2025, the Company had $2.9 million and $3.1 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of March 31, 2026
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$2.2	$2.2
Due in 1-5 years	114.3	115.5
Due in 6-10 years	57.5	57.8
Due after 10 years	4.9	4.9
Total by maturity	178.9	180.4
Mortgage and other asset-backed securities	235.0	236.2
Total investment securities	$414.0	$416.6
There were no gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended March 31, 2026.
There were $0.2 million gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended March 31, 2025.

The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2026.

	As of March 31, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$0.8	$—	$0.8	$—
U.S. Treasuries	0.8	—	—	—	0.8	—
Municipal	—	—	1.3	—	1.3	—
Corporate	29.6	(0.4)	5.2	—	34.8	(0.5)
Mortgage and other asset-backed securities	50.5	(0.5)	33.4	(0.4)	83.9	(0.9)
Total debt securities	$80.9	$(0.9)	$40.7	$(0.4)	$121.7	$(1.3)

	As of December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$0.5	$—	$0.5	$—
U.S. Treasuries	—	—	0.8	—	0.8	—
Corporate	4.8	—	—	—	4.8	—
Mortgage and other asset-backed securities	28.8	(0.1)	18.8	(0.2)	47.6	(0.3)
Total debt securities	$33.5	$(0.1)	$20.2	$(0.2)	$53.7	$(0.3)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three months ended March 31, 2026.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Floor plan notes payable—trade	$327.6	$344.0
Floor plan notes payable offset account	(1.0)	(1.0)
Floor plan notes payable—trade, net	$326.6	$343.1

Floor plan notes payable—new non-trade	$1,416.1	$1,509.6
Floor plan notes payable—used non-trade	150.0	325.0
Floor plan notes payable offset account	(228.7)	(150.7)
Floor plan notes payable—non-trade, net	$1,337.4	$1,683.9

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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicle notes payable related to Bank of America as of March 31, 2026 and December 31, 2025 were $57.2 million and $65.0 million, respectively. Loaner vehicle notes payable related to OEMs as of March 31, 2026 and December 31, 2025 were $191.8 million and $190.2 million, respectively.
9. DEBT
Long-term debt consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	26.6	27.2
2025 Real Estate Facility	527.3	537.4
2021 Real Estate Facility	418.9	442.1
2021 BofA Real Estate Facility	149.3	151.2
2018 Wells Fargo Master Loan Facility	45.5	57.2
2023 Syndicated Revolving Credit Facility	120.0	120.0
Finance lease liability	8.3	8.3
Total debt outstanding	3,546.0	3,593.4
Add—unamortized premium on 4.50% Senior Notes due 2028	0.3	0.3
Add—unamortized premium on 4.75% Senior Notes due 2030	0.8	0.8
Less—debt issuance costs	(21.4)	(22.6)
Long-term debt, including current portion	3,525.7	3,572.0
Less—current portion, net of debt issuance costs	(456.2)	(479.2)
Long-term debt	$3,069.5	$3,092.8
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
A summary of the carrying values and fair values of our subordinated long-term debt notes and our mortgage notes payable bearing interest at fixed rates is as follows:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$404.0	$403.9
4.625% Senior Notes due 2029	793.8	793.4
4.75% Senior Notes due 2030	443.3	443.2
5.00% Senior Notes due 2032	594.1	593.9
Mortgage notes payable bearing interest at fixed rates	26.6	27.2
Total carrying value	$2,261.9	$2,261.6

Fair Value:
4.50% Senior Notes due 2028	$397.9	$399.9
4.625% Senior Notes due 2029	770.0	778.0
4.75% Senior Notes due 2030	425.0	433.9
5.00% Senior Notes due 2032	567.0	579.0
Mortgage notes payable bearing interest at fixed rates	27.3	27.7
Total fair value	$2,187.1	$2,218.5

Interest Rate Swap Agreements
We currently have five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the SOFR rate.
The following table provides information on the attributes of each swap as of March 31, 2026:

Inception Date	Notional Principal at Inception	Notional Value as of March 31, 2026	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$240.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$149.3	$110.6	May 2031
July 2020	$93.5	$64.5	$50.6	December 2028
February 2026	$250.0	$248.9	$194.3	July 2030
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 inputs. The fair value of our swaps as of March 31, 2026 and December 31, 2025 reflect a net asset of $48.7 million and $47.0 million, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Other current assets	$14.0	$13.2
Other long-term assets	34.7	33.8
Total fair value	$48.7	$47.0
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

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2026	$3.2	Other interest expense, net	$(1.5)
2025	$(7.5)	Other interest expense, net	$(6.2)
 On the basis of yield curve conditions as of March 31, 2026 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of approximately $14.0 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$3.0	$—	$—	$3.0
Short-term investments	0.8	1.3	—	2.2
U.S. Treasuries	1.8	—	—	1.8
Municipal	—	4.9	—	4.9
Corporate	0.3	171.3	—	171.6
Mortgage and other asset-backed securities	—	236.2	—	236.2
Total	$2.9	$413.7	$—	$416.6

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.7	$—	$—	$6.7
Short-term investments	0.5	—	—	0.5
U.S. Treasuries	2.6	—	—	2.6
Municipal	—	5.0	—	5.0
Corporate	0.3	166.7	—	167.0
Mortgage and other asset-backed securities	—	240.1	—	240.1
Total	$3.5	$411.8	$—	$415.3
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
Information about the effects of our available-for-sale debt securities in the accompanying condensed consolidated statements of income and condensed consolidated statements of comprehensive income, is as follows (in millions):

For the Three Months Ended March 31,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2026	$(4.4)	Revenue-Finance and insurance, net	$0.2
2025	$4.0	Revenue-Finance and insurance, net	$0.1
11. SUPPLEMENTAL CASH FLOW INFORMATION
During the three months ended March 31, 2026 and 2025, we made interest payments, including amounts capitalized, totaling $65.2 million and $69.2 million, respectively.
During the three months ended March 31, 2026 and 2025, we transferred $151.0 million and $118.9 million, respectively, of loaner vehicles from other current assets to inventory in our condensed consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying condensed consolidated statements of cash flows.

12. SEGMENT INFORMATION
As of March 31, 2026, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic region-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment.
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

Reportable segment financial information for the three months ended March 31, 2026 and 2025, are as follows:

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Dealerships	TCA	Total	Dealerships	TCA	Total
	(In millions)			(In millions)
Revenue from external customers	$4,031.8	$81.2	$4,113.0	$4,064.4	$84.1	$4,148.5
Intersegment revenue
F&I	56.0	—	56.0	53.1	—	53.1
Parts and service	8.1	—	8.1	9.3	—	9.3
Total intersegment revenue	64.2	—	64.2	62.4	—	62.4
	$4,095.9	$81.2	$4,177.2	$4,126.8	$84.1	$4,210.9
Reconciliation of revenue
Elimination of intersegment revenue			(64.2)			(62.4)
Total consolidated revenue			$4,113.0			$4,148.5

Less:
Cost of sales
New vehicle	1,972.3	—		1,995.0	—
Used vehicle	1,140.0	—		1,171.3	—
Parts and service	269.8	—		254.2	—
Finance and insurance	—	58.1		—	61.0
Selling, general and administrative expenses
Personnel costs	318.2	—		309.1	—
Rent and related expenses	42.5	—		21.2	—
Advertising	18.0	—		15.2	—
Other selling, general and administrative expense	133.3	—		112.5	—
Other segment items	—	1.9		—	1.9
Depreciation and amortization	22.6	—		19.2	0.1
Floor plan interest expense	21.0	—		20.7	—
Segment operating income	$158.2	$21.2	$179.4	$208.5	$21.1	$229.6

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(64.2)			(62.4)
Total intersegment cost of sales eliminations			54.1			57.2
Deferral of SG&A expense (related to capitalized contract costs offset by amortization)			3.5			3.5
Total intersegment eliminations			(6.6)			(1.6)
Asset impairments			—			(14.3)
Other interest expense, net			(48.0)			(42.3)
Gain on dealership divestitures, net			125.8			4.1
Income before income taxes			$250.6			$175.4

Total assets by segment as of March 31, 2026 and December 31, 2025 are as follows:

	As of March 31, 2026
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$10,055.9	$1,040.9	$11,096.8	$206.0	$11,302.8

	As of December 31, 2025
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$10,389.5	$1,024.3	$11,413.8	$204.4	$11,618.2
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
We had $25.1 million of letters of credit outstanding as of March 31, 2026, which are required by certain of our insurance providers. In addition, as of March 31, 2026, we maintained a $25.2 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
•our ability to successfully operate, including our ability to maintain, and obtain future necessary regulatory approvals, for Total Care Auto, Powered by Asbury ("TCA"), our finance and insurance ("F&I") product provider;
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
•macroeconomic and geopolitical conditions, including global trade relations, changes to consumer and business confidence, international tensions, hostilities and instability, including the present dispute between the United States and Iran, a slowdown in U.S. or global economic growth, higher rates of unemployment, changes in interest rates, inflation, and market volatility;
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
•business interruptions at a dealership location or substantial property loss due to actual or threatened adverse weather conditions or natural disasters, such as hurricanes, earthquakes, tornadoes, floods, hailstorms, fires or other extraordinary events;
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
OVERVIEW
We are one of the largest automotive retailers in the United States. As of March 31, 2026, through our Dealerships segment, we owned and operated 202 new vehicle franchises (158 dealership locations), representing 34 brands of automobiles, within 14 states. We also operated 37 collision centers, and Total Care Auto, Powered by Asbury ("TCA"), our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts and collision repair service; and finance and insurance products. The finance and insurance products are provided by both TCA and independent third parties. The F&I products offered by TCA are sold through affiliated dealerships. For the three months ended March 31, 2026, our new vehicle revenue brand mix consisted of 40% imports, 35% luxury, and 26% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.

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
Tariffs and trade risks
A significant portion of our business involves the sale of vehicles, parts, or vehicles composed of, or maintenance and repair services including, parts that are manufactured outside the U.S. Changes or increases in tariffs, trade restrictions, fluctuations in foreign currency exchange rates, the negotiation of new trade agreements, non-tariff trade barriers, local content requirements, uncertainty surrounding global trade policies, and the imposition of new or retaliatory tariffs against certain countries or covering certain products, including vehicles and parts, may affect our competitive position and impair our ability to sell and service vehicles and parts, and may have a material adverse effect on our results of operations.

In late January 2025, the U.S. government commenced a broad review of U.S. trade relations, following which it began issuing numerous executive orders and other public policy statements imposing or threatening to impose tariffs on certain countries, materials, and industries, including the automotive industry. Such tariffs include a 25% tariff on imports of automobiles and certain automobile parts, with different rates for some countries as a result of respective trade deals. In response, certain impacted countries have imposed or threatened various corresponding retaliatory tariffs and other actions. These tariffs and tariff investigations were implemented under several legal frameworks, including Section 232 of the Trade Expansion Act of 1962, Section 301 of the Trade Act of 1974, and the International Emergency Economic Powers Act ("IEEPA"). In February 2026, the U.S. Supreme Court held that IEEPA does not authorize the President of the United States to impose tariffs, and the U.S. government has begun to process refunds of importers’ IEEPA-based tariff payments. However, the Supreme Court’s decision did not invalidate non-IEEPA-based tariff programs or authorities, and the U.S. government has announced its intention to pursue additional tariffs and has initiated tariff measures under Section 232 and Section 301, as well as under a balance-of-payments tariff provision in Section 122 of the Trade Act of 1974. The federal government may impose further tariffs under these or other statutory regimes or legal theories, and the application and enforcement of other tariffs may prove inconsistent over time. Uncertainty regarding the timing and completeness of IEEPA tariff refunds and future trade policy actions could affect the Company's cost structure and supply chain planning, as well as the automotive industry generally, including manufacturers, distributors and retailers of vehicles, parts and supplies. We are unable to predict the ultimate outcome or effectiveness of any current or future tariff policies. Should the federal government impose further tariffs under other statutory regimes or legal theories, and such tariffs increase and be sustained, our inventory acquisition and carrying costs, and the production costs for many of our manufacturer, distributor and supplier partners, may be increased, which costs may be passed on to us and consumers through higher prices for many new vehicles and certain parts we sell. These increased prices may adversely affect our new vehicle sales and related finance and insurance sales and may adversely impact demand for such vehicles and parts, and could materially and adversely affect the results of our operations.

CONSOLIDATED RESULTS OF OPERATIONS
The Company's operating results for the three months ended March 31, 2026 include the results of the Herb Chambers Businesses acquired in the third quarter of 2025. Accordingly, the three months ended March 31, 2026, includes increases in revenue and gross profit related to the Herb Chambers Businesses, which have been offset by declines in revenues and gross profits due to several dealership divestitures in the second through fourth quarters of 2025 and February 2026.
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
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,100.8	$2,138.1	$(37.3)	(2)%
Used vehicle	1,206.3	1,235.8	(29.5)	(2)%
Parts and service	626.8	587.6	39.2	7%
Finance and insurance, net	179.0	187.0	(7.9)	(4)%
TOTAL REVENUE	4,113.0	4,148.5	(35.5)	(1)%
GROSS PROFIT:
New vehicle	128.5	143.1	(14.6)	(10)%
Used vehicle	66.3	64.5	1.8	3%
Parts and service	365.1	342.7	22.5	7%
Finance and insurance	166.9	173.9	(7.0)	(4)%
TOTAL GROSS PROFIT	726.9	724.2	2.7	NM
OPERATING EXPENSES:
Selling, general and administrative	510.4	456.4	54.0	12%
Depreciation and amortization	22.6	19.2	3.4	18%
Asset impairments	—	14.3	(14.3)	NM
INCOME FROM OPERATIONS	193.9	234.3	(40.4)	(17)%
OTHER (INCOME) EXPENSES:
Floor plan interest expense	21.0	20.7	0.4	2%
Other interest expense, net	48.0	42.3	5.7	14%
Gain on dealership divestitures, net	(125.8)	(4.1)	(121.6)	NM
Total other (income) expenses, net	(56.7)	58.9	(115.6)	NM
INCOME BEFORE INCOME TAXES	250.6	175.4	75.2	43%
Income tax expense	62.8	43.3	19.4	45%
NET INCOME	$187.8	$132.1	$55.7	42%
Net income per common share—Diluted	$9.87	$6.71	$3.16	47%
______________________________
NM—Not Meaningful

	For the Three Months Ended March 31,
	2026	2025
REVENUE MIX PERCENTAGES:
New vehicle	51.1%	51.5%
Used vehicle retail	25.8%	26.0%
Used vehicle wholesale	3.6%	3.8%
Parts and service	15.2%	14.2%
Finance and insurance, net	4.4%	4.5%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	17.7%	19.8%
Used vehicle retail	8.4%	7.8%
Used vehicle wholesale	0.7%	1.2%
Parts and service	50.2%	47.3%
Finance and insurance	23.0%	24.0%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.7%	17.5%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	70.2%	63.0%
Total revenue for the three months ended March 31, 2026 decreased by $35.5 million (1%) compared to the three months ended March 31, 2025, due to a $37.3 million (2%) decrease in new vehicle revenue, a $29.5 million (2%) decrease in used vehicle revenue, and a $7.9 million (4%) decrease in F&I, net revenue, offset by a $39.2 million (7%) increase in parts and service revenue. During the three months ended March 31, 2026, gross profit increased by $2.7 million driven by a $22.5 million (7%) increase in parts and service gross profit and a $1.8 million (3%) increase in used vehicle gross profit, offset by a $14.6 million (10%) decrease in new vehicle gross profit and a $7.0 million (4%) decrease in F&I gross profit.
Income from operations during the three months ended March 31, 2026 decreased by $40.4 million (17%) compared to the three months ended March 31, 2025, primarily due to a $54.0 million (12%) increase in selling, general and administrative expenses and a $3.4 million (18%) increase in depreciation and amortization expense, partially offset by a $14.3 million decrease in asset impairment expense and a $2.7 million increase in gross profit.
Total other income, net increased by $115.6 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily as a result of a $121.6 million increase in gain on dealership divestitures, net, offset by a $5.7 million (14%) increase in other interest expense, net and a $0.4 million (2%) increase in floor plan interest expense. Income before income taxes increased $75.2 million (43%) to $250.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Overall, net income increased by $55.7 million (42%) during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

New Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$724.8	$638.1	$86.7	14%
Import	839.8	868.0	(28.2)	(3)%
Domestic	536.2	632.0	(95.8)	(15)%
Total new vehicle revenue	$2,100.8	$2,138.1	$(37.3)	(2)%
Gross profit:
Luxury	$64.0	$59.7	$4.4	7%
Import	41.9	52.3	(10.4)	(20)%
Domestic	22.6	31.1	(8.5)	(27)%
Total new vehicle gross profit	$128.5	$143.1	$(14.6)	(10)%
New vehicle units:
Luxury	9,449	8,694	755	9%
Import	20,604	21,697	(1,093)	(5)%
Domestic	9,229	11,105	(1,876)	(17)%
Total new vehicle units	39,282	41,496	(2,214)	(5)%

Same Store:
Revenue:
Luxury	$521.5	$554.1	$(32.6)	(6)%
Import	765.4	824.4	(59.0)	(7)%
Domestic	493.7	588.8	(95.1)	(16)%
Total new vehicle revenue	$1,780.6	$1,967.3	$(186.7)	(9)%
Gross profit:
Luxury	$47.7	$52.6	$(4.8)	(9)%
Import	36.9	50.0	(13.1)	(26)%
Domestic	20.1	29.2	(9.0)	(31)%
Total new vehicle gross profit	$104.8	$131.7	$(26.9)	(20)%
New vehicle units:
Luxury	6,990	7,598	(608)	(8)%
Import	18,751	20,662	(1,911)	(9)%
Domestic	8,511	10,336	(1,825)	(18)%
Total new vehicle units	34,252	38,596	(4,344)	(11)%

New Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2026	2025
As Reported:
Revenue per new vehicle sold	$53,480	$51,525	$1,955	4%
Gross profit per new vehicle sold	$3,271	$3,448	$(177)	(5)%
New vehicle gross margin	6.1%	6.7%	(0.6)%

Luxury:
Gross profit per new vehicle sold	$6,778	$6,864	$(86)	(1)%
New vehicle gross margin	8.8%	9.4%	(0.5)%
Import:
Gross profit per new vehicle sold	$2,034	$2,412	$(378)	(16)%
New vehicle gross margin	5.0%	6.0%	(1.0)%
Domestic:
Gross profit per new vehicle sold	$2,444	$2,798	$(354)	(13)%
New vehicle gross margin	4.2%	4.9%	(0.7)%

Same Store:
Revenue per new vehicle sold	$51,985	$50,971	$1,014	2%
Gross profit per new vehicle sold	$3,061	$3,413	$(353)	(10)%
New vehicle gross margin	5.9%	6.7%	(0.8)%

Luxury:
Gross profit per new vehicle sold	$6,830	$6,916	$(86)	(1)%
New vehicle gross margin	9.2%	9.5%	(0.3)%
Import:
Gross profit per new vehicle sold	$1,970	$2,420	$(450)	(19)%
New vehicle gross margin	4.8%	6.1%	(1.2)%
Domestic:
Gross profit per new vehicle sold	$2,367	$2,823	$(456)	(16)%
New vehicle gross margin	4.1%	5.0%	(0.9)%
For the three months ended March 31, 2026, new vehicle revenue decreased by $37.3 million (2%) due to a decrease in new vehicle units sold of 2,214 (5%), partially offset by a $1,955 (4%) increase in revenue per new vehicle sold as compared to the three months ended March 31, 2025. Same store new vehicle revenue decreased by $186.7 million (9%), driven by a decrease in new vehicles sold of 4,344 (11%), partially offset by a $1,014 (2%) increase in revenue per new vehicle sold as compared to the three months ended March 31, 2025.
For the three months ended March 31, 2026 new vehicle gross profit and same store new vehicle gross profit decreased by $14.6 million (10%) and $26.9 million (20%), respectively. Same store new vehicle gross margin for the three months ended March 31, 2026 decreased 81 basis points to 5.9%. A 57 basis point decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the continued easing of new vehicle inventory constraints which softened the historically high new vehicle margins seen in recent years, combined with affordability constraints which have also served to compress margins.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended March 31, 2026 was approximately 15.6 million which decreased as compared to approximately 16.5 million during the three months ended March 31, 2025. The decrease in SAAR period over period was due to higher consumer demand for new vehicles driven by automobile tariff uncertainty in the first quarter of 2025 that did not recur in the first quarter of 2026. In addition, severe weather events in January and February 2026 led to a decrease in new unit sales during the three months ended March 31, 2026 as compared to the same period in the prior year. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.
Used Vehicle—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,059.6	$1,078.9	$(19.3)	(2)%
Used vehicle wholesale revenue	146.8	156.9	(10.1)	(6)%
Used vehicle revenue	$1,206.3	$1,235.8	$(29.5)	(2)%
Gross profit:
Used vehicle retail gross profit	$61.3	$56.2	$5.2	9%
Used vehicle wholesale gross profit	5.0	8.4	(3.4)	(40)%
Used vehicle gross profit	$66.3	$64.5	$1.8	3%
Used vehicle retail units:
Used vehicle retail units	33,202	35,415	(2,213)	(6)%

Same Store:
Revenue:
Used vehicle retail revenue	$881.3	$985.7	$(104.5)	(11)%
Used vehicle wholesale revenue	121.2	149.5	(28.3)	(19)%
Used vehicle revenue	$1,002.4	$1,135.2	$(132.8)	(12)%
Gross profit:
Used vehicle retail gross profit	$52.2	$52.7	$(0.5)	(1)%
Used vehicle wholesale gross profit	4.4	8.4	(4.0)	(47)%
Used vehicle gross profit	$56.7	$61.1	$(4.5)	(7)%
Used vehicle retail units:
Used vehicle retail units	28,583	32,421	(3,838)	(12)%
Used Vehicle Metrics—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2026	2025
As Reported:
Revenue per used vehicle retailed	$31,913	$30,465	$1,448	5%
Gross profit per used vehicle retailed	$1,847	$1,587	$261	16%
Used vehicle retail gross margin	5.8%	5.2%	0.6%

Same Store:
Revenue per used vehicle retailed	$30,831	$30,403	$428	1%
Gross profit per used vehicle retailed	$1,828	$1,627	$201	12%
Used vehicle retail gross margin	5.9%	5.4%	0.6%
For the three months ended March 31, 2026, used vehicle revenue decreased by $29.5 million (2%) compared to the same period of the prior year, due to a $19.3 million (2%) decrease in used vehicle retail revenue and a $10.1 million (6%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $132.8 million (12%), due to a $104.5 million (11%) decrease in used vehicle retail revenue and a $28.3 million (19%) decrease in used vehicle wholesale revenue. Total used vehicle retail unit sales decreased by 6% on an all store basis and by 12% on a same store basis during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. While revenue per used vehicle retailed increased on both an all store and same store basis by 5% and 1%, respectively, the decrease in unit volumes on both an all store and same store basis negatively impacted used vehicle revenue for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Used vehicle revenue per vehicle sold increased due to the continued tight inventory levels heightened by consumers moving to the used vehicle market due to higher new vehicle prices. Used vehicle unit volumes were negatively impacted by severe weather in January and February, lower new vehicle unit sales which reduced trade-ins, our primary source of used vehicle inventory, and the continued lack of inventory availability, especially in vehicles with lower mileage.
For the three months ended March 31, 2026, both the total company and same store used vehicle retail gross profit margin increased by 58 basis points, respectively, as compared to the three months ended March 31, 2025. The used vehicle retail gross margin increased from 5.2% to 5.8% on an all store basis and increased from 5.4% to 5.9% on a same store basis. We attribute the increases in used vehicle retail gross profit margins to strong execution around sourcing and disciplined focus on profitability over units sold. Additionally, the increase in used vehicle gross margins on a total company basis was driven by the addition of the Herb Chambers Dealerships in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Used vehicle retail gross profit increased $5.2 million (9%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 and decreased $0.5 million (1%) on a same store basis for the same period. On a total company and same store basis, our gross profit per used vehicle retailed increased by $261 (16%) and $201 (12%), respectively, when compared to the prior year period. This was primarily driven by increases in used vehicle market prices due to the tight used vehicle inventory market.

Parts and Service—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions)
As Reported:
Parts and service revenue	$626.8	$587.6	$39.2	7%
Parts and service gross profit:
Customer pay	$193.9	$178.5	$15.4	9%
Warranty	62.7	52.1	10.6	20%
Collision	30.1	32.1	(2.0)	(6)%
Wholesale parts	19.2	18.8	0.4	2%
Parts and service gross profit, excluding reconditioning and preparation	$306.0	$281.5	$24.4	9%
Parts and service gross margin, excluding reconditioning and preparation	48.8%	47.9%	0.9%
Reconditioning and preparation *	$59.2	$61.2	$(2.0)	(3)%
Total parts and service gross profit	$365.1	$342.7	$22.5	7%
Total parts and service gross margin	58.3%	58.3%	NM

Same Store:
Parts and service revenue	$533.6	$531.4	$2.3	NM
Parts and service gross profit:
Customer pay	$163.0	$161.7	$1.3	1%
Warranty	49.4	48.0	1.5	3%
Collision	27.2	30.3	(3.1)	(10)%
Wholesale parts	17.2	16.8	0.5	3%
Parts and service gross profit, excluding reconditioning and preparation	$256.8	$256.6	$0.1	NM
Parts and service gross margin, excluding reconditioning and preparation	48.1%	48.3%	(0.2)%
Reconditioning and preparation *	$52.5	$56.4	$(3.9)	(7)%
Total parts and service gross profit	$309.3	$313.0	$(3.8)	(1)%
Total parts and service gross margin	58.0%	58.9%	(1.0)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $39.2 million (7%) increase in parts and service revenue was primarily due to a $25.1 million (8%) increase in customer pay revenue, a $15.2 million (16%) increase in warranty revenue, and a $2.0 million (2%) increase in wholesale parts revenue, partially offset by a $3.1 million (5%) decrease in collision revenue. Same store parts and service revenue increased by $2.3 million to $533.6 million during the three months ended March 31, 2026 from $531.4 million during the three months ended March 31, 2025. The increase in same store parts and service revenue was due to a $3.8 million (1%) increase in customer pay revenue, a $3.3 million (3%) increase in wholesale parts revenue, and a $1.3 million (2%) increase in warranty revenue, partially offset by a $6.1 million (10%) decrease in collision revenue. The average age of vehicles in 2026 is historically high at 12.8 years. Consumers are retaining vehicles for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the three months ended March 31, 2026, total parts and service gross profit increased by $22.5 million (7%) to $365.1 million and same store total parts and service gross profit decreased by $3.8 million (1%) to $309.3 million when compared to the same period of the prior year. The all store increase is primarily due to the Herb Chambers acquisition, offset by store divestitures, while the same store decrease is primarily due to a decrease in internal work and the collision business profitability offset by increased customer pay and warranty volume, which is in line with the increasing trend of aged vehicles.

Finance and Insurance, net—

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$179.0	$187.0	$(7.9)	(4)%
Finance and insurance, net gross profit	$166.9	$173.9	$(7.0)	(4)%
Finance and insurance, net per vehicle sold	$2,302	$2,261	$41	2%

Same Store:
Finance and insurance, net revenue	$157.1	$176.4	$(19.4)	(11)%
Finance and insurance, net gross profit	$144.9	$163.4	$(18.4)	(11)%
Finance and insurance, net per vehicle sold	$2,307	$2,300	$6	NM
F&I revenue, net decreased by $7.9 million (4%) during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, as a result of a 6% decrease in total retail units sold, partially offset by a $41 (2%) increase in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $19.4 million (11%) during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, primarily due to a 12% decrease in total retail units sold. F&I revenue, net was negatively impacted by the deferral of commission revenue on the sale of TCA products, which we continue to roll out to all of our stores, as compared to the immediate revenue recognition on the sale of third party F&I products. In addition, customers continue to look for ways to manage lower monthly payments in a high interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Three Months Ended March 31,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions)
Finance and insurance, revenue	$25.2	$31.0	$(5.8)	(19)%
Finance and insurance, cost of sales	$12.1	$13.1	$(0.9)	(7)%
Finance and insurance, gross profit	$13.1	$18.0	$(4.9)	(27)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended March 31, 2026, TCA generated $25.2 million revenue, after dealership eliminations, consisting primarily of earned premiums and $5.5 million investment income from the investment portfolio. F&I revenue decreased by $5.8 million (19%) for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to the continued roll-out of TCA products across Asbury dealerships resulting in the deferral of F&I revenue over the TCA contract term as opposed to the immediate recognition of revenue associated with third-party F&I product sales.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the three months ended March 31, 2026, TCA recorded $12.1 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
We expect to complete the rollout to all of our dealerships in 2026 by offering TCA products on our Herb Chambers platform; however, no assurance can be given that the rollout will be completed with the timeframe contemplated.

Selling, General, and Administrative Expense—

	For the Three Months Ended March 31,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2026	% of Gross Profit	2025	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$315.9	43.5%	$306.6	42.3%	$9.3	1.1%
Rent and related expenses	42.6	5.9%	21.2	2.9%	21.3	2.9%
Advertising	18.0	2.5%	15.2	2.1%	2.8	0.4%
Other	133.9	18.4%	113.3	15.6%	20.6	2.8%
Selling, general, and administrative expense	$510.4	70.2%	$456.4	63.0%	$54.0	7.2%
Gross profit	$726.9		$724.2

Same Store:
Personnel costs	$266.0	43.2%	$282.1	42.1%	$(16.1)	1.1%
Rent and related expenses	33.3	5.4%	18.6	2.8%	14.8	2.6%
Advertising	13.9	2.3%	12.9	1.9%	1.0	0.3%
Other	109.9	17.8%	103.8	15.5%	6.1	2.3%
Selling, general, and administrative expense	$423.0	68.7%	$417.4	62.4%	$5.7	6.3%
Gross profit	$615.7		$669.3

SG&A expense as a percentage of gross profit increased 720 basis points from 63.0% for the three months ended March 31, 2025 to 70.2% for the three months ended March 31, 2026, while same store SG&A expense as a percentage of gross profit increased 635 basis points from 62.4% to 68.7% over the same period. The increase in SG&A expense as a percentage of gross profit on a total company basis during the three months ended March 31, 2026 is primarily due to the relatively flat gross profit for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 and an increase in SG&A expense driven by the Herb Chambers Businesses and offset by store divestitures in 2025 and the first quarter of 2026. The increase in SG&A expense as a percentage of gross profit on a same store basis for the three months ended March 31, 2026 is the result of higher SG&A expense and lower gross profit for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. On a same store basis, personnel costs decreased by $16.1 million (1.1%) for the three months ended March 31, 2026 as compared to the same period in the prior year due to a reduction in commissions payable on lower gross profits earned during the relevant periods. In addition, rent and related expense increased on a same store basis by $14.8 million (2.6%) primarily due to a $10.0 million cyber insurance recovery received in 2025. Lastly, other expense increased on a same store basis by $6.1 million (2.3%) due to $6.1 million of Tekion implementation costs.
Floor Plan Interest Expense—
Floor plan interest expense increased by $0.4 million (2%) to $21.0 million during the three months ended March 31, 2026 as compared to $20.7 million for the three months ended March 31, 2025, as a result of higher non-manufacturer floor plan balances in 2026 due to the Herb Chambers acquisition, partially offset by lower non-manufacturer floor plan balances due to store divestitures in 2025 and February 2026.
Other Interest Expense—
Other interest expense increased $5.7 million (14%) from $42.3 million during the three months ended March 31, 2025 to $48.0 million during the three months ended March 31, 2026. This increase was primarily due to a $1.8 million increase in our mortgage facilities interest expense and $2.1 million of credit facility interest expense as a result of borrowings incurred in connection with the Herb Chambers acquisition.
Gain on Dealership Divestitures, Net—
During the three months ended March 31, 2026, we sold 14 franchises (10 dealership locations) for an aggregate purchase price of approximately $361.5 million. The Company recorded a pre-tax gain totaling $125.8 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.

During the three months ended March 31, 2025, we sold two franchises (two dealership locations) for an aggregate purchase price of approximately $33.5 million. The Company recorded a pre-tax gain totaling $4.1 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
Income Tax Expense—
The $19.4 million increase in income tax expense was primarily the result of a $75.2 million increase in income before income taxes. Our effective tax rate for the three months ended March 31, 2026 was 25.0% compared to 24.7% in the prior year comparative period, which differed from the U.S. statutory rate primarily due to the unfavorable effects of the shortfall component of equity compensation as well as the favorable effects of amended state income tax returns, which are discrete items, and unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2026 at approximately 25%. This estimated effective tax rate includes the effects of the tax benefits related to the purchase of transferable tax credits.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2026, we had total available liquidity of $1.15 billion, which consisted of cash and cash equivalents of $6.4 million (excluding $18.9 million held by TCA), available funds in our floor plan offset accounts of $229.7 million, $779.9 million of availability under our revolving credit facility and $136.7 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of March 31, 2026, these financial covenants did not further limit our availability under our other credit facilities.
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
Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of March 31, 2026.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
On February 25, 2026, the Company announced that its Board of Directors approved an increase of $424.0 million in the Company's common share repurchase authorization to $500.0 million (the "New Share Repurchase Authorization"). As of March 31, 2026, the Company had $453.0 million remaining on its share repurchase authorization. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases, will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During the three months ended March 31, 2026, the Company repurchased and retired 678,243 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $147.0 million for the three months ended March 31, 2026. There were no share repurchases during the three months ended March 31, 2025.
During the three months ended March 31, 2026 and 2025, the Company repurchased 37,420 and 42,780 shares of our common stock for $9.8 million and $12.5 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.

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

	For the Three Months Ended March 31,
	2026	2025
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$223.2	$225.0
Change in Floor Plan Notes Payable—Non-Trade, net	(93.8)	(25.1)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisitions and divestitures	53.8	(54.5)
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisitions and divestitures	(16.7)	42.0
Adjusted cash flow provided by operating activities	$166.5	$187.4

Operating Activities—
Net cash provided by operating activities totaled $223.2 million and $225.0 million, for the three months ended March 31, 2026 and 2025, respectively. Adjusted cash flow provided by operating activities totaled $166.5 million and $187.4 million for the three months ended March 31, 2026 and 2025, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable - non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable - trade.
The $20.9 million decrease in adjusted cash flow provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily the result of the following:
•decrease of $67.1 million in net income and non-cash adjustments to net income; and
•decrease of $30.8 million related to accounts payable and accrued liabilities; and
•decrease of $12.4 million in other current assets, net.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•$74.1 million increase related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2026 as compared to 2025;
•increase of $12.0 million in inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures; and
•$4.1 million increase related to other long term assets and liabilities, net.
Investing Activities—
Net cash provided by investing activities totaled $312.4 million for the three months ended March 31, 2026 compared to net cash used in investing activities of $0.5 million for the three months ended March 31, 2025.
Capital expenditures, excluding the purchase of real estate, were $46.4 million and $21.4 million for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, we acquired real estate properties for $2.5 million and did not purchase previously leased real estate properties. We did not acquire real estate properties during the three months ended March 31, 2025.
During the three months ended March 31, 2026, we sold 14 franchises (10 dealership locations) for an aggregate purchase price of $361.5 million. The Company recorded a pre-tax gain totaling $125.8 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the three months ended March 31, 2025, we sold two franchises (two dealership locations) for an aggregate purchase price of $33.5 million. The company recorded a pre-tax gain totaling $4.1 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
We purchased $26.5 million and $58.6 million of debt securities during the three months ended March 31, 2026 and 2025, respectively.
We received proceeds of $20.6 million and $46.0 million from the sale of debt securities during the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, we received cash proceeds of $5.7 million from the sale of real estate. During the three months ended March 31, 2025, we did not sell any real estate.
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

Financing Activities—
Net cash used in financing activities totaled $550.7 million for the three months ended March 31, 2026 compared to net cash used in financing activities of $169.3 million for the three months ended March 31, 2025.
During the three months ended March 31, 2026 and 2025, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $2.14 billion and $2.14 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $2.41 billion and $2.26 billion, respectively.
During the three months ended March 31, 2026 and 2025, we had non-trade floor plan repayments associated with dealership divestitures of $77.8 million and $17.4 million, respectively.
Repayments of borrowings totaled $47.4 million and $13.6 million for the three months ended March 31, 2026 and 2025, respectively.
There were $475.0 million borrowings and $475.0 million repayments under our revolving credit facility during the three months ended March 31, 2026. During the three months ended March 31, 2025, there were $302.7 million borrowings and $302.7 million repayments under our revolving credit facility.
During the three months ended March 31, 2026, we repurchased 678,243 shares of our common stock under our share repurchase program for a total of $147.0 million and repurchased 37,420 shares of our common stock for $9.8 million from employees in connection with a net share settlement feature of employee equity-based awards. During the three months ended March 31, 2025, we repurchased 42,780 shares of our common stock for $12.5 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" of the Company's condensed consolidated financial statements.
Guarantor Financial Information
As of March 31, 2026, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries"). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
	As of
	March 31, 2026	December 31, 2025
	(In millions)
Current assets	$2,786.5	$3,150.3
Current assets - affiliates	$0.4	$0.5
Non-current assets	$7,700.1	$7,614.8

Current liabilities	$2,700.6	$2,995.7
Current liabilities - affiliates	$20.8	$21.9
Non-current liabilities	$3,593.5	$3,623.0

Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries

For the Three Months Ended March 31,
2026
(In millions)
Net sales	$4,031.8
Gross profit	$706.4
Income from operations	$179.2
Net income	$178.0
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1.97 billion of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of March 31, 2026, a 100 basis point change in interest rates would result in a change of $19.7 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the three months ended March 31, 2026 and 2025 by $24.6 million and $25.6 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of March 31, 2026 we had five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. The following table provides information on the attributes of each swap as of March 31, 2026:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$240.0	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$149.3	$110.6	May 2031
July 2020	$93.5	$64.5	$50.6	December 2028
February 2026	$250.0	$248.9	$194.3	July 2030
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, as part of our integration activities following the acquisition of The Herb Chambers Dealerships ("Chambers") in July 2025, we began to implement changes related to Chambers' business process controls, IT general controls and IT infrastructure to more closely align with the standards of the Company's controls environment. In accordance with our integration efforts, we plan to incorporate Chambers’ operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
During the three months ended March 31, 2026, we converted 36 stores from CDK, our existing DMS provider, to Tekion, a cloud-based DMS. We are implementing new or modified procedures and controls where appropriate and will continue to evaluate the design and operating effectiveness of internal control over financial reporting in subsequent periods.
There were no other material changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2025. For more information, see Note 13 "Commitments and Contingencies" within the accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.
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

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2026 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
01/01/2026 - 01/31/2026	88	$248.50	—	$175.9
02/01/2026 - 02/28/2026	473,480	$226.65	440,972	$500.0
03/01/2026 - 03/31/2026	242,417	$198.49	237,271	$453.0
Total	715,985		678,243
On February 25, 2026, the Company announced that its Board of Directors approved an increase of $424.0 million in the Company's common share repurchase authorization to $500.0 million (the "New Share Repurchase Authorization"), for the repurchase of our common stock in open market transactions or privately negotiated transactions or in other manners as permitted by federal securities laws and other legal and contractual requirements.
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
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026.

Item 6. Exhibits

Exhibit Number	Description of Documents
3.1	By-Laws of Asbury Automotive Group, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026)
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	May 1, 2026	By:	/s/ David W. Hult
		Name:	David W. Hult
		Title:	Chief Executive Officer and President

Date:	May 1, 2026	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer