Form 10-Q
period 2026-09-30
ASBURY AUTOMOTIVE GROUP INC
filed 2026-10-30
CIK 1144980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of common stock outstanding as of October 28, 2026 was 17,954,574.

ASBURY AUTOMOTIVE GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84.5	$40.4
Short-term investments	4.3	0.5
Contracts-in-transit, net	159.7	239.2
Accounts receivable, net	251.6	294.6
Inventories, net	2,005.3	2,135.8
Assets held for sale	38.6	268.9
Other current assets	425.1	400.9
Total current assets	2,968.9	3,380.2
INVESTMENTS	409.1	414.7
PROPERTY AND EQUIPMENT, net	3,236.0	3,070.4
OPERATING LEASE RIGHT-OF-USE ASSETS	220.5	240.6
GOODWILL	2,267.6	2,281.3
INTANGIBLE FRANCHISE RIGHTS	2,090.4	2,097.6
OTHER LONG-TERM ASSETS	157.7	133.3
Total assets	$11,350.1	$11,618.2
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable—trade, net	$298.9	$343.1
Floor plan notes payable—non-trade, net	1,465.4	1,683.9
Current maturities of long-term debt	439.2	479.2
Current maturities of operating leases	24.5	27.6
Accounts payable and accrued liabilities	799.9	780.3
Deferred revenue—current	245.6	243.6
Liabilities associated with assets held for sale	—	1.8
Total current liabilities	3,273.6	3,559.5
LONG-TERM DEBT	2,930.4	3,092.8
LONG-TERM LEASE LIABILITY	205.2	221.6
DEFERRED REVENUE	645.7	584.6
DEFERRED INCOME TAXES	211.3	210.6
OTHER LONG-TERM LIABILITIES	52.4	57.1
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized; 40,103,893 and 41,338,419 shares issued, including shares held in treasury, respectively	0.4	0.4
Additional paid-in capital	1,330.8	1,327.6
Retained earnings	3,762.4	3,616.2
Treasury stock, at cost; 22,149,597 and 22,109,690 shares, respectively	(1,104.3)	(1,092.8)
Accumulated other comprehensive income	42.3	40.6
Total shareholders' equity	4,031.5	3,891.9
Total liabilities and shareholders' equity	$11,350.1	$11,618.2

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
New vehicle	$2,293.0	$2,528.9	$6,724.0	$6,970.9
Used vehicle	1,294.2	1,412.2	3,736.5	3,933.8
Parts and service	644.0	659.4	1,905.4	1,848.5
Finance and insurance, net	182.5	200.3	545.4	569.3
TOTAL REVENUE	4,413.6	4,800.9	12,911.3	13,322.5
COST OF SALES:
New vehicle	2,164.0	2,367.9	6,328.3	6,506.8
Used vehicle	1,233.0	1,347.0	3,539.6	3,735.0
Parts and service	273.0	270.2	795.1	761.9
Finance and insurance	12.1	13.2	36.7	40.1
TOTAL COST OF SALES	3,682.1	3,998.3	10,699.8	11,043.8
GROSS PROFIT	731.5	802.5	2,211.5	2,278.6
OPERATING EXPENSES:
Selling, general, and administrative	501.2	527.1	1,518.0	1,458.9
Depreciation and amortization	23.7	21.2	69.3	59.4
Asset impairments	—	11.7	4.2	26.0
INCOME FROM OPERATIONS	206.6	242.6	620.0	734.3
OTHER EXPENSES (INCOME):
Floor plan interest expense	20.5	26.7	63.2	65.6
Other interest expense, net	47.6	51.3	142.2	135.0
Gain on dealership divestitures, net	(0.7)	(35.7)	(126.4)	(45.8)
Total other expenses, net	67.5	42.3	79.0	154.8
INCOME BEFORE INCOME TAXES	139.1	200.2	541.0	579.5
Income tax expense	34.0	53.1	133.5	147.5
NET INCOME	$105.1	$147.1	$407.6	$432.0
EARNINGS PER SHARE:
Basic—
Net income	$5.86	$7.53	$22.14	$22.04
Diluted—
Net income	$5.84	$7.52	$22.10	$21.99
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18.0	19.5	18.4	19.6
Restricted stock	—	0.1	—	—
Diluted	18.0	19.6	18.4	19.6

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$105.1	$147.1	$407.6	$432.0
Other comprehensive income (loss) - net of tax:
Change in fair value of cash flow swaps	15.9	(5.0)	22.3	(27.2)
Income tax (expense) benefit associated with cash flow swaps	(4.0)	1.3	(5.6)	6.9
Unrealized (losses) gains on available-for-sale debt securities	(13.8)	2.3	(19.5)	7.6
Income tax benefit (expense) associated with available-for-sale debt securities	3.2	(0.5)	4.5	(1.8)
Comprehensive income	$106.4	$145.1	$409.3	$417.4

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2025	41,338,419	$0.4	$1,327.6	$3,616.2	22,109,690	$(1,092.8)	$40.6	$3,891.9
Comprehensive Income:
Net income	—	—	—	187.8	—	—	—	187.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $0.4 million tax expense	—	—	—	—	—	—	1.3	1.3
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $1.0 million tax benefit	—	—	—	—	—	—	(3.3)	(3.3)
Comprehensive income	—	—	—	187.8	—	—	(2.0)	185.8
Share-based compensation	—	—	11.1	—	—	—	—	11.1
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	104,412	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	678,243	(147.0)	—	(147.0)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	37,420	(9.8)	—	(9.8)
Retirement of common stock	(678,243)	—	(8.2)	(138.8)	(678,243)	147.0	—	—
Balances, March 31, 2026	40,764,588	$0.4	$1,330.5	$3,665.2	22,147,110	$(1,102.6)	$38.5	$3,932.1
Comprehensive Income:
Net income	—	—	—	114.6	—	—	—	114.6
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.2 million tax expense	—	—	—	—	—	—	3.5	3.5
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $0.3 million tax benefit	—	—	—	—	—	—	(1.1)	(1.1)
Comprehensive income	—	—	—	114.6	—	—	2.4	117.0
Share-based compensation	—	—	6.1	—	—	—	—	6.1
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	2,804	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	668,116	(131.9)	—	(131.9)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	817	(0.1)	—	(0.1)
Retirement of common stock	(668,116)	—	(8.1)	(122.5)	(668,116)	130.6	—	—
Balances, June 30, 2026	40,099,276	$0.4	$1,328.5	$3,657.3	22,147,927	$(1,104.0)	$41.0	$3,923.2
Comprehensive Income:
Net income	—	—	—	105.1	—	—	—	105.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $4.0 million tax expense	—	—	—	—	—	—	12.0	12.0
Unrealized loss on changes in fair value of debt securities, net of reclassification adjustment and $3.2 million tax benefit	—	—	—	—	—	—	(10.6)	(10.6)
Comprehensive income	—	—	—	105.1	—	—	1.3	106.4
Share-based compensation	—	—	2.3	—	—	—	—	2.3
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	4,617	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	1,670	(0.3)	—	(0.3)
Balances, September 30, 2026	40,103,893	$0.4	$1,330.8	$3,762.4	22,149,597	$(1,104.3)	$42.3	$4,031.5

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
Balances, December 31, 2024	41,649,426	$0.4	$1,305.1	$3,218.9	22,065,478	$(1,079.2)	$56.8	$3,502.1
Comprehensive Income:
Net income	—	—	—	132.1	—	—	—	132.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $3.5 million tax benefit	—	—	—	—	—	—	(10.3)	(10.3)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.9 million tax expense	—	—	—	—	—	—	3.0	3.0
Comprehensive income	—	—	—	132.1	—	—	(7.2)	124.9
Share-based compensation	—	—	9.1	—	—	—	—	9.1
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	117,992	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	42,780	(12.5)	—	(12.5)
Balances, March 31, 2025	41,767,418	$0.4	$1,314.2	$3,351.0	22,108,258	$(1,091.7)	$49.6	$3,623.5
Comprehensive Income:
Net income	—	—	—	152.8	—	—	—	152.8
Change in fair value of cash flow swaps, net of reclassification adjustment and $2.1 million tax benefit	—	—	—	—	—	—	(6.3)	(6.3)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.3 million tax expense	—	—	—	—	—	—	1.0	1.0
Comprehensive income	—	—	—	152.8	—	—	(5.3)	147.5
Share-based compensation	—	—	6.2	—	—	—	—	6.2
Issuance of common stock, net of forfeitures, in connection with share-based payment arrangements	1,548	—	—	—	—	—	—	—
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	646	(0.2)	—	(0.2)
Balances, June 30, 2025	41,768,966	$0.4	$1,320.4	$3,503.7	22,108,904	$(1,091.8)	$44.3	$3,777.0
Comprehensive Income:
Net income	—	—	—	147.1	—	—	—	147.1
Change in fair value of cash flow swaps, net of reclassification adjustment and $1.3 million tax benefit	—	—	—	—	—	—	(3.8)	(3.8)
Unrealized gain on changes in fair value of debt securities, net of reclassification adjustment and $0.5 million tax expense	—	—	—	—	—	—	1.8	1.8
Comprehensive income	—	—	—	147.1	—	—	(2.0)	145.1
Share-based compensation	—	—	6.0	—	—	—	—	6.0
Issuance of common stock, net of forfeitures in connection with share-based payment arrangements	1,717	—	—	—	—	—	—	—
Share repurchases	—	—	—	—	220,587	(50.0)	—	(50.0)
Repurchase of common stock associated with net share settlement of employee share-based awards	—	—	—	—	643	(0.2)	—	(0.2)
Retirement of previously repurchased common stock	(220,587)	—	(2.7)	(47.3)	(220,587)	50.0	—	—
Balances, September 30, 2025	41,550,096	$0.4	$1,323.7	$3,603.5	22,109,547	$(1,092.0)	$42.3	$3,878.0

See accompanying Notes to Condensed Consolidated Financial Statements

ASBURY AUTOMOTIVE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$407.6	$432.0
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	69.3	59.4
Share-based compensation	19.5	21.3
Asset impairments	4.2	26.0
Loaner vehicle amortization	50.0	39.5
Gain on divestitures, net	(126.4)	(45.8)
Change in right-of-use assets	21.7	22.5
Other adjustments, net	5.2	3.0
Changes in operating assets and liabilities, net of acquisitions and divestitures—
Contracts-in-transit, net	79.5	62.2
Accounts receivable, net	40.1	0.5
Inventories, net	125.0	1.7
Other current assets	(73.4)	(59.2)
Floor plan notes payable—trade, net	(44.2)	(5.2)
Deferred revenue	63.1	46.1
Accounts payable and accrued liabilities	4.1	56.8
Operating lease liabilities	(21.2)	(22.1)
Other long-term assets and liabilities, net	(6.3)	(15.4)
Net cash provided by operating activities	617.7	623.3
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures—excluding real estate	(189.7)	(104.4)
Capital expenditures—real estate	(58.3)	—
Acquisitions	—	(1,783.9)
Proceeds from dealership divestitures	397.2	452.9
Purchases of debt securities—available-for-sale	(100.4)	(153.8)
Proceeds from the sale of debt securities—available-for-sale	83.9	98.0
Proceeds from the disposition of assets	5.7	—
Net cash provided by (used in) investing activities	138.4	(1,491.2)
CASH FLOW FROM FINANCING ACTIVITIES:
Floor plan borrowings—non-trade	7,234.4	7,946.5
Floor plan borrowings—acquisitions	—	262.7
Floor plan repayments—non-trade	(7,361.9)	(7,704.7)
Floor plan repayments—divestitures	(90.9)	(72.0)
Proceeds from borrowings	—	546.5
Repayments of borrowings	(85.7)	(154.8)
Proceeds from revolving credit facility	1,250.0	1,552.7
Repayments of revolving credit facility	(1,370.0)	(1,477.7)
Payment of debt issuance costs	—	(5.7)
Purchases of treasury stock	(277.6)	(50.0)
Repurchases of common stock, associated with net share settlements of employee share-based awards	(10.2)	(12.8)
Net cash (used in) provided by financing activities	(712.0)	830.7
Net increase (decrease) in cash and cash equivalents	44.1	(37.2)
CASH AND CASH EQUIVALENTS, beginning of period	40.4	69.4
CASH AND CASH EQUIVALENTS, end of period	$84.5	$32.2

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
As of September 30, 2026, we owned and operated 197 new vehicle franchises (155 dealership locations), representing 34 brands of automobiles, and 37 collision centers in 14 states. For the nine months ended September 30, 2026, our new vehicle revenue brand mix consisted of 41% imports, 33% luxury and 26% domestic brands. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which includes repair and maintenance services, replacement parts and collision repair services (collectively referred to as "parts and services"); and finance and insurance ("F&I") products, including arranging vehicle financing through third parties and aftermarket products, such as extended service contracts, guaranteed asset protection ("GAP") debt cancellation and prepaid maintenance. The F&I products are provided by Total Care Auto, Powered by Asbury ("TCA"), our F&I product provider, and independent third parties. The Company reflects its operations in two reportable segments: Dealerships and TCA.
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair statement of the condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, have been included, unless otherwise indicated. Amounts presented in the condensed consolidated financial statements have been calculated using non-rounded amounts for all periods presented and therefore certain amounts may not compute.
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period, or any full year period. Our condensed consolidated financial statements should be read together with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
During the three months ended September 30, 2026, the Company did not repurchase or retire any shares of our common stock under our share repurchase program. During the nine months ended September 30, 2026, the Company repurchased and retired 1,346,359 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $277.6 million for the nine months ended September 30, 2026.

During the three and nine months ended September 30, 2025, the Company repurchased and retired 220,587 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $50.0 million for the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, the Company repurchased 1,670 and 39,907 shares of our common stock for $0.3 million and $10.2 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
During the three and nine months ended September 30, 2025, the Company repurchased 643 and 44,069 shares of our common stock for $0.2 million and $12.9 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
On February 25, 2026, the Company announced that its Board of Directors approved an increase of $424.0 million in the Company's share repurchase authorization to $500.0 million (the "New Share Repurchase Authorization"). As of September 30, 2026, the Company had $322.4 million remaining on its share repurchase authorization. The share repurchase authorization does not require the Company to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without further notice.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The Company excluded 1,445 and 548 restricted share units and 3,019 and zero performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share for the three months ended September 30, 2026 and 2025, respectively, because they were anti-dilutive. During the nine months ended September 30, 2026 and 2025, the Company excluded 7,330 and 6,323 restricted share units and 46 and 25 performance share units issued under the Asbury Automotive Group, Inc. 2019 Equity and Incentive Compensation Plan from its computation of diluted earnings per share, respectively, because they were anti-dilutive. For all periods presented, there were no adjustments to the numerator necessary to compute diluted earnings per share.
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

2. REVENUE RECOGNITION
Disaggregation of Revenue
Revenue from contracts with customers consists of the following:

	For the Three Months Ended September 30,
	2026	2025
	(In millions)
Revenue:
New vehicle	$2,293.0	$2,528.9
Used vehicle retail	1,153.8	1,226.8
Used vehicle wholesale	140.3	185.5
New and used vehicle	3,587.1	3,941.1
Sale of vehicle parts and accessories	128.4	132.0
Vehicle repair and maintenance services	515.6	527.4
Parts and services	644.0	659.4
Finance and insurance, net	182.5	200.3
Total revenue	$4,413.6	$4,800.9

	For the Nine Months Ended September 30,
	2026	2025
	(In millions)
Revenue:
New vehicle	$6,724.0	$6,970.9
Used vehicle retail	3,307.4	3,435.1
Used vehicle wholesale	429.0	498.7
New and used vehicle	10,460.5	10,904.7
Sale of vehicle parts and accessories	379.3	382.0
Vehicle repair and maintenance services	1,526.1	1,466.5
Parts and services	1,905.4	1,848.5
Finance and insurance, net	545.4	569.3
Total revenue	$12,911.3	$13,322.5
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

	Vehicle Repair and Maintenance Services	Finance and Insurance, net	Deferred Sales Commissions	Total
	(In millions)
Contract assets (current), December 31, 2025	$22.9	$11.8	$30.7	$65.4
Contract assets (long-term), December 31, 2025	$—	$—	$82.1	$82.1

Contract assets, January 1, 2026	$22.9	$11.8	$112.8	$147.5
Transferred to receivables from contract assets recognized at the beginning of the period	(22.9)	(2.1)	—	(25.1)
Amortization of costs incurred to obtain a contract with a customer	—	—	(8.6)	(8.6)
Costs incurred to obtain a contract with a customer	—	—	13.1	13.1
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	23.4	1.9	—	25.3
Contract assets, March 31, 2026	$23.4	$11.5	$117.3	$152.2

Transferred to receivables from contract assets recognized at the beginning of the period	(23.4)	(0.9)	—	(24.4)
Amortization of costs to obtain a contract with a customer	—	—	(13.0)	(13.0)
Costs incurred to obtain a contract with a customer	—	—	13.9	13.9
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	23.1	0.4	—	23.5
Contract assets, June 30, 2026	$23.1	$11.0	$118.2	$152.3

Transferred to receivables from contract assets recognized at the beginning of the period	(23.1)	(1.0)	—	(24.1)
Amortization of costs to obtain a contract with a customer	—	—	(9.7)	(9.7)
Costs incurred to obtain a contract with a customer	—	—	13.4	13.4
Increases related to revenue recognized, inclusive of adjustments to constraint, during the period	24.6	0.5	—	25.1
Contract assets, September 30, 2026	$24.6	$10.5	$121.9	$157.0

Contract assets (current), September 30, 2026	$24.6	$10.5	$33.9	$68.9
Contract assets (long-term), September 30, 2026	$—	$—	$88.0	$88.0
Deferred Revenue
The condensed consolidated balance sheet reflects $891.3 million and $828.2 million of total deferred revenue as of September 30, 2026 and December 31, 2025, respectively. Approximately $198.4 million of deferred revenue at December 31, 2025 was recorded in finance and insurance, net revenue in the condensed consolidated statements of income during the nine months ended September 30, 2026.

3. ACQUISITIONS AND DIVESTITURES
Herb Chambers Acquisition
On July 21, 2025, we completed the acquisition of The Herb Chambers Companies (collectively, the "Businesses"). The Herb Chambers acquisition continued Asbury's geographic expansion into the northeast region of the United States.
As a result of the Herb Chambers acquisition, we acquired substantially all of the assets of the Businesses, including the real property related thereto, for a total purchase price of approximately $1.76 billion, which includes $292.0 million of new vehicle floor plan financing, $300.0 million of used vehicle financing, $623.3 million of borrowing under a revolving credit facility, and $546.5 million of borrowing under a real estate facility. The Businesses comprise 33 dealerships, 52 franchises and three collision centers. The Businesses are included within our Dealerships segment.
The sources of the purchase consideration are as follows:

(In millions)
New vehicle floor plan facility	$292.0
Used vehicle floor plan facility	300.0
Revolving credit facility	623.3
Real estate facility	546.5
Purchase price	$1,761.8
Under the acquisition method of accounting, the tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair value based on available information. The following table summarizes the amounts recorded based on final estimates of fair value:

Summary of Assets Acquired and Liabilities Assumed
(In millions)
Assets
Inventories, net	$371.6
Other current assets	60.0
Total current assets	431.6
Property and equipment, net	605.5
Goodwill	340.9
Intangible franchise rights	428.5
Operating lease right-of-use assets	39.1
Total assets acquired	$1,845.6
Liabilities
Operating lease liabilities	$39.8
Other liabilities	44.0
Total liabilities assumed	83.8
Net assets acquired	$1,761.8
The acquisition accounting is based upon the Company's estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of the Businesses. Measurement period adjustments recorded during the three and nine months ended September 30, 2026 and their related effects on our condensed consolidated statements of income and condensed consolidated balance sheet were not material.
Approximately $428.5 million of the purchase price was assigned to the indefinite lived franchise rights intangible assets related to the dealer agreements applicable to each new vehicle dealership. In addition, goodwill of $340.9 million was recognized and is primarily attributable to the anticipated synergies that Asbury expects to derive from the Herb Chambers acquisition as well as the acquired assembled workforce of the Businesses.

Goodwill and manufacturer franchise rights associated with our Dealerships segment acquisitions are deductible for federal and state income tax purposes ratably over a 15-year period.
The Company's condensed consolidated statements of income for the nine months ended September 30, 2026 included revenue and net income attributable to the Businesses of $1.80 billion and $43.3 million, respectively.
The Company's condensed consolidated statements of income for the nine months ended September 30, 2025 included revenue and net income attributable to the Businesses from July 21, 2025 through September 30, 2025 of $523.4 million and $17.9 million.
The following represents the unaudited pro forma information as if the Herb Chambers acquisition occurred on January 1, 2024:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2025	2025
	(In millions)
	(Unaudited)
Pro forma revenue	$5,441.6	$15,248.2
Pro forma net income	$146.1	$439.3
The above pro forma financial information adjusts the revenue and net income related to the Herb Chambers acquisition primarily for depreciation, rent and interest expense, assuming that the fair value adjustments and indebtedness incurred in connection with the Herb Chambers acquisition had occurred on January 1, 2024. They have also been adjusted to reflect the $14.7 million of acquisition related costs incurred during the nine months ended September 30, 2025, as having occurred on January 1, 2024. The pro forma information also assumes that the July 2025 divestiture of two Lexus and two General Motors dealerships occurred on January 1, 2024. The pro forma net income for the nine months ended September 30, 2025 includes $26.0 million of asset impairments recorded by the Company.
There were no other acquisitions during the nine months ended September 30, 2026 and 2025.
Divestitures
During the three months ended September 30, 2026, we sold five franchises (two dealership locations) for an aggregate purchase price of approximately $34.3 million. The Company recorded a pre-tax gain totaling $0.7 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net. During the nine months ended September 30, 2026, we sold the following franchises:

Manufacturer	Franchises	Locations	States
Mercedes-Benz; Sprinter	4	2	Missouri
Audi	1	1	Missouri
Nissan	1	1	South Carolina
Chrysler Dodge Jeep Ram; Fiat	7	2	Indiana; Massachusetts
Hyundai	1	1	Massachusetts
Land Rover	2	2	Missouri; South Carolina
Porsche	1	1	South Carolina
BMW	1	1	Missouri
Infiniti	1	1	Missouri
The Company recorded a pre-tax gain totaling $126.4 million which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.

During the three months ended September 30, 2025, we sold eight franchises (four dealership locations) for an aggregate purchase price of approximately $230.6 million. The Company recorded a pre-tax gain totaling $35.7 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net. During the nine months ended September 30, 2025, we sold the following franchises:

Manufacturer	Franchises	Locations	States
Nissan	1	1	Colorado
Chevrolet	1	1	Utah
Chrysler Dodge Jeep Ram	9	3	Colorado; Utah
Ford	1	1	Utah
Lexus	2	2	Utah
Toyota	2	2	California
Volvo	1	1	South Carolina
The Company recorded a pre-tax gain totaling $45.8 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Vehicle receivables	$63.1	$84.6
Manufacturer receivables	104.0	113.9
Other receivables	89.2	99.5
Total accounts receivable	256.3	298.0
Less—Allowance for credit losses	(4.8)	(3.4)
Accounts receivable, net	$251.6	$294.6
5. INVENTORIES
Inventories consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
New vehicles	$1,407.4	$1,582.6
Used vehicles	445.1	399.9
Parts and accessories	152.8	153.3
Total inventories, net (a)	$2,005.3	$2,135.8
___________________________
(a) Inventories, net as of September 30, 2026, and December 31, 2025, excluded $4.6 million and $96.5 million classified as assets held for sale, respectively.
The lower of cost and net realizable value reserves reduced total inventory cost by $8.7 million and $9.0 million, respectively, as of September 30, 2026 and December 31, 2025. As of September 30, 2026, and December 31, 2025, certain automobile manufacturer incentives reduced new vehicle inventory cost by $13.2 million and $16.2 million, respectively, and reduced new vehicle cost of sales for the three months ended September 30, 2026 and 2025, by $30.2 million and $32.4 million, respectively. For the nine months ended September 30, 2026 and 2025, new vehicle cost of sales was reduced by manufacturer incentives of $87.9 million and $93.9 million, respectively.

6. ASSETS AND LIABILITIES HELD FOR SALE
Assets and liabilities classified as held for sale include (i) assets and liabilities associated with a pending dealership disposal and (ii) real estate that we are actively marketing to sell.
A summary of assets held for sale and liabilities associated with assets held for sale is as follows:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Assets:
Inventory	$4.6	$96.5
Loaners, net	—	15.4
Property and equipment, net	31.9	117.3
Operating lease right-of-use assets	—	1.8
Goodwill	—	33.3
Franchise rights	2.0	4.5
Total assets held for sale	38.6	268.9
Liabilities:
Current maturities of operating leases	—	0.4
Operating lease liabilities	—	1.5
Total liabilities associated with assets held for sale	—	1.8
Net assets held for sale	$38.6	$267.0
As of September 30, 2026, assets held for sale consisted of one franchise (one dealership location) in addition to one real estate property.
In June 2026, the Company recognized a $4.2 million pre-tax non-cash franchise rights impairment charge in connection with a dealership that was classified as assets held for sale in June 2026. The quantitative assessment for the disposal group included a comparison of the estimated fair value to the carrying value of the disposal group less costs to sell. The Company determined the estimated fair value of the disposal group based on estimated sales proceeds less costs to sell. The franchise rights impairment charge is reflected in asset impairments in our condensed consolidated statements of income for the nine months ended September 30, 2026.
As of December 31, 2025, assets held for sale consisted of 15 franchises (11 dealership locations) in addition to two real estate properties.
7. INVESTMENTS
Our investment portfolio is primarily funded by product premiums from the sale of our TCA F&I products. The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available-for-sale are as follows:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$4.3	$—	$—	$4.3
U.S. Treasuries	2.8	—	(0.1)	2.7
Municipal	4.9	—	(0.1)	4.8
Corporate	158.4	0.1	(4.5)	153.9
Mortgage and other asset-backed securities	255.7	0.1	(8.1)	247.7
Total investments	$426.0	$0.2	$(12.8)	$413.4

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term investments	$0.5	$—	$—	$0.5
U.S. Treasuries	2.6	—	—	2.6
Municipal	4.9	0.1	—	5.0
Corporate	163.3	3.8	—	167.0
Mortgage and other asset-backed securities	237.1	3.4	(0.3)	240.1
Total investments	$408.4	$7.3	$(0.4)	$415.3
As of September 30, 2026 and December 31, 2025, the Company had $3.0 million and $3.1 million of accrued interest receivable, respectively, which is included in other current assets on the condensed consolidated balance sheets. The Company does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses.
A summary of amortized costs and fair value of investments by time to maturity, is as follows:

	As of September 30, 2026
	Amortized Cost	Fair Value
	(In millions)
Due in 1 year or less	$4.3	$4.3
Due in 1-5 years	96.4	95.2
Due in 6-10 years	64.5	61.4
Due after 10 years	5.1	4.8
Total by maturity	170.3	165.7
Mortgage and other asset-backed securities	255.7	247.7
Total investment securities	$426.0	$413.4
There were $0.1 million gross losses and $0.2 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended September 30, 2026. There were $0.2 million gross losses and $0.6 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the nine months ended September 30, 2026.
There were no gross losses and $0.3 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the three months ended September 30, 2025. There were $0.2 million gross losses and $0.7 million gross gains realized related to the sale of available-for-sale debt securities carried at fair value for the nine months ended September 30, 2025.
The following tables summarize the amount of unrealized losses, defined as the amount by which the amortized cost exceeds fair value, and the related fair value of investments with unrealized losses. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2026.

	As of September 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$0.8	$—	$0.8	$—	$1.6	$—
U.S. Treasuries	2.7	(0.1)	—	—	2.7	(0.1)
Municipal	3.8	(0.1)	—	—	3.8	(0.1)
Corporate	127.8	(4.4)	2.5	(0.2)	130.3	(4.5)
Mortgage and other asset-backed securities	185.3	(6.0)	38.4	(2.1)	223.7	(8.1)
Total debt securities	$320.4	$(10.5)	$41.7	$(2.3)	$362.1	$(12.8)

	As of December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Short-term investments	$—	$—	$0.5	$—	$0.5	$—
U.S. Treasuries	—	—	0.8	—	0.8	—
Corporate	4.8	—	—	—	4.8	—
Mortgage and other asset-backed securities	28.8	(0.1)	18.8	(0.2)	47.6	(0.3)
Total debt securities	$33.5	$(0.1)	$20.2	$(0.2)	$53.7	$(0.3)
The Company reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors including changes in credit ratings. The decline in fair value identified in the tables above are a result of widening market spreads and not a result of credit quality. Additionally, the Company has determined it has both the intent and ability to hold these investments until the market price recovers or until maturity and does not believe it will be required to sell the securities before maturity. Accordingly, no credit losses were recognized on these securities during the three and nine months ended September 30, 2026.
8. FLOOR PLAN NOTES PAYABLE
Floor plan notes payable consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Floor plan notes payable—trade	$299.9	$344.0
Floor plan notes payable offset account	(1.0)	(1.0)
Floor plan notes payable—trade, net	$298.9	$343.1

Floor plan notes payable—new non-trade	$1,305.1	$1,509.6
Floor plan notes payable—used non-trade	320.0	325.0
Floor plan notes payable offset account	(159.7)	(150.7)
Floor plan notes payable—non-trade, net	$1,465.4	$1,683.9
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
In addition to our new and used vehicle floor plan facilities, we have loaner vehicle floor plan facilities with Bank of America and certain original equipment manufacturers (“OEMs”). Loaner vehicle notes payable related to Bank of America as of September 30, 2026 and December 31, 2025 were $59.3 million and $65.0 million, respectively. Loaner vehicle notes payable related to OEMs as of September 30, 2026 and December 31, 2025 were $191.1 million and $190.2 million, respectively.
9. DEBT
Long-term debt consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
4.50% Senior Notes due 2028	$405.0	$405.0
4.625% Senior Notes due 2029	800.0	800.0
4.75% Senior Notes due 2030	445.0	445.0
5.00% Senior Notes due 2032	600.0	600.0
Mortgage notes payable bearing interest at fixed rates	25.4	27.2
2025 Real Estate Facility	513.7	537.4
2021 Real Estate Facility	401.7	442.1
2021 BofA Real Estate Facility	145.6	151.2
2018 Wells Fargo Master Loan Facility	43.0	57.2
2023 Syndicated Revolving Credit Facility	—	120.0
Finance lease liability	8.3	8.3
Total debt outstanding	3,387.6	3,593.4
Add—unamortized premium on 4.50% Senior Notes due 2028	0.2	0.3
Add—unamortized premium on 4.75% Senior Notes due 2030	0.7	0.8
Less—debt issuance costs	(19.0)	(22.6)
Long-term debt, including current portion	3,369.6	3,572.0
Less—current portion, net of debt issuance costs	(439.2)	(479.2)
Long-term debt	$2,930.4	$3,092.8
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
A summary of the carrying values and fair values of our subordinated long-term debt notes and our mortgage notes payable bearing interest at fixed rates is as follows:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Carrying Value:
4.50% Senior Notes due 2028	$404.3	$403.9
4.625% Senior Notes due 2029	794.6	793.4
4.75% Senior Notes due 2030	443.6	443.2
5.00% Senior Notes due 2032	594.5	593.9
Mortgage notes payable bearing interest at fixed rates	25.4	27.2
Total carrying value	$2,262.3	$2,261.6

Fair Value:
4.50% Senior Notes due 2028	$393.9	$399.9
4.625% Senior Notes due 2029	756.0	778.0
4.75% Senior Notes due 2030	419.4	433.9
5.00% Senior Notes due 2032	547.5	579.0
Mortgage notes payable bearing interest at fixed rates	25.7	27.7
Total fair value	$2,142.5	$2,218.5
Interest Rate Swap Agreements
We currently have five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in the Secured Overnight Financing Rate ("SOFR").

The following table provides information on the attributes of each swap as of September 30, 2026:

Inception Date	Notional Principal at Inception	Notional Value as of September 30, 2026	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$232.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$145.6	$110.6	May 2031
July 2020	$93.5	$61.9	$50.6	December 2028
February 2026	$250.0	$242.6	$194.3	July 2030
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. Fair value estimates reflect a credit adjustment to the discount rate applied to all expected cash flows under the swaps. Other than this input, all other inputs used in the valuation for these swaps are designated to be Level 2 inputs. The fair value of our swaps as of September 30, 2026 and December 31, 2025 reflect a net asset of $69.3 million and $47.0 million, respectively.
The following table provides information regarding the fair value of our interest rate swap agreements and the impact on the condensed consolidated balance sheets:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Other current assets	$15.9	$13.2
Other long-term assets	53.4	33.8
Total fair value	$69.3	$47.0
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

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2026	$28.6	Other interest expense, net	$(12.6)
2025	$1.1	Other interest expense, net	$(6.1)

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2026	$37.8	Other interest expense, net	$(15.6)
2025	$(8.8)	Other interest expense, net	$(18.4)
 On the basis of yield curve conditions as of September 30, 2026 and including assumptions about future changes in fair value, we expect the amount to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months will be gains of approximately $15.9 million.

Investments
The table below presents the Company’s investment securities that are measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$23.2	$—	$—	$23.2
Short-term investments	0.8	3.4	—	4.3
U.S. Treasuries	2.7	—	—	2.7
Municipal	—	4.8	—	4.8
Corporate	0.3	153.6	—	153.9
Mortgage and other asset-backed securities	—	247.7	—	247.7
Total	$3.8	$409.6	$—	$413.4

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents	$6.7	$—	$—	$6.7
Short-term investments	0.5	—	—	0.5
U.S. Treasuries	2.6	—	—	2.6
Municipal	—	5.0	—	5.0
Corporate	0.3	166.7	—	167.0
Mortgage and other asset-backed securities	—	240.1	—	240.1
Total	$3.5	$411.8	$—	$415.3
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
Information about the effects of our available-for-sale debt securities in the accompanying condensed consolidated statements of income and condensed consolidated statements of comprehensive income, is as follows (in millions):

For the Three Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2026	$(13.9)	Revenue-Finance and insurance, net	$0.1
2025	$2.0	Revenue-Finance and insurance, net	$0.3

For the Nine Months Ended September 30,	Results Recognized in Accumulated Other Comprehensive Income/(Loss) (Effective Portion)	Location of Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings	Results Reclassified from Accumulated Other Comprehensive Income/(Loss) to Earnings
2026	$(19.9)	Revenue-Finance and insurance, net	$0.4
2025	$7.2	Revenue-Finance and insurance, net	$0.4

11. SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2026 and 2025, we made interest payments, including amounts capitalized, totaling $208.0 million and $196.3 million, respectively.
During the nine months ended September 30, 2026 and 2025, we made income tax payments, net of refunds received, totaling $98.6 million and $89.9 million, respectively.
During the nine months ended September 30, 2026 and 2025, we transferred $483.7 million and $379.7 million, respectively, of loaner vehicles from other current assets to inventory in our condensed consolidated balance sheets. The aforementioned amounts are included in changes in inventories in the operating activities section of the accompanying condensed consolidated statements of cash flows.
12. SEGMENT INFORMATION
As of September 30, 2026, the Company had two reportable segments: (1) Dealerships and (2) TCA. Our dealership operations are organized by management into geographic region-based groups within the Dealerships segment. The operations of our F&I product provider are reflected within our TCA segment.
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

Reportable segment financial information for the three and nine months ended September 30, 2026 and 2025, is as follows:

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Dealerships	TCA	Total	Dealerships	TCA	Total
	(In millions)			(In millions)
Revenue from external customers	$4,331.1	$82.6	$4,413.6	$4,719.8	$81.1	$4,800.9
Intersegment revenue
Finance and insurance	68.4	—	68.4	57.4	—	57.4
Parts and service	8.3	—	8.3	9.0	—	9.0
Total intersegment revenue	76.7	—	76.7	66.4	—	66.4
	$4,407.7	$82.6	$4,490.3	$4,786.2	$81.1	$4,867.2
Reconciliation of revenue
Elimination of intersegment revenue			(76.7)			(66.4)
Total consolidated revenue			$4,413.6			$4,800.9

Less:
Cost of sales
New vehicle	2,164.0	—		2,367.9	—
Used vehicle	1,233.0	—		1,347.0	—
Parts and service	281.4	—		279.2	—
Finance and insurance	—	59.9		—	59.6
Selling, general and administrative expenses
Personnel costs	309.5	—		339.0	—
Rent and related expenses	38.5	—		39.5	—
Advertising	19.8	—		18.7	—
Other selling, general and administrative expense	135.9	—		133.1	—
Other segment items	—	2.0		—	1.9
Depreciation and amortization	23.7	—		21.2	—
Floor plan interest expense	20.5	—		26.7	—
Segment operating income	$181.6	$20.7	$202.3	$213.9	$19.6	$233.5

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(76.7)			(66.4)
Total intersegment cost of sales eliminations			56.1			55.3
Deferral of SG&A expense (related to capitalized contract costs offset by amortization)			4.4			5.1
Total intersegment eliminations			(16.2)			(5.9)
Asset impairments			—			(11.7)
Other interest expense, net			(47.6)			(51.3)
Gain on dealership divestitures, net			0.7			35.7
Income before income taxes			$139.1			$200.2

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Dealerships	TCA	Total	Dealerships	TCA	Total
	(In millions)			(In millions)
Revenue from external customers	$12,665.3	$246.0	$12,911.3	$13,077.8	$244.7	$13,322.5
Intersegment revenue
Finance and insurance	187.8	—	187.8	174.4	—	174.4
Parts and service	24.8	—	24.8	28.5	—	28.5
Total intersegment revenue	212.6	—	212.6	202.9	—	202.9
	$12,877.9	$246.0	$13,123.9	$13,280.7	$244.7	$13,525.4
Reconciliation of revenue
Elimination of intersegment revenue			(212.6)			(202.9)
Total consolidated revenue			$12,911.3			$13,322.5

Less:
Cost of sales
New vehicle	6,328.3	—		6,506.8	—
Used vehicle	3,539.6	—		3,735.0	—
Parts and service	820.0	—		790.4	—
Finance and insurance	—	177.2		—	179.8
Selling, general and administrative expenses
Personnel costs	943.4	—		966.8	—
Rent and related expenses	122.0	—		89.3	—
Advertising	54.0	—		51.0	—
Other selling, general and administrative expense	401.4	—		362.1	—
Other segment items	—	5.7		—	5.5
Depreciation and amortization	69.3	0.1		59.3	0.2
Floor plan interest expense	63.2	—		65.6	—
Segment operating income	$536.7	$63.1	$599.8	$654.4	$59.2	$713.6

Reconciliation of segment operating income
Intersegment eliminations
Total intersegment revenue eliminations			(212.6)			(202.9)
Total intersegment cost of sales eliminations			165.3			168.2
Deferral of SG&A expense (related to capitalized contract costs offset by amortization)			8.5			15.9
Total intersegment eliminations			(38.8)			(18.9)
Asset impairments			(4.2)			(26.0)
Other interest expense, net			(142.2)			(135.0)
Gain on dealership divestitures, net			126.4			45.8
Income before income taxes			$541.0			$579.5

Total assets by segment as of September 30, 2026 and December 31, 2025 are as follows:

	As of September 30, 2026
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$10,058.6	$1,096.4	$11,155.0	$195.1	$11,350.1

	As of December 31, 2025
	Dealerships	TCA	Total Reportable Segments	Eliminations	Total Company
	(In millions)
Total assets	$10,389.5	$1,024.3	$11,413.8	$204.4	$11,618.2
13. COMMITMENTS AND CONTINGENCIES
On August 3, 2022, we received a Civil Investigative Demand (“CID”) from the Federal Trade Commission (the "FTC") requesting information and documents concerning the Company’s corporate structure and operation of six of its dealerships. We responded to the CID by producing information and documents for the period August 1, 2019 to April 24, 2023. On February 8, 2024, the FTC staff counsel sent to us a proposed consent order and draft complaint, alleging that the Company and three of our dealerships had violated Section 5 of the Federal Trade Commission Act (“FTC Act”) and certain provisions of the Equal Credit Opportunity Act (“ECOA”) in connection with the sale of add-on products (e.g., vehicle service contracts, maintenance plans, etc.), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. On August 16, 2024, after discussions with the FTC stalled, the FTC initiated an administrative proceeding by filing an enforcement action against the Company. On October 4, 2024, the Company filed suit against the FTC in the United States District Court for the Northern District of Texas, seeking to enjoin the FTC’s administrative proceeding on the ground that the administrative proceeding was unconstitutional. On October 5, 2026, the FTC dismissed its administrative proceeding. Notwithstanding the dismissal, the FTC presently retains the ability to refile the enforcement action, and the Company's lawsuit remains pending as of the date of this filing. There can be no assurance regarding the outcome of the Company's pending lawsuit, whether the FTC will refile its claims, or the ultimate resolution or impact of this matter on the Company.
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
We had $20.8 million of letters of credit outstanding as of September 30, 2026, which are required by certain of our insurance providers. In addition, as of September 30, 2026, we maintained a $25.9 million surety bond line in the ordinary course of our business. Our letters of credit and surety bond line are considered to be off balance sheet arrangements.
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
•adverse conditions affecting the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully, including competitive pressures from potential new Chinese vehicle manufacturers;
•changes in the mix and total number of vehicles we are able to sell;

•shifts in consumer preferences among vehicle types, segments and powertrains, including in response to fuel prices, vehicle affordability, and the availability of government incentives for electric and hybrid vehicles;
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
•our ability to incorporate and integrate new technologies and key information systems with our existing operations, including our ability to successfully transition to and integrate our operations with Tekion, a dealer management systems ("DMS") provider, from CDK, another DMS provider;
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
•macroeconomic and geopolitical conditions, including global trade relations, changes to consumer and business confidence, international tensions, hostilities and instability, including the conflicts between the United States and Iran and between Russia and Ukraine related disruptions to global energy supplies and shipping routes, which have contributed to higher fuel prices and may affect consumer demand and preferences for the vehicles we sell, a slowdown in U.S. or global economic growth, higher rates of unemployment, changes in interest rates, inflation, and market volatility;
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
Many of these factors are beyond our ability to control or predict, and their ultimate impact could be material. Moreover, the factors set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 and "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" above and other cautionary statements made in this report should be read and considered as forward-looking statements subject to such uncertainties. We urge you to carefully consider those factors.
Forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to update any forward-looking statements contained herein.
OVERVIEW
We are one of the largest automotive retailers in the United States. As of September 30, 2026, through our Dealerships segment, we owned and operated 197 new vehicle franchises (155 dealership locations), representing 34 brands of automobiles, within 14 states. We also operated 37 collision centers and TCA, our F&I product provider. Our stores offer an extensive range of automotive products and services, including new and used vehicles; parts and service, which include repair and maintenance services, replacement parts and collision repair service; and finance and insurance products. The finance and insurance products are provided by both TCA and independent third parties. The F&I products offered by TCA are sold through affiliated dealerships. For the nine months ended September 30, 2026, our new vehicle revenue brand mix consisted of 41% imports, 33% luxury and 26% domestic brands. The Company manages its operations in two reportable segments: Dealerships and TCA.
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
In addition, our ability to sell certain new and used vehicles can be negatively impacted by a number of factors, some of which are outside of our control. Certain manufacturers continue to be hampered by the lack of availability of parts and key components from suppliers which have impacted new vehicle inventory levels and availability of certain parts. We cannot predict with any certainty how long the automotive retail industry will continue to be subject to these production slowdowns or when normalized production will resume at these manufacturers.
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
During 2026, conflicts between the United States and Iran and between Ukraine and Russia have contributed to volatility in energy markets and higher fuel prices. Elevated fuel prices may influence the types of vehicles consumers choose to purchase, including demand for larger, less fuel-efficient vehicles relative to smaller, hybrid or electric vehicles, and may affect the mix of vehicles we sell and the related gross profit. Changes in federal incentives and emissions regulations may also affect manufacturers’ production and allocation of electric and hybrid vehicles. We cannot predict the duration of these conditions.
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

CONSOLIDATED RESULTS OF OPERATIONS
The Company's operating results for the three and nine months ended September 30, 2026 include the results of the Herb Chambers Businesses acquired on July 21, 2025. Accordingly, the nine months ended September 30, 2026 include increases in revenue and gross profit related to the Herb Chambers Businesses, which are offset by declines in revenues and gross profits due to several dealership divestitures in the second through fourth quarters of 2025 and February 2026. The three months ended September 30, 2026 reflect declines in revenue and gross profit related to the aforementioned dealership divestitures.
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
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$2,293.0	$2,528.9	$(235.9)	(9)%
Used vehicle	1,294.2	1,412.2	(118.1)	(8)%
Parts and service	644.0	659.4	(15.4)	(2)%
Finance and insurance, net	182.5	200.3	(17.8)	(9)%
TOTAL REVENUE	4,413.6	4,800.9	(387.2)	(8)%
GROSS PROFIT:
New vehicle	129.0	161.0	(32.0)	(20)%
Used vehicle	61.2	65.3	(4.1)	(6)%
Parts and service	371.0	389.1	(18.2)	(5)%
Finance and insurance	170.4	187.1	(16.7)	(9)%
TOTAL GROSS PROFIT	731.5	802.5	(71.0)	(9)%
OPERATING EXPENSES:
Selling, general and administrative	501.2	527.1	(25.9)	(5)%
Depreciation and amortization	23.7	21.2	2.5	12%
Asset impairments	—	11.7	(11.7)	NM
INCOME FROM OPERATIONS	206.6	242.6	(35.9)	(15)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	20.5	26.7	(6.2)	(23)%
Other interest expense, net	47.6	51.3	(3.7)	(7)%
Gain on dealership divestitures, net	(0.7)	(35.7)	35.1	NM
Total other expenses, net	67.5	42.3	25.2	60%
INCOME BEFORE INCOME TAXES	139.1	200.2	(61.1)	(31)%
Income tax expense	34.0	53.1	(19.2)	(36)%
NET INCOME	$105.1	$147.1	$(42.0)	(29)%
Net income per common share—Diluted	$5.84	$7.52	$(1.68)	(22)%
______________________________
NM—Not Meaningful

	For the Three Months Ended September 30,
	2026	2025
REVENUE MIX PERCENTAGES:
New vehicle	52.0%	52.7%
Used vehicle retail	26.1%	25.6%
Used vehicle wholesale	3.2%	3.9%
Parts and service	14.6%	13.7%
Finance and insurance, net	4.1%	4.2%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	17.6%	20.1%
Used vehicle retail	8.5%	7.7%
Used vehicle wholesale	(0.1)%	0.5%
Parts and service	50.7%	48.5%
Finance and insurance	23.3%	23.3%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	16.6%	16.7%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	68.5%	65.7%
Total revenue for the three months ended September 30, 2026 decreased by $387.2 million (8%) compared to the three months ended September 30, 2025, due to a $235.9 million (9%) decrease in new vehicle revenue, a $118.1 million (8%) decrease in used vehicle revenue, a $17.8 million (9%) decrease in F&I, net revenue, and a $15.4 million (2%) decrease in parts and service revenue. During the three months ended September 30, 2026, gross profit decreased by $71.0 million (9%) driven by a $32.0 million (20%) decrease in new vehicle gross profit, an $18.2 million (5%) decrease in parts and service gross profit, a $16.7 million (9%) decrease in F&I gross profit, and a $4.1 million (6%) decrease in used vehicle gross profit.
Income from operations during the three months ended September 30, 2026 decreased by $35.9 million (15%) compared to the three months ended September 30, 2025, due to a $71.0 million (9%) decrease in gross profit and a $2.5 million (12%) increase in depreciation and amortization expense, partially offset by a $25.9 million (5%) decrease in selling, general and administrative expenses and an $11.7 million decrease in asset impairment expense.
Total other expenses, net increased by $25.2 million (60%) during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, as a result of a $35.1 million decrease in gain on dealership divestitures, net, offset by a $6.2 million (23%) decrease in floor plan interest expense and a $3.7 million (7%) decrease in other interest expense, net. Income before income taxes decreased $61.1 million (31%) to $139.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Overall, net income decreased by $42.0 million (29%) during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

New Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$733.1	$814.4	$(81.3)	(10)%
Import	955.2	1,034.6	(79.4)	(8)%
Domestic	604.7	679.9	(75.2)	(11)%
Total new vehicle revenue	$2,293.0	$2,528.9	$(235.9)	(9)%
Gross profit:
Luxury	$59.4	$70.6	$(11.2)	(16)%
Import	47.3	57.9	(10.6)	(18)%
Domestic	22.3	32.5	(10.2)	(31)%
Total new vehicle gross profit	$129.0	$161.0	$(32.0)	(20)%
New vehicle units:
Luxury	9,944	10,918	(974)	(9)%
Import	23,336	25,080	(1,744)	(7)%
Domestic	10,456	12,072	(1,616)	(13)%
Total new vehicle units	43,736	48,070	(4,334)	(9)%

Same Store:
Revenue:
Luxury	$674.0	$719.6	$(45.6)	(6)%
Import	923.4	1,003.9	(80.5)	(8)%
Domestic	585.1	654.3	(69.2)	(11)%
Total new vehicle revenue	$2,182.6	$2,377.9	$(195.3)	(8)%
Gross profit:
Luxury	$54.7	$63.3	$(8.6)	(14)%
Import	45.3	56.1	(10.8)	(19)%
Domestic	21.3	31.6	(10.3)	(32)%
Total new vehicle gross profit	$121.3	$151.0	$(29.7)	(20)%
New vehicle units:
Luxury	9,173	9,749	(576)	(6)%
Import	22,552	24,335	(1,783)	(7)%
Domestic	10,100	11,601	(1,501)	(13)%
Total new vehicle units	41,825	45,685	(3,860)	(8)%

New Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
As Reported:
Revenue per new vehicle sold	$52,427	$52,609	$(181)	NM
Gross profit per new vehicle sold	$2,949	$3,350	$(401)	(12)%
New vehicle gross margin	5.6%	6.4%	(0.7)%

Luxury:
Gross profit per new vehicle sold	$5,974	$6,471	$(497)	(8)%
New vehicle gross margin	8.1%	8.7%	(0.6)%
Import:
Gross profit per new vehicle sold	$2,028	$2,308	$(280)	(12)%
New vehicle gross margin	5.0%	5.6%	(0.6)%
Domestic:
Gross profit per new vehicle sold	$2,129	$2,692	$(563)	(21)%
New vehicle gross margin	3.7%	4.8%	(1.1)%

Same Store:
Revenue per new vehicle sold	$52,183	$52,049	$134	NM
Gross profit per new vehicle sold	$2,901	$3,305	$(404)	(12)%
New vehicle gross margin	5.6%	6.4%	(0.8)%

Luxury:
Gross profit per new vehicle sold	$5,962	$6,491	$(530)	(8)%
New vehicle gross margin	8.1%	8.8%	(0.7)%
Import:
Gross profit per new vehicle sold	$2,009	$2,305	$(296)	(13)%
New vehicle gross margin	4.9%	5.6%	(0.7)%
Domestic:
Gross profit per new vehicle sold	$2,113	$2,725	$(612)	(22)%
New vehicle gross margin	3.6%	4.8%	(1.2)%
For the three months ended September 30, 2026, new vehicle revenue decreased by $235.9 million (9%) due to a decrease in new vehicle units sold of 4,334 (9%) and a $181 decrease in revenue per new vehicle sold as compared to the three months ended September 30, 2025. Same store new vehicle revenue decreased by $195.3 million (8%) due to a decrease in new vehicle units sold of 3,860 (8%) and a $134 increase in revenue per new vehicle sold as compared to the three months ended September 30, 2025.
For the three months ended September 30, 2026, new vehicle gross profit and same store new vehicle gross profit decreased by $32.0 million (20%) and $29.7 million (20%), respectively. Same store new vehicle gross margin for the three months ended September 30, 2026 decreased 79 basis points to 5.6%. A 74 basis point decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the continued softening of the historically high new vehicle margins seen in recent years, combined with affordability constraints which have also served to compress margins.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the three months ended September 30, 2026 was approximately 16.4 million which decreased as compared to approximately 16.6 million during the three months ended September 30, 2025. New vehicle sales decreased during the three months ended September 30, 2026 due to challenging economic conditions, including higher gas prices and lower EV unit sales during the three months ended September 30, 2026 as compared to the prior year which saw a surge in EV unit sales due to federal tax incentives expiring on September 30, 2025. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$1,153.8	$1,226.8	$(72.9)	(6)%
Used vehicle wholesale revenue	140.3	185.5	(45.2)	(24)%
Used vehicle revenue	$1,294.2	$1,412.2	$(118.1)	(8)%
Gross profit:
Used vehicle retail gross profit	$61.8	$61.5	$0.4	1%
Used vehicle wholesale gross profit	(0.6)	3.8	(4.4)	NM
Used vehicle gross profit	$61.2	$65.3	$(4.1)	(6)%
Used vehicle retail units:
Used vehicle retail units	34,586	37,696	(3,110)	(8)%

Same Store:
Revenue:
Used vehicle retail revenue	$1,094.8	$1,131.1	$(36.3)	(3)%
Used vehicle wholesale revenue	132.7	179.5	(46.9)	(26)%
Used vehicle revenue	$1,227.5	$1,310.6	$(83.1)	(6)%
Gross profit:
Used vehicle retail gross profit	$58.7	$56.8	$1.9	3%
Used vehicle wholesale gross profit	(0.5)	4.1	(4.6)	NM
Used vehicle gross profit	$58.2	$60.9	$(2.7)	(4)%
Used vehicle retail units:
Used vehicle retail units	33,013	35,071	(2,058)	(6)%
Used Vehicle Metrics—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
As Reported:
Revenue per used vehicle retailed	$33,362	$32,543	$818	3%
Gross profit per used vehicle retailed	$1,788	$1,631	$157	10%
Used vehicle retail gross margin	5.4%	5.0%	0.3%

Same Store:
Revenue per used vehicle retailed	$33,162	$32,251	$911	3%
Gross profit per used vehicle retailed	$1,777	$1,619	$158	10%
Used vehicle retail gross margin	5.4%	5.0%	0.3%
For the three months ended September 30, 2026, used vehicle revenue decreased by $118.1 million (8%) compared to the same period of the prior year, due to a $72.9 million (6%) decrease in used vehicle retail revenue and a $45.2 million (24%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $83.1 million (6%), due to a $46.9 million (26%) decrease in used vehicle wholesale revenue and a $36.3 million (3%) decrease in used vehicle retail revenue. Total used vehicle retail unit sales decreased by 8% on an all store basis and by 6% on a same store basis during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. While revenue per used vehicle retailed increased on both an all store and same store basis by 3% and 3%, respectively, the decrease in unit volumes on both an all store and same store basis negatively impacted used vehicle revenue for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Used vehicle revenue per vehicle sold increased due to the continued tight inventory levels heightened by consumers moving to the used vehicle market due to higher new vehicle prices. Used vehicle unit volumes continued to be negatively impacted by the lack of inventory availability, especially in vehicles with lower mileage.
For the three months ended September 30, 2026, both the total company and same store used vehicle retail gross profit margin increased by 35 basis points and 34 basis points, respectively, as compared to the three months ended September 30, 2025. The used vehicle retail gross margin increased from 5.0% to 5.4% on an all store basis and increased from 5.0% to 5.4% on a same store basis. Used vehicle retail gross profit increased $0.4 million (1%) for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 and increased $1.9 million (3%) on a same store basis for the same period. On a total company and same store basis, our gross profit per used vehicle retailed increased by $157 (10%) and $158 (10%), respectively, when compared to the prior year period. We attribute the increases in used vehicle retail gross profit margins to our continued strong execution around sourcing and disciplined focus on profitability.
Parts and Service—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions)
As Reported:
Parts and service revenue	$644.0	$659.4	$(15.4)	(2)%
Parts and service gross profit:
Customer pay	$202.0	$207.0	$(5.0)	(2)%
Warranty	58.9	60.0	(1.1)	(2)%
Collision	28.8	31.4	(2.6)	(8)%
Wholesale parts	18.8	20.5	(1.7)	(8)%
Parts and service gross profit, excluding reconditioning and preparation	$308.4	$318.8	$(10.4)	(3)%
Parts and service gross margin, excluding reconditioning and preparation	47.9%	48.3%	(0.5)%
Reconditioning and preparation *	$62.5	$70.3	$(7.8)	(11)%
Total parts and service gross profit	$371.0	$389.1	$(18.2)	(5)%
Total parts and service gross margin	57.6%	59.0%	(1.4)%

Same Store:
Parts and service revenue	$612.8	$608.4	$4.4	1%
Parts and service gross profit:
Customer pay	$191.3	$190.9	$0.4	NM
Warranty	54.9	55.6	(0.7)	(1)%
Collision	28.2	29.4	(1.2)	(4)%
Wholesale parts	18.3	18.8	(0.6)	(3)%
Parts and service gross profit, excluding reconditioning and preparation	$292.7	$294.8	$(2.1)	(1)%
Parts and service gross margin, excluding reconditioning and preparation	47.8%	48.5%	(0.7)%
Reconditioning and preparation *	$59.9	$66.3	$(6.3)	(10)%
Total parts and service gross profit	$352.6	$361.0	$(8.5)	(2)%
Total parts and service gross margin	57.5%	59.3%	(1.8)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of Parts and Service Cost of Sales in the accompanying Condensed Consolidated Statements of Income upon the sale of the vehicle.
The $15.4 million (2%) decrease in parts and service revenue was due to a $4.6 million (7%) decrease in collision revenue, a $4.4 million (4%) decrease in warranty revenue, a $3.2 million (3%) decrease in wholesale parts revenue, and a $3.2 million (1%) decrease in customer pay revenue. Same store parts and service revenue increased by $4.4 million (1%) to $612.8 million during the three months ended September 30, 2026 from $608.4 million during the three months ended September 30, 2025.

The increase in same store parts and service revenue was primarily due to a $6.6 million (2%) increase in customer pay revenue and a $2.3 million (2%) increase in wholesale parts revenue, partially offset by a $3.2 million (3%) decrease in warranty revenue and a $1.3 million (2%) decrease in collision revenue. The average age of vehicles continues to grow in 2026 reaching a historically high 13.0 years. Consumers are retaining vehicles for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the three months ended September 30, 2026, total parts and service gross profit decreased by $18.2 million (5%) to $371.0 million and same store total parts and service gross profit decreased by $8.5 million (2%) to $352.6 million when compared to the same period of the prior year. The all store decrease in gross profit is primarily due to a reduction in internal work driven by lower used vehicle unit sales and store divestitures which occurred late 2026 and in the first half of 2026. The same store decrease is primarily due to a decrease in internal work as a result of a reduction in same store used vehicle sales volumes during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Finance and Insurance, net—

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$182.5	$200.3	$(17.8)	(9)%
Finance and insurance, net gross profit	$170.4	$187.1	$(16.7)	(9)%
Finance and insurance, net per vehicle sold	$2,176	$2,182	$(6)	NM

Same Store:
Finance and insurance, net revenue	$175.1	$190.6	$(15.6)	(8)%
Finance and insurance, net gross profit	$163.0	$177.4	$(14.4)	(8)%
Finance and insurance, net per vehicle sold	$2,177	$2,196	$(19)	(1)%
F&I revenue, net decreased by $17.8 million (9%) during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025, as a result of a $6 decrease in F&I per vehicle retailed and a 9% decrease in total retail units sold.
On a same store basis, F&I revenue, net decreased by $15.6 million (8%) during the three months ended September 30, 2026 when compared to the three months ended September 30, 2025, primarily due to a 7% decrease in total retail units sold, and a $19 (1%) decrease in F&I per vehicle retailed. F&I revenue, net was negatively impacted by the deferral of commission revenue on the sale of TCA products, which we continue to roll out to all of our stores, as compared to the immediate revenue recognition on the sale of third party F&I products. In addition, customers continue to look for ways to manage lower monthly payments in a high interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Three Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions)
Finance and insurance, revenue	$14.2	$23.7	$(9.4)	(40)%
Finance and insurance, cost of sales	$12.1	$13.2	$(1.1)	(9)%
Finance and insurance, gross profit	$2.1	$10.4	$(8.3)	(80)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the three months ended September 30, 2026, TCA generated $14.2 million of revenue, after dealership eliminations, consisting primarily of earned premiums and $5.6 million of investment income from the investment portfolio. F&I revenue decreased by $9.4 million (40%) for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 due to the continued roll-out of TCA products across Asbury dealerships resulting in the deferral of F&I revenue over the TCA contract term as opposed to the immediate recognition of revenue associated with third-party F&I product sales.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the three months ended September 30, 2026, TCA recorded $12.1 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
We completed the rollout to all of our dealerships in October 2026 by offering TCA products at our Herb Chambers Businesses.
Selling, General, and Administrative Expense—

	For the Three Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2026	% of Gross Profit	2025	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$306.3	41.9%	$334.9	41.7%	$(28.6)	0.1%
Rent and related expenses	38.5	5.3%	39.6	4.9%	(1.1)	0.3%
Advertising	19.8	2.7%	18.7	2.3%	1.1	0.4%
Other	136.6	18.7%	133.8	16.7%	2.7	2.0%
Selling, general, and administrative expense	$501.2	68.5%	$527.1	65.7%	$(25.9)	2.8%
Gross profit	$731.5		$802.5

Same Store:
Personnel costs	$289.6	41.7%	$312.1	41.6%	$(22.5)	0.1%
Rent and related expenses	35.4	5.1%	36.7	4.9%	(1.3)	0.2%
Advertising	18.8	2.7%	16.4	2.2%	2.4	0.5%
Other	130.1	18.7%	120.2	16.0%	9.9	2.7%
Selling, general, and administrative expense	$474.0	68.2%	$485.4	64.7%	$(11.5)	3.5%
Gross profit	$695.0		$750.3

SG&A expense as a percentage of gross profit increased 284 basis points from 65.7% for the three months ended September 30, 2025 to 68.5% for the three months ended September 30, 2026. The increase in SG&A expense as a percentage of gross profit on a total company basis during the three months ended September 30, 2026 is the result of a decrease in gross profit for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, partially offset by a decrease in SG&A expense, itself driven by a decrease in personnel costs of $28.6 million.
On a same store basis, SG&A expense as a percentage of gross profit increased 349 basis points from 64.7% for the three months ended September 30, 2025 to 68.2% for the three months ended September 30, 2026. The increase in SG&A expense as a percentage of gross profit on a same store basis for the three months ended September 30, 2026 is the result of a decrease in gross profit, partially offset by a decrease in SG&A expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. On a same store basis, personnel costs decreased by $22.5 million (0.1%) for the three months ended September 30, 2026 as compared to the same period in the prior year due to a reduction in commissions payable on lower gross profits earned during the relevant periods. This was partially offset by an increase in other expense of $9.9 million (2.7%) on a same store basis primarily due to the Tekion implementation costs and duplicative DMS costs.

Floor Plan Interest Expense—
Floor plan interest expense decreased by $6.2 million (23%) to $20.5 million during the three months ended September 30, 2026 as compared to $26.7 million for the three months ended September 30, 2025, as a result of lower interest rates in 2025 and lower floor plan balances in 2026 due to store divestitures in late 2025 and the first half of 2026.
Other Interest Expense—
Other interest expense decreased $3.7 million (7%) from $51.3 million during the three months ended September 30, 2025 to $47.6 million during the three months ended September 30, 2026. This decrease was primarily due to a $0.9 million decrease in our mortgage facilities interest expense and a decrease of $1.4 million of credit facility interest expense as a result of lower interest rates incurred during the three months ended September 30, 2026 as compared to the same period in the prior year. Our mortgage loan balances were also lower during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to mortgage payoffs related to divested stores.
Gain on Dealership Divestitures, Net—
During the three months ended September 30, 2026, we sold five franchises (two dealership locations) for an aggregate purchase price of approximately $34.3 million. The Company recorded a pre-tax gain totaling $0.7 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net. During the three months ended September 30, 2025, we sold eight franchises (four dealership locations) for an aggregate purchase price of approximately $230.6 million. The Company recorded a pre-tax gain totaling $35.7 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
Income Tax Expense—
The $19.2 million (36%) decrease in income tax expense was primarily the result of a $61.1 million (31%) decrease in income before income taxes, a benefit for interest income relating to tax overpayments, and a reduction to the unfavorable effects of the permanent executive compensation tax adjustment. Our effective tax rate for the three months ended September 30, 2026 was 24.4% compared to 26.5% in the prior year comparative period, which differed from the U.S. statutory rate primarily due to the favorable effects of amended state income tax returns and the aforementioned interest income benefit offset by the unfavorable effects of the shortfall component of equity compensation, which are discrete items, and the unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2026 to be approximately 24.8%. This estimated effective tax rate includes the effects of the tax benefits related to the purchase of transferable tax credits.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except per share data)
REVENUE:
New vehicle	$6,724.0	$6,970.9	$(246.9)	(4)%
Used vehicle	3,736.5	3,933.8	(197.3)	(5)%
Parts and service	1,905.4	1,848.5	56.9	3%
Finance and insurance, net	545.4	569.3	(23.9)	(4)%
TOTAL REVENUE	12,911.3	13,322.5	(411.2)	(3)%
GROSS PROFIT:
New vehicle	395.7	464.1	(68.4)	(15)%
Used vehicle	196.8	198.8	(1.9)	(1)%
Parts and service	1,110.3	1,086.6	23.7	2%
Finance and insurance	508.7	529.2	(20.5)	(4)%
TOTAL GROSS PROFIT	2,211.5	2,278.6	(67.1)	(3)%
OPERATING EXPENSES:
Selling, general, and administrative	1,518.0	1,458.9	59.1	4%
Depreciation and amortization	69.3	59.4	9.9	17%
Asset impairments	4.2	26.0	(21.8)	NM
INCOME FROM OPERATIONS	620.0	734.3	(114.3)	(16)%
OTHER EXPENSES (INCOME):
Floor plan interest expense	63.2	65.6	(2.3)	(4)%
Other interest expense, net	142.2	135.0	7.2	5%
Gain on dealership divestitures, net	(126.4)	(45.8)	(80.7)	NM
Total other expenses, net	79.0	154.8	(75.9)	(49)%
INCOME BEFORE INCOME TAXES	541.0	579.5	(38.4)	(7)%
Income tax expense	133.5	147.5	(14.0)	(10)%
NET INCOME	$407.6	$432.0	$(24.4)	(6)%
Net income per share—Diluted	$22.10	$21.99	$0.12	1%
______________________________
NM—Not Meaningful

	For the Nine Months Ended September 30,
	2026	2025
REVENUE MIX PERCENTAGES:
New vehicle	52.1%	52.3%
Used vehicle retail	25.6%	25.8%
Used vehicle wholesale	3.3%	3.7%
Parts and service	14.8%	13.9%
Finance and insurance, net	4.2%	4.3%
Total revenue	100.0%	100.0%
GROSS PROFIT MIX PERCENTAGES:
New vehicle	17.9%	20.4%
Used vehicle retail	8.6%	7.9%
Used vehicle wholesale	0.3%	0.8%
Parts and service	50.2%	47.7%
Finance and insurance, net	23.0%	23.2%
Total gross profit	100.0%	100.0%
GROSS PROFIT MARGIN	17.1%	17.1%
SG&A EXPENSE AS A PERCENTAGE OF GROSS PROFIT	68.6%	64.0%
Total revenue for the nine months ended September 30, 2026 decreased by $411.2 million (3%) compared to the nine months ended September 30, 2025, due to a $246.9 million (4%) decrease in new vehicle revenue, a $197.3 million (5%) decrease in used vehicle revenue, and a $23.9 million (4%) decrease in F&I, net revenue, offset by a $56.9 million (3%) increase in parts and service revenue. During the nine months ended September 30, 2026, gross profit decreased by $67.1 million (3%), driven by a $68.4 million (15%) decrease in new vehicle gross profit, a $20.5 million (4%) decrease in F&I gross profit, and a $1.9 million (1%) decrease in used vehicle gross profit, offset by a $23.7 million (2%) increase in parts and service gross profit.
Income from operations during the nine months ended September 30, 2026 decreased by $114.3 million (16%) compared to the nine months ended September 30, 2025, primarily due to a $67.1 million (3%) decrease in gross profit, a $59.1 million (4%) increase in selling, general and administrative expenses, and a $9.9 million (17%) increase in depreciation and amortization expense, partially offset by a $21.8 million decrease in asset impairment expense.
Total other expenses, net decreased by $75.9 million (49%) during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily as a result of an $80.7 million increase in gain on dealership divestitures, net and a $2.3 million (4%) decrease in floor plan interest expense, offset by a $7.2 million (5%) increase in other interest expense, net. Income before income taxes decreased by $38.4 million (7%) to $541.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Overall, net income decreased by $24.4 million (6%) during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

New Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Luxury	$2,209.5	$2,141.2	$68.3	3%
Import	2,776.8	2,830.7	(53.8)	(2)%
Domestic	1,737.7	1,999.0	(261.4)	(13)%
Total new vehicle revenue	$6,724.0	$6,970.9	$(246.9)	(4)%
Gross profit:
Luxury	$186.5	$197.6	$(11.1)	(6)%
Import	138.6	167.2	(28.6)	(17)%
Domestic	70.6	99.4	(28.8)	(29)%
Total new vehicle gross profit	$395.7	$464.1	$(68.4)	(15)%
New vehicle units:
Luxury	29,269	28,930	339	1%
Import	67,884	69,661	(1,777)	(3)%
Domestic	30,110	35,412	(5,302)	(15)%
Total new vehicle units	127,263	134,003	(6,740)	(5)%

Same Store:
Revenue:
Luxury	$1,747.0	$1,874.0	$(127.1)	(7)%
Import	2,586.4	2,717.4	(131.0)	(5)%
Domestic	1,629.0	1,886.1	(257.1)	(14)%
Total new vehicle revenue	$5,962.3	$6,477.5	$(515.2)	(8)%
Gross profit:
Luxury	$149.2	$175.0	$(25.7)	(15)%
Import	125.7	160.7	(35.0)	(22)%
Domestic	63.9	94.5	(30.5)	(32)%
Total new vehicle gross profit	$338.8	$430.1	$(91.3)	(21)%
New vehicle units:
Luxury	23,558	25,552	(1,994)	(8)%
Import	63,155	66,942	(3,787)	(6)%
Domestic	28,272	33,384	(5,112)	(15)%
Total new vehicle units	114,985	125,878	(10,893)	(9)%

New Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
As Reported:
Revenue per new vehicle sold	$52,835	$52,020	$815	2%
Gross profit per new vehicle sold	$3,109	$3,463	$(354)	(10)%
New vehicle gross margin	5.9%	6.7%	(0.8)%

Luxury:
Gross profit per new vehicle sold	$6,371	$6,829	$(458)	(7)%
New vehicle gross margin	8.4%	9.2%	(0.8)%
Import:
Gross profit per new vehicle sold	$2,042	$2,400	$(358)	(15)%
New vehicle gross margin	5.0%	5.9%	(0.9)%
Domestic:
Gross profit per new vehicle sold	$2,344	$2,806	$(461)	(16)%
New vehicle gross margin	4.1%	5.0%	(0.9)%

Same Store:
Revenue per new vehicle sold	$51,853	$51,458	$395	1%
Gross profit per new vehicle sold	$2,947	$3,417	$(470)	(14)%
New vehicle gross margin	5.7%	6.6%	(1.0)%

Luxury:
Gross profit per new vehicle sold	$6,335	$6,848	$(513)	(7)%
New vehicle gross margin	8.5%	9.3%	(0.8)%
Import:
Gross profit per new vehicle sold	$1,990	$2,400	$(410)	(17)%
New vehicle gross margin	4.9%	5.9%	(1.1)%
Domestic:
Gross profit per new vehicle sold	$2,261	$2,830	$(569)	(20)%
New vehicle gross margin	3.9%	5.0%	(1.1)%
For the nine months ended September 30, 2026, new vehicle revenue decreased by $246.9 million (4%) due to a decrease in new vehicle units sold of 6,740 (5%), partially offset by a $815 (2%) increase in revenue per new vehicle sold as compared to the nine months ended September 30, 2025. Same store new vehicle revenue decreased by $515.2 million (8%), driven by a decrease in new vehicles sold of 10,893 (9%), partially offset by a $395 (1%) increase in revenue per new vehicle sold as compared to the nine months ended September 30, 2025.
For the nine months ended September 30, 2026, new vehicle gross profit and same store new vehicle gross profit decreased by $68.4 million (15%) and $91.3 million (21%), respectively. Same store new vehicle gross margin for the nine months ended September 30, 2026 decreased 96 basis points to 5.7%. A 77 basis point decrease was seen in new vehicle gross profit margins, as reported. The decrease in our new vehicle gross profit margin was primarily attributable to the softening of historically high new vehicle margins seen in recent years, combined with affordability constraints which have also served to compress margins.
The seasonally adjusted annual rate ("SAAR") for new vehicle sales in the U.S. during the nine months ended September 30, 2026 was approximately 16.1 million which decreased as compared to approximately 16.4 million during the nine months ended September 30, 2025. The decrease in SAAR period over period was due to higher consumer demand for new vehicles driven by automobile tariff uncertainty in the first and second quarter of 2025 that did not recur in 2026. We also continue to be impacted by the significant variation in new vehicle days supply among brands and models.

Used Vehicle—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Revenue:
Used vehicle retail revenue	$3,307.4	$3,435.1	$(127.6)	(4)%
Used vehicle wholesale revenue	429.0	498.7	(69.7)	(14)%
Used vehicle revenue	$3,736.5	$3,933.8	$(197.3)	(5)%
Gross profit:
Used vehicle retail gross profit	$189.4	$180.0	$9.5	5%
Used vehicle wholesale gross profit	7.4	18.8	(11.4)	(60)%
Used vehicle gross profit	$196.8	$198.8	$(1.9)	(1)%
Used vehicle retail units:
Used vehicle retail units	100,886	109,344	(8,458)	(8)%

Same Store:
Revenue:
Used vehicle retail revenue	$2,906.0	$3,151.2	$(245.1)	(8)%
Used vehicle wholesale revenue	376.4	477.7	(101.3)	(21)%
Used vehicle revenue	$3,282.4	$3,628.9	$(346.5)	(10)%
Gross profit:
Used vehicle retail gross profit	$166.4	$167.8	$(1.3)	(1)%
Used vehicle wholesale gross profit	6.1	19.1	(13.1)	(68)%
Used vehicle gross profit	$172.5	$186.9	$(14.4)	(8)%
Used vehicle retail units:
Used vehicle retail units	90,417	100,855	(10,438)	(10)%

Used Vehicle Metrics—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
As Reported:
Revenue per used vehicle retailed	$32,784	$31,415	$1,369	4%
Gross profit per used vehicle retailed	$1,878	$1,646	$232	14%
Used vehicle retail gross margin	5.7%	5.2%	0.5%

Same Store:
Revenue per used vehicle retailed	$32,140	$31,244	$896	3%
Gross profit per used vehicle retailed	$1,841	$1,663	$178	11%
Used vehicle retail gross margin	5.7%	5.3%	0.4%
For the nine months ended September 30, 2026, used vehicle revenue decreased by $197.3 million (5%) compared to the same period of the prior year, due to a $127.6 million (4%) decrease in used vehicle retail revenue and a $69.7 million (14%) decrease in used vehicle wholesale revenue. Same store used vehicle revenue decreased by $346.5 million (10%) due to a $245.1 million (8%) decrease in used vehicle retail revenue and a $101.3 million (21%) decrease in used vehicle wholesale revenue. Total used vehicle retail unit sales decreased by 8% on an all store basis and by 10% on a same store basis during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. While revenue per used vehicle retailed increased on both an all store and same store basis by 4% and 3%, respectively, the decrease in unit volumes on both an all store and same store basis negatively impacted used vehicle revenue for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Used vehicle revenue per vehicle sold increased due to the continued tight inventory levels heightened by consumers moving to the used vehicle market due to higher new vehicle prices. Used vehicle unit volumes were negatively impacted by lower new vehicle unit sales which reduced trade-ins, our primary source of used vehicle inventory, and the continued lack of inventory availability, especially in vehicles with lower mileage.
For the nine months ended September 30, 2026, the total company and same store used vehicle retail gross profit margin increased by 49 basis points and 40 basis points, respectively, as compared to the nine months ended September 30, 2025. The used vehicle retail gross margin increased from 5.2% to 5.7% on an all store basis and increased from 5.3% to 5.7% on a same store basis. Used vehicle retail gross profit increased $9.5 million (5%) for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 and decreased $1.3 million (1%) on a same store basis for the same period. On a total company and same store basis, our gross profit per used vehicle retailed increased $232 (14%) and $178 (11%), respectively, when compared to the prior year period. This was primarily driven by increases in used vehicle market prices due to the tight used vehicle inventory market. We attribute the increases in used vehicle gross profit margins to strong execution around sourcing and disciplined focus on profitability.
Parts and Service—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions)
As Reported:
Parts and service revenue	$1,905.4	$1,848.5	$56.9	3%
Parts and service gross profit:
Customer pay	$599.9	$576.0	$23.9	4%
Warranty	179.3	162.7	16.6	10%
Collision	89.7	93.9	(4.2)	(4)%
Wholesale parts	56.5	57.9	(1.4)	(2)%
Parts and service gross profit, excluding reconditioning and preparation	$925.4	$890.5	$35.0	4%
Parts and service gross margin, excluding reconditioning and preparation	48.6%	48.2%	0.4%
Reconditioning and preparation *	$184.9	$196.2	$(11.3)	(6)%
Total parts and service gross profit	$1,110.3	$1,086.6	$23.7	2%
Total parts and service gross margin	58.3%	58.8%	(0.5)%

Same Store:
Parts and service revenue	$1,697.1	$1,685.2	$11.9	1%
Parts and service gross profit:
Customer pay	$527.8	$526.4	$1.4	NM
Warranty	151.7	150.1	1.6	1%
Collision	83.7	88.1	(4.4)	(5)%
Wholesale parts	52.6	52.2	0.3	1%
Parts and service gross profit, excluding reconditioning and preparation	$815.8	$816.9	$(1.1)	NM
Parts and service gross margin, excluding reconditioning and preparation	48.1%	48.5%	(0.4)%
Reconditioning and preparation *	$168.9	$182.6	$(13.7)	(8)%
Total parts and service gross profit	$984.7	$999.5	$(14.8)	(1)%
Total parts and service gross margin	58.0%	59.3%	(1.3)%
* Reconditioning and preparation represents the gross profit earned by our parts and service departments for internal work performed and is included as a reduction of parts and service cost of sales in the accompanying condensed consolidated statements of income upon the sale of the vehicle.
The $56.9 million (3%) increase in parts and service revenue was primarily due to a $48.1 million (5%) increase in customer pay revenue and a $20.2 million (7%) increase in warranty revenue, partially offset by a $9.1 million (5%) decrease in collision revenue and a $2.3 million (1%) decrease in wholesale parts revenue. Same store parts and service revenue increased by $11.9 million (1%) to $1,697.1 million during the nine months ended September 30, 2026 from $1,685.2 million during the nine months ended September 30, 2025. The increase in same store parts and service revenue was due to a $15.8 million (2%) increase in customer pay revenue and an $8.1 million (3%) increase in wholesale parts revenue, partially offset by a $10.0 million (5%) decrease in collision revenue and a $2.0 million (1%) decrease in warranty revenue. The average age of vehicles in 2026 is historically high at 13.0 years. Consumers are retaining vehicles for longer periods of time due to various factors, including the higher cost of vehicles, higher interest rates, as well as the vehicle inventory constraints experienced in the automotive industry in recent years.
For the nine months ended September 30, 2026, total parts and service gross profit increased by $23.7 million (2%) to $1,110.3 million, and same store total parts and service gross profit decreased by $14.8 million (1%) to $984.7 million when compared to the same period of the prior year. The all store increase is primarily due to the Herb Chambers acquisition, offset by store divestitures, while the same store decrease is primarily due to a decrease in internal work and the collision business profitability offset by increased customer pay and warranty volume, which is in line with the increasing trend of aged vehicles.
Finance and Insurance, net—

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions, except for per vehicle data)
As Reported:
Finance and insurance, net revenue	$545.4	$569.3	$(23.9)	(4)%
Finance and insurance, net gross profit	$508.7	$529.2	$(20.5)	(4)%
Finance and insurance, net per vehicle sold	$2,230	$2,174	$55	3%

Same Store:
Finance and insurance, net revenue	$494.6	$538.4	$(43.9)	(8)%
Finance and insurance, net gross profit	$457.9	$498.3	$(40.4)	(8)%
Finance and insurance, net per vehicle sold	$2,229	$2,198	$31	1%
F&I revenue, net decreased by $23.9 million (4%) during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025, as a result of a 6% decrease in total retail units sold, partially offset by a $55 (3%) increase in F&I per vehicle retailed.
On a same store basis, F&I revenue, net decreased by $43.9 million (8%) during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025, primarily due to a 9% decrease in total retail units sold, partially offset by a $31 (1%) increase in F&I per vehicle retailed. F&I revenue, net was negatively impacted by the deferral of commission revenue on the sale of TCA products, which we continue to roll out to all of our stores, as compared to the immediate revenue recognition on the sale of third party F&I products. In addition, customers continue to look for ways to manage lower monthly payments in a high interest rate environment.
The financial results of the TCA segment, after dealership eliminations, are as follows:

	For the Nine Months Ended September 30,		Increase (Decrease)	% Change
	2026	2025
	(Dollars in millions)
Finance and insurance, revenue	$58.2	$70.3	$(12.0)	(17)%
Finance and insurance, cost of sales	$36.7	$40.1	$(3.4)	(9)%
Finance and insurance, gross profit	$21.5	$30.1	$(8.6)	(29)%
TCA offers a variety of F&I products, such as extended vehicle service contracts, prepaid maintenance contracts, GAP, appearance protection contracts and lease wear-and-tear contracts. TCA's products are sold through our automobile dealerships.
Revenue generated by TCA is earned over the period of the related product contract. The method for recognizing revenue is assigned based on contract type and expected claim patterns. Premium revenues are supplemented with investment gains or losses and income earned associated with the performance of TCA's investment portfolio. During the nine months ended September 30, 2026, TCA generated $58.2 million of revenue, after dealership eliminations, consisting primarily of earned premiums and $16.3 million of investment income from the investment portfolio. F&I revenue decreased by $12.0 million

(17%) for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to the continued roll-out of TCA products across Asbury dealerships resulting in the deferral of F&I revenue over the TCA contract term as opposed to the immediate recognition of revenue associated with third-party F&I product sales.
Direct expenses incurred for the acquisition of F&I contracts on which revenue has not yet been recognized have been deferred and are amortized over the related contract period. During the nine months ended September 30, 2026, TCA recorded $36.7 million of cost of sales consisting primarily of claims expense. Commissions expense paid by TCA to our affiliated dealerships and reflected as F&I revenue in our Dealerships segment is eliminated in the TCA segment upon consolidation.
We completed the rollout to all of our dealerships in October 2026 by offering TCA products at our Herb Chambers Businesses.
Selling, General, and Administrative Expense—

	For the Nine Months Ended September 30,				Increase (Decrease)	% of Gross Profit Increase (Decrease)
	2026	% of Gross Profit	2025	% of Gross Profit
	(Dollars in millions)
As Reported:
Personnel costs	$938.4	42.4%	$954.1	41.9%	$(15.8)	0.6%
Rent and related expenses	122.2	5.5%	89.5	3.9%	32.7	1.6%
Advertising	54.1	2.4%	51.1	2.2%	3.0	0.2%
Other	403.4	18.2%	364.2	16.0%	39.2	2.3%
Selling, general, and administrative expense	$1,518.0	68.6%	$1,458.9	64.0%	$59.1	4.6%
Gross profit	$2,211.5		$2,278.6

Same Store:
Personnel costs	$827.0	42.3%	$882.5	41.7%	$(55.4)	0.6%
Rent and related expenses	101.2	5.2%	81.2	3.8%	20.1	1.3%
Advertising	46.6	2.4%	44.3	2.1%	2.3	0.3%
Other	349.4	17.9%	331.7	15.7%	17.7	2.2%
Selling, general, and administrative expense	$1,324.2	67.8%	$1,339.6	63.3%	$(15.3)	4.4%
Gross profit	$1,953.9		$2,114.8
SG&A expense as a percentage of gross profit increased 461 basis points from 64.0% for the nine months ended September 30, 2025 to 68.6% for the nine months ended September 30, 2026. The increase in SG&A as a percentage of gross profit on a total company basis during the nine months ended September 30, 2026 is the result of a decrease in gross profit for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 and an increase in SG&A expense driven by the Herb Chambers Businesses and offset by store divestitures in 2025 and the first quarter of 2026.
On a same store basis, SG&A expense as a percentage of gross profit increased 443 basis points from 63.3% for the nine months ended September 30, 2025 to 67.8% for the nine months ended September 30, 2026. The increase in SG&A expense as a percentage of gross profit on a same store basis for the nine months ended September 30, 2026 is the result of a decrease in gross profit, partially offset by a decrease in SG&A expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. On a same store basis, personnel costs decreased by $55.4 million (0.6%) for the nine months ended September 30, 2026 as compared to the same period in the prior year due to a reduction in commissions payable on lower gross profits earned during the relevant periods. In addition, rent and related expense increased on a same store basis by $20.1 million (1.3%) primarily due to a $15.0 million insurance recovery received in the first half of 2025 and $3.8 million in costs associated with weather events in 2026. In addition, other expense increased on a same store basis by $17.7 million (2.2%) primarily due to the Tekion implementation costs and duplicative DMS costs.
Asset Impairments—
During the nine months ended September 30, 2026, we recognized asset impairment charges of $4.2 million related to a dealership that met the criteria to be reflected as assets held for sale in June 2026, and whose franchise rights carrying value exceeded the Company's estimate of the franchise rights fair value less costs to sell.

For the nine months ended September 30, 2025, we recognized asset impairment charges of $26.0 million related to five dealerships that met the criteria to be reflected as assets held for sale in March 2025 and one that met the criteria in October 2025 whose franchise rights carrying values exceeded the Company's estimate of the franchise rights fair value less costs to sell.
Floor Plan Interest Expense—
Floor plan interest expense decreased by $2.3 million (4%) to $63.2 million during the nine months ended September 30, 2026 compared to $65.6 million during the nine months ended September 30, 2025, as a result of lower interest rates offset by net higher non-manufacturer floor plan balances in 2026 due to the Herb Chambers acquisition, which was partially offset by lower non-manufacturer floor plan balances due to store divestitures in 2025 and February 2026.
Other Interest Expense—
Other interest expense increased $7.2 million (5%) from $135.0 million during the nine months ended September 30, 2025 to $142.2 million during the nine months ended September 30, 2026. This increase was primarily due to a $6.0 million increase in our mortgage facilities interest expense and $0.4 million increase in credit facility interest expense as a result of borrowings incurred in connection with the Herb Chambers acquisition.
Gain on Dealership Divestitures, net—
During the nine months ended September 30, 2026, we sold 19 franchises (12 dealership locations) for an aggregate purchase price of approximately $397.2 million. The Company recorded a pre-tax gain totaling $126.4 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
During the nine months ended September 30, 2025, we sold 17 franchises (11 dealership locations) for an aggregate purchase price of $452.9 million. The Company recorded a pre-tax gain totaling $45.8 million, which is presented in our accompanying condensed consolidated statements of income as a gain on dealership divestitures, net.
Income Tax Expense—
The $14.0 million (10%) decrease in income tax expense was primarily the result of a $38.4 million (7%) decrease in income before income taxes, a benefit for interest income relating to tax overpayments, and a reduction to the unfavorable effects of the permanent executive compensation tax adjustment. Our effective tax rate for the nine months ended September 30, 2026 was 24.7% compared to 25.5% in the prior year comparative period, which differed from the U.S. statutory rate primarily due to the favorable effects of amended state income tax returns and the aforementioned interest income benefit offset by the unfavorable effects of the shortfall component of equity compensation, which are discrete items, and the unfavorable effects of various permanent tax adjustments such as executive compensation. We estimate our effective tax rate for the year ended December 31, 2026 to be approximately 24.8%. This estimated effective tax rate includes the effects of the tax benefits related to the purchase of transferable tax credits.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2026, we had total available liquidity of $1.03 billion, which consisted of cash and cash equivalents of $45.6 million (excluding $38.9 million held by TCA), short-term investments of $4.3 million, available funds in our floor plan offset accounts of $160.6 million, $794.3 million of availability under our revolving credit facility and $27.1 million of availability under our used vehicle floor plan facility. The borrowing capacities under our revolving credit facility and our used vehicle revolving floor plan facility are limited by borrowing base calculations and, from time to time, may be further limited by our required compliance with certain financial covenants. As of September 30, 2026, these financial covenants did not further limit our availability under our other credit facilities. Our 2021 syndicated real estate facility is scheduled to mature in December 2026. The Company expects to complete a refinance of the full outstanding principal amount prior to the expiration date of the existing agreement.
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

Covenants
We are subject to a number of customary operating and other restrictive covenants in our various debt and lease agreements. We were in compliance with all of our covenants as of September 30, 2026.
Share Repurchases and Dividend Restrictions
Our ability to repurchase shares or pay dividends on our common stock is subject to our compliance with the covenants and restrictions in our various debt and lease agreements.
On February 25, 2026, the Company announced that its Board of Directors approved an increase of $424.0 million in the Company's share repurchase authorization to $500.0 million (the "New Share Repurchase Authorization"). As of September 30, 2026, the Company had $322.4 million remaining on its share repurchase authorization. The extent to which the Company repurchases its shares, the number of shares and the timing of any repurchases, will depend on general market conditions, legal requirements and other corporate considerations. The repurchase program may be modified, suspended or terminated at any time without prior notice.
During the three months ended September 30, 2026, the Company did not repurchase and retire any shares of our common stock under our share repurchase program. During the nine months ended September 30, 2026, the Company repurchased and retired 1,346,359 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $277.6 million for the nine months ended September 30, 2026.
During the three and nine months ended September 30, 2025, the Company repurchased and retired 220,587 shares of our common stock under our share repurchase program. The cash paid for these share repurchases was $50.0 million for the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, the Company repurchased 1,670 and 39,907 shares of our common stock for $0.3 million and $10.2 million, respectively, from employees in connection with a net share settlement feature of employee equity-based awards.
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

	For the Nine Months Ended September 30,
	2026	2025
	(In millions)
Reconciliation of cash provided by operating activities to cash provided by operating activities, as adjusted
Cash provided by operating activities, as reported	$617.7	$623.3
Change in Floor Plan Notes Payable—Non-Trade, net	(122.6)	(7.5)
Change in Floor Plan Notes Payable—Non-Trade associated with floor plan offset, used vehicle borrowing base changes adjusted for acquisitions and divestitures	47.6	(15.4)
Change in Floor Plan Notes Payable—Trade associated with floor plan offset, adjusted for acquisitions and divestitures	(17.4)	(57.8)
Adjusted cash flow provided by operating activities	$525.2	$542.6

Operating Activities—
Net cash provided by operating activities totaled $617.7 million and $623.3 million, for the nine months ended September 30, 2026 and 2025, respectively. Adjusted cash flow provided by operating activities totaled $525.2 million and $542.6 million for the nine months ended September 30, 2026 and 2025, respectively. Adjusted cash flow provided by operating activities includes net income, adjustments to reconcile net income to net cash provided by operating activities, changes in working capital, changes in used vehicle borrowing base, changes in floor plan notes payable - non-trade and trade, excluding the impact of offsets, and excluding operating cash flows associated with acquisitions and divestitures related to loaner vehicles and new vehicle inventories financed through floor plan notes payable - trade.
The $17.4 million decrease in adjusted cash flow provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily the result of the following:
•decrease of $107.0 million in net income and non-cash adjustments to net income;
•$14.2 million decrease related to other current assets, net; and
•$12.4 million decrease related to accounts payable and accrued liabilities.
The decrease in our adjusted cash flow provided by operating activities was partially offset by:
•$56.9 million increase related to sales volume and the timing of collection of accounts receivable and contracts-in-transit during 2026 as compared to 2025;
•increase of $32.3 million related to inventory, net of floor plan notes payable, including both trade and non-trade, excluding offset and including used vehicle borrowing base changes adjusted for acquisitions and divestitures; and
•$26.1 million increase related to other long term assets and liabilities, net.

Investing Activities—
Net cash provided by investing activities totaled $138.4 million for the nine months ended September 30, 2026 compared to net cash used in investing activities of $1.49 billion for the nine months ended September 30, 2025.
Capital expenditures, excluding the purchase of real estate, were $189.7 million and $104.4 million for the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, we acquired real estate properties for $58.3 million. We did not acquire real estate properties during the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, we sold 19 franchises (12 dealership locations) for an aggregate purchase price of $397.2 million. The Company recorded a pre-tax gain totaling $126.4 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
During the nine months ended September 30, 2025, we sold 17 franchises (11 dealership locations) for an aggregate purchase price of $452.9 million. The Company recorded a pre-tax gain totaling $45.8 million, which is presented in our accompanying consolidated statements of income as a gain on dealership divestitures, net.
We purchased $100.4 million and $153.8 million of debt securities during the nine months ended September 30, 2026 and 2025, respectively.
We received proceeds of $83.9 million and $98.0 million from the sale of debt securities during the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, we received cash proceeds of $5.7 million from the sale of real estate. During the nine months ended September 30, 2025, we did not sell any real estate.
We expect that capital expenditures during 2026 will total $250.0 - $275.0 million to upgrade or replace our existing facilities, construct new facilities, expand our service capacity, and invest in technology and equipment. In addition, as part of our capital allocation strategy, we continually evaluate opportunities to purchase properties currently under lease and acquire properties in connection with future dealership relocations. No assurances can be provided that we will have or be able to access capital at times or on terms in amounts deemed necessary to execute this strategy.
Financing Activities—
Net cash used in financing activities totaled $712.0 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $830.7 million for the nine months ended September 30, 2025.
During the nine months ended September 30, 2026 and 2025, we had non-trade floor plan borrowings, excluding floor plan borrowings associated with acquisitions, of $7.23 billion and $7.95 billion, respectively, and non-trade floor plan repayments, excluding floor plan repayments associated with divestitures, of $7.36 billion and $7.70 billion, respectively.
During the nine months ended September 30, 2025, we had floor plan borrowings incurred to finance the Herb Chambers acquisition of $262.7 million. In addition, certain subsidiaries of the Company borrowed $546.5 million (the "2025 Real Estate Facility") under a real estate term loan credit agreement. The Company used the proceeds from these borrowings, together with other available funds, to finance the Herb Chambers acquisition.
During the nine months ended September 30, 2026 and 2025, we had non-trade floor plan repayments associated with dealership divestitures of $90.9 million and $72.0 million, respectively.
Repayments of borrowings totaled $85.7 million and $154.8 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, payments of debt issuance costs related to borrowings incurred to finance the Herb Chambers acquisition totaled $5.7 million for the nine months ended September 30, 2025.
There were $1.25 billion borrowings and $1.37 billion repayments under our revolving credit facility during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, there were $1.55 billion borrowings and $1.48 billion repayments under our revolving credit facility.
During the nine months ended September 30, 2026, we repurchased 1,346,359 shares of our common stock under our share repurchase program for a total of $277.6 million and repurchased 39,907 shares of our common stock for $10.2 million from employees in connection with a net share settlement feature of employee equity-based awards. During the nine months ended

September 30, 2025, we repurchased 44,069 shares of our common stock for $12.8 million from employees in connection with a net share settlement feature of employee equity-based awards.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements during any of the periods presented other than those disclosed in Note 13 "Commitments and Contingencies" of the Company's condensed consolidated financial statements.
Guarantor Financial Information
As of September 30, 2026, the Company had outstanding $405.0 million of 4.500% Senior Notes due 2028 and $445.0 million of 4.750% Senior Notes due 2030. The Senior Notes have been fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each existing and future restricted subsidiary of the Company (the “Guarantor Subsidiaries”), with the exception of Landcar Administration Company, Landcar Agency, Inc. and Landcar Casualty Company and their respective subsidiaries (collectively, the “TCA Non-Guarantor Subsidiaries"). The 2028 Notes and the 2030 Notes were required to be registered under the Securities Act of 1933 within 270 days of the closing date for the offering of each respective series. The Company completed the registration of the 2028 Notes and 2030 Notes in October 2020.
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

Summarized Balance Sheet Data of Asbury and Guarantor Subsidiaries
	As of
	September 30, 2026	December 31, 2025
	(In millions)
Current assets	$2,670.6	$3,150.3
Current assets - affiliates	$0.4	$0.5
Non-current assets	$7,825.2	$7,614.8

Current liabilities	$2,741.7	$2,995.7
Current liabilities - affiliates	$21.7	$21.9
Non-current liabilities	$3,448.7	$3,623.0
Summarized Statement of Operations Data for Asbury and Guarantor Subsidiaries

For the Nine Months Ended September 30,
2026
(In millions)
Net sales	$12,665.3
Gross profit	$2,165.6
Income from operations	$595.7
Net income	$397.7
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to risk from changes in interest rates on a significant portion of our outstanding indebtedness. Based on $1.94 billion of total variable interest rate debt, which includes our floor plan notes payable, amounts drawn on our used vehicle floor plan, revolver and certain mortgage liabilities, outstanding as of September 30, 2026, a 100 basis point change in interest rates would result in a change of $19.4 million in annual interest expense.
We periodically receive floor plan assistance from certain automobile manufacturers, which is primarily accounted for as a reduction in our new vehicle inventory cost. Floor plan assistance reduced our cost of sales for the nine months ended September 30, 2026 and 2025 by $79.4 million and $83.4 million, respectively. We cannot provide assurance as to the future amount of floor plan assistance and these amounts may be negatively impacted due to future changes in interest rates.
As part of our strategy to mitigate our exposure to fluctuations in interest rates, we have various interest rate swap agreements. All of our interest rate swaps qualify for cash flow hedge accounting treatment and do not contain any ineffectiveness.
As of September 30, 2026, we had five interest rate swap agreements. These swaps are designed to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR. The following table provides information on the attributes of each swap as of September 30, 2026:

Inception Date	Notional Principal at Inception	Notional Value	Notional Principal at Maturity	Maturity Date
	(In millions)
January 2022	$300.0	$232.5	$228.8	December 2026
January 2022	$250.0	$250.0	$250.0	December 2031
May 2021	$184.4	$145.6	$110.6	May 2031
July 2020	$93.5	$61.9	$50.6	December 2028
February 2026	$250.0	$242.6	$194.3	July 2030
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13(a)-15(f). As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, as part of our integration activities following the acquisition of The Herb Chambers Dealerships ("Chambers") in July 2025, we continued implementing changes related to Chambers' business process controls, IT general controls and IT infrastructure to more closely align with the standards of the Company's controls environment.
During the quarter ended September 30, 2026, we converted 47 stores from CDK, our existing DMS provider, to Tekion, a cloud-based DMS. We are implementing new or modified procedures and controls where appropriate and will continue to evaluate the design and operating effectiveness of internal control over financial reporting in subsequent periods.
There were no other material changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2026 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In millions)
07/01/2026 - 07/31/2026	340	$205.04	—	$322.4
08/01/2026 - 08/31/2026	1,258	$210.66	—	$322.4
09/01/2026 - 09/30/2026	72	$185.18	—	$322.4
Total	1,670(1)		—
_____________________
(1) During the quarter ended September 30, 2026, the Company repurchased 1,670 shares of our common stock from employees in connection with a net share settlement feature of employee equity-based awards.
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
Item 5. Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1	Consulting and Contractor Agreement dated August 31, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on August 31, 2026)
10.2	Severance Pay Agreement for Key Employee between Asbury Automotive Group, Inc. and Wendy Reynolds-Dobbs dated September 14, 2026
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asbury Automotive Group, Inc.

Date:	October 30, 2026	By:	/s/ Daniel E. Clara
		Name:	Daniel E. Clara
		Title:	President and Chief Executive Officer

Date:	October 30, 2026	By:	/s/ Michael D. Welch
		Name:	Michael D. Welch
		Title:	Senior Vice President and Chief Financial Officer